Form 10-Q
period 2008-06-30
Scripps Networks Interactive, Inc.
filed 2008-08-14
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 1-34004

SCRIPPS NETWORKS INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Ohio	61-1551890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

312 Walnut Street Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 824-3200

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2008 there were 126,897,609 of the Registrant’s Class A Common shares outstanding and 36,568,226 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

2

PART I

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us” or “SNI” may, depending on the context, refer to Scripps Networks Interactive, Inc., to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

ITEM 1.	FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page F-1 of this Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page F-1 of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page F-1 of this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page F-1 of this Form 10-Q.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, such as employment and employee relations and various governmental and administrative proceedings, none of which is expected to result in material loss.

ITEM 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in the Risk Factors section of our Form 10 as amended on June 11, 2008.

3

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: August 14, 2008	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

5

Condensed Combined Balance Sheets

	As of
(In thousands, except share data)	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,800	$12,532
Short-term investments	13,141	—
Accounts and notes receivable (less allowances - $4,421 and $3,945)	389,642	364,824
Programs and program licenses	223,780	212,868
Other current assets	14,955	12,533

Total current assets	677,318	602,757

Investments	44,763	38,444
Property, plant and equipment, net	179,273	173,255
Goodwill and other intangible assets:
Goodwill	665,187	665,154
Other intangible assets, net	118,439	129,385

Total goodwill and other intangible assets, net	783,626	794,539

Other assets:
Programs and program licenses (less current portion)	258,656	261,607
Unamortized network distribution incentives	120,093	135,367
Other non-current assets	11,351	11,858

Total other assets	390,100	408,832

Total Assets	$2,075,080	$2,017,827

Liabilities and Shareholder’s Equity:
Current liabilities:
Accounts payable	$7,938	$8,010
Customer deposits and unearned revenue	12,299	15,018
Accrued liabilities:
Employee compensation and benefits	19,470	28,780
Accrued marketing and advertising costs	20,677	17,587
Other accrued liabilities	32,981	38,448
Other current liabilities	28,468	36,737

Total current liabilities	121,833	144,580

Deferred income taxes	140,754	115,474
Long-term debt	325,000	503,361
Other liabilities (less current portion)	111,618	102,626

Total liabilities	699,205	866,041

Minority interests	129,015	138,498

Shareholder’s Equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 126,897,609 shares for 2008	1,269	—
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,568,226 shares for 2008	366	—
Additional paid-in capital	1,204,962	—
Parent company’s net investment	—	971,889
Accumulated other comprehensive income	40,263	41,399

Total shareholder’s equity	1,246,860	1,013,288

Total Liabilities and Shareholder’s Equity	$2,075,080	$2,017,827

See Notes to Condensed Combined Financial Statements.

Condensed Combined Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Operating Revenues:
Advertising	$271,560	$244,529	$507,714	$450,277
Referral fees	66,367	59,127	142,871	121,193
Network affiliate fees, net	69,684	58,672	137,114	116,524
Other	8,463	4,842	16,707	11,589

Total operating revenues	416,074	367,170	804,406	699,583

Costs and Expenses:
Employee compensation and benefits	64,738	59,835	132,754	124,884
Programs and program licenses	71,566	58,383	136,563	109,329
Marketing and advertising	51,101	44,985	106,999	103,397
Other costs and expenses	47,672	45,980	93,439	90,686

Total costs and expenses	235,077	209,183	469,755	428,296

Depreciation, Amortization and Losses:
Depreciation	12,772	10,485	24,983	18,760
Amortization of intangible assets	5,485	10,600	10,984	25,758
Losses on disposal of property, plant and equipment	71	196	835	264

Total depreciation, amortization and losses	18,328	21,281	36,802	44,782

Operating income	162,669	136,706	297,849	226,505
Interest expense	(5,289)	(10,212)	(11,110)	(20,298)
Equity in earnings of affiliates	5,083	4,552	8,759	8,522
Gains (losses) on repurchases of debt	(26,380)	317	(26,380)	317
Miscellaneous, net	226	1,543	(917)	1,613

Income from continuing operations before income taxes and minority interests	136,309	132,906	268,201	216,659
Provision for income taxes	58,604	41,552	101,724	67,112

Income from continuing operations before minority interests	77,705	91,354	166,477	149,547
Minority interests	24,433	20,906	46,700	38,835

Income from continuing operations	53,272	70,448	119,777	110,712
Income (loss) from discontinued operations, net of tax	—	(230)	—	3,782

Net income	$53,272	$70,218	$119,777	$114,494

Net income per basic and diluted share of common stock:
Income from continuing operations	$0.33	$0.43	$0.73	$0.68
Income (loss) from discontinued operations	—	—	—	0.02

Net income per basic and diluted share of common stock	$0.33	$0.43	$0.73	$0.70

See Notes to Condensed Combined Financial Statements.

Condensed Combined Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash Flows from Operating Activities:
Net income	$119,777	$114,494
Income from discontinued operations	—	(3,782)
Depreciation and intangible assets amortization	35,967	44,518
Amortization of program assets	129,155	104,703
Amortization of network distribution costs	16,545	13,737
Losses (gains) on repurchases of debt	26,380	(317)
Non-cash stock compensation expense	8,157	8,455
Equity in earnings of affiliates	(8,759)	(8,522)
Minority interest in income of subsidiary companies	46,700	38,835
Program payments	(146,882)	(153,808)
Capitalized network distribution incentives	(2,179)	(1,615)
Dividends received from equity investments	1,668	3,045
Prepaid and accrued pension expense	3,948	1,999
Deferred income taxes	25,280	(26,698)
Changes in certain working capital accounts (Note 9)	(50,214)	(27,428)
Other, net	20,114	39,246

Net cash provided by continuing operating activities	225,657	146,862
Net cash used in discontinued operating activities	—	(17,082)

Net operating activities	225,657	129,780

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(25,658)	(29,036)
Increase in short-term investments	(13,141)	—
Other, net	(241)	(91)

Net cash used in continuing investing activities	(39,040)	(29,127)
Net cash provided by discontinued investing activities	—	60,927

Net investing activities	(39,040)	31,800

Cash Flows from Financing Activities:
Increase in long-term debt	325,000	—
Payments on long-term debt (including dividend to E. W. Scripps in 2008)	(506,303)	(142,555)
Bond redemption premium payment	(22,517)	—
Dividends paid to minority interests	(56,183)	(46,590)
Change in parent company investment, net	96,457	17,095

Net cash used in continuing financing activities	(163,546)	(172,050)
Net cash used in discontinued financing activities	—	(43)

Net financing activities	(163,546)	(172,093)

Effect of exchange rate changes on cash and cash equivalents	197	(759)

Increase (decrease) in cash and cash equivalents	23,268	(11,272)

Cash and cash equivalents:
Beginning of year	12,532	18,961

End of period	$35,800	$7,689

See Notes to Condensed Combined Financial Statements.

Condensed Combined Statement of Accumulated Other Comprehensive Income

and Shareholder’s Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Parent Company’s Net Investment	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
(In thousands)	Shares	Amount
Balance as of December 31, 2007				$971,889	$41,399	$1,013,288
Comprehensive Income:
Net income				119,777		119,777
Currency translation					(618)	(618)
Pension liability adjustment, net of income taxes of $304					(518)	(518)
Net transfer from parent				545,237		545,237
Dividend to parent				(430,306)		(430,306)
Issuance of stock	163,466	$1,635				1,635
Transfer of net investment to additional paid-in capital			$1,204,962	(1,206,597)		(1,635)

Balance as of June 30, 2008	163,466	$1,635	$1,204,962	$—	$40,263	$1,246,860

See Notes to Condensed Combined Financial Statements.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

On October 16, 2007, The E.W. Scripps Company (“E. W. Scripps”) announced that its Board of Directors had authorized Scripps management to pursue a plan to separate E. W. Scripps into two independent, publicly-traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (the “Company” or “Scripps Networks Interactive”) to the E. W. Scripps shareholders. To effect the separation, Scripps Networks Interactive, Inc., an Ohio corporation, was incorporated on October 23, 2007, as a wholly-owned subsidiary of E. W. Scripps. On June 30, 2008, the assets and liabilities of the Scripps Networks and Interactive Media businesses of E. W. Scripps were transferred to Scripps Networks Interactive, Inc. The financial statements for periods prior to June 30, 2008 reflect the combined financial position, results of operations and cash flows of the Scripps Networks and Interactive Media businesses of E. W. Scripps. The June 30, 2008 financial statements reflect the consolidated financial position, results of operations and cash flows for the Company. On July 1, 2008, the spin-off of Scripps Networks Interactive was completed through the distribution by E. W. Scripps of all outstanding shares of Scripps Networks Interactive to E. W. Scripps’ shareholders. Various agreements between Scripps Networks Interactive and E. W. Scripps became effective as of July 1, 2008 as further described in Note 14.

In the opinion of management, the accompanying condensed combined balance sheets and related interim condensed combined statements of operations, cash flows, comprehensive income and shareholder’s equity include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

The Condensed Combined Financial Statements and the related notes should be read in conjunction with the Company’s audited Combined Financial Statements and notes thereto contained in the Registration Statement filed on Form 10, as amended on June 11, 2008.

The Combined Statements of Operations reflect certain general corporate overhead expenses and interest expenses allocated by E.W. Scripps to the Company. Management believes that such allocations are reasonable; however, they might not be indicative of the actual results of the Company had the Company been operating as a separate, stand-alone public company for the periods presented. Refer to Note 8: Related Party Transactions for further information regarding the allocated expenses.

Interim results are not necessarily indicative of the results that may be expected for any future interim periods or for a full year.

2.	Shareholder’s Equity and Earnings per Share

For all periods prior to June 30, 2008, E. W. Scripps’ investment in Scripps Networks and Interactive Media businesses is shown as Parent Company Investment in the Condensed Combined Financial Statements. During June 2008, Scripps Networks Interactive amended and restated its Articles of Incorporation and through a series of internal restructuring steps, as of June 30, 2008, E.W. Scripps owns all the issued and outstanding Class A Common and Common Voting shares of Scripps Networks Interactive. On June 30, 2008, Scripps Networks Interactive funded a dividend totaling $430.3 million to E. W. Scripps. In connection with the contribution of all assets and liabilities of the Scripps Networks and Interactive Media businesses and issuance of shares, the remaining Parent Company Investment was transferred to Additional Paid-In Capital on June 30, 2008.

Earnings per share have been computed assuming shares issued and outstanding at June 30, 2008 were outstanding for all periods presented. There were no outstanding equity awards for Scripps Networks Interactive stock for any period presented.

3.	Accounting Changes and Recently Issued Accounting Standards

Accounting changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2 (“FSP”) which delays the effective date of FAS 157 for non-financial assets and liabilities, except for those that are recognized at fair value in the financial statements on a recurring basis, until January 1, 2009. Under the provisions of the FSP, the Company will delay the adoption of FAS 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The adoption of FAS 157 did not have a material impact on our financial statements. See Note 7, Fair Value Measurement, for additional information.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective as of the beginning of the Company’s 2008 fiscal year. The adoption of FAS 159 had no impact on our financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141(R), Business Combinations (“FAS 141(R)”). FAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. FAS 141(R) also establishes expanded disclosure requirements for business combinations. FAS 141(R) is effective for fiscal years beginning after December 15, 2008, and we will apply FAS 141(R) prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). FAS 160 provides guidance related to accounting for noncontrolling (minority) interests as equity in the consolidated financial statements at fair value. FAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of FAS 160 will have on our financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that the adoption of FAS 161 will have on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in FAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for us on January 1, 2009, and prior-period earnings per share data would be adjusted retrospectively. We are currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our financial statements.

4.	Discontinued Operations

In 2006, we sold our Shop At Home television network to Jewelry Television. The Company also reached agreement in the third quarter of 2006 to sell the five Shop At Home-affiliated broadcast television stations. On December 22, 2006, the Company closed the sale of the three stations located in San Francisco, CA, Canton, OH and Wilson, NC. The sale of the two remaining stations located in Lawrence, MA, and Bridgeport, CT closed on April 24, 2007.

In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. Accordingly, these businesses have also been excluded from segment results for all periods presented.

Operating results for the Company’s discontinued operations were as follows:

(In thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Operating revenues	$213	$1,320

Income (loss) from discontinued operation, before tax	(397)	212
Income tax (benefit)	(167)	(3,570)

Income (loss) from discontinued operations	$(230)	$3,782

A tax benefit of $3.4 million was recognized in 2007 related to differences that were identified between our prior year provision and tax returns for our Shop At Home businesses.

5.	Other Charges and Credits

Income from continuing operations was affected by the following:

2008— In the second quarter of 2008, E. W. Scripps redeemed their outstanding notes which were previously allocated to us in our combined financial statements. The associated loss on extinguishment of $26.4 million from such redemption has been allocated to us in our statement of operations.

2007— Due to changes in a distribution agreement at our Shopzilla business, we wrote down intangible assets in the first quarter of 2007 to reflect that certain components of the contract were not continued. This resulted in a charge to amortization of $5.2 million that reduced year-to-date net income $3.3 million. Additionally, Shopzilla incurred $5.0 million related to a transition in leadership in the first quarter of 2007. Year-to-date net income was reduced $3.2 million.

6.	Long-Term Debt

Long-term debt consisted of the following:

	As of
(In thousands)	June 30, 2008	December 31, 2007
Revolving credit facility	$325,000	$—
Due to E.W. Scripps	—	503,361

Total	$325,000	$503,361

On June 30, 2008, Scripps Networks Interactive entered into a Competitive Advance and Revolving Credit Facility (the “Revolving Credit Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The agreement includes certain affirmative and negative covenants, including maintenance of a minimum leverage ratio. The Company borrowed $325 million under the Revolving Credit Facility on June 30, 2008 at a weighted-average interest rate of 2.9%.

E. W. Scripps utilized a centralized approach to cash management to finance its operations. Based on the historical funding requirements of the Company, specifically the costs to fund acquisitions, fund investments in programming and otherwise support the expansion of Scripps Networks Interactive businesses, the interest expense on all E.W. Scripps third party debt has been allocated to the Company. Additionally, for periods prior to June 30, 2008, E.W. Scripps third party debt was allocated to the Company.

Management believes the allocation basis for debt and interest expense is reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had the Company been operating as an independent publicly-traded company for the periods presented. The allocated debt amounts have been classified on the Condensed Combined Balance Sheets based on the maturities of E.W. Scripps’ underlying debt.

7.	Fair Value Measurement

We adopted FAS 157 as of January 1, 2008, with the exception of the application of the standard to non-recurring, nonfinancial assets and liabilities. The adoption of FAS 157 did not have a material impact on our fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008:

(In thousands)	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$13,141	$13,141

Total assets measured at fair value	$13,141	$13,141

Liabilities:
Deferred compensation plan liabilities	$15,517	$15,517

Total liabilities measured at fair value	$15,517	$15,517

8.	Related Party Transactions

Cash Management

E.W. Scripps used a centralized approach for cash management to finance its operations. The Company’s cash was available for use and was regularly “swept” by E.W. Scripps to a concentration account at its discretion.

Transfers of cash both to and from E.W. Scripps’ cash management system are reflected as a component of Parent Company Investment within Shareholder’s Equity on the Condensed Combined Balance Sheets for periods prior to June 30, 2008.

Debt and Related Items

The Company was allocated the entire amount of consolidated debt and net interest expense of E.W. Scripps prior to June 30, 2008. See Note 6 —Long-Term Debt, for further information regarding these allocations.

Allocated Expenses

The Company was allocated general corporate overhead expenses from E.W. Scripps for corporate-related functions based on a pro-rata percentage of E.W. Scripps’ combined net revenue, headcount and usage. General corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources, investor relations, executive and general management, information technology, and various other functions historically provided by E.W. Scripps. During the three months ended June 30, 2008 and June 30, 2007, the Company was allocated $13.1 million and $11.6 million, respectively, of general corporate overhead expenses incurred by E.W. Scripps. Allocated general corporate overhead expenses were $27.7 million for the year-to-date period of 2008 and $25.0 million for the year-to-date period of 2007.

As discussed in Note 1 to the Condensed Combined Financial Statements, the Company believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses from E.W. Scripps are reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by the Company if it operated as an independent, publicly-traded company during the periods presented. As such, the financial information herein may not necessarily reflect the combined financial position, results of operations, and cash flows of the Company in the future or what it would have been had the Company been an independent, publicly-traded company during the periods presented.

Dividend

On June 30, 2008 Scripps Networks Interactive paid a cash dividend totaling $430.3 million to E.W. Scripps.

9.	Supplemental Cash Flow Information

The following table represents additional information about the cash flow impact of changes in certain working capital accounts:

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash flow impact of changes in certain working capital accounts, net:
Accounts receivable	$(24,818)	$(24,562)
Inventory	(107)	(870)
Other assets	(2,315)	1,489
Accounts payable	(72)	4,579
Accrued employee compensation and benefits	(9,309)	(8,770)
Accrued income taxes	2,310	(130)
Other liabilities	(15,903)	836

Total	$(50,214)	$(27,428)

10.	Stock Based Compensation

Certain employees of the Company have received awards of incentives and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common Shares and performance units under the E. W. Scripps Long-Term Incentive Plan (the “Plan”).

Stock-based compensation expense attributable to employees of the Company has been allocated in the Condensed Combined Statements of Operations. In addition, stock-based compensation expense attributable to E.W. Scripps corporate employees has been allocated to the Company based on revenue. The total allocation made to the Company for direct employees amounted to $1.4 million and $2.8 million for the three and six months ended June 30, 2008 and $1.4 million and $3.0 million for the three and six months ended June 30, 2007. The total allocation made to the Company within operating expenses amounted to $3.5 million and $8.2 million for the three and six months ended June 30, 2008 and $3.3 million and $8.5 million for the three and six months ended June 30, 2007. In connection with the Separation on July 1, 2008, E.W. Scripps will convert outstanding awards into equity awards of the Company.

11.	Employee Benefit Plans

The components of the expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Service cost	$1,289	$952	$2,572	$1,897
Interest cost	981	655	1,953	1,302
Expected return on plan assets, net of expenses	(907)	(833)	(1,804)	(1,656)
Amortization and deferral, net	66	22	131	44

Total for defined benefit plans	1,429	796	2,852	1,587
SERP	1,305	756	2,600	1,503
Defined contribution plans	998	569	2,057	1,567

Total	$3,732	$2,121	$7,509	$4,657

We contributed $0.3 million to fund current benefit payments for our non-qualified SERP plan during the first half of 2008. We anticipate contributing an additional $0.5 million to fund the SERP’s benefit payments during the remainder of fiscal 2008. We have met the minimum funding requirements of our defined benefit plans and do not anticipate making any contributions to these plans in 2008.

12.	Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Its reportable segments are strategic businesses that offer different products and services.

Lifestyle Media includes five national television networks and their affiliated Web sites, HGTV, Food Network, DIY, Fine Living and GAC; and the 7.25% interest in FOX-BRV Southern Sports Holdings, which comprises the Sports South and Fox Sports Net South regional television networks. The networks also operate internationally through licensing agreements and joint ventures with foreign entities. The Company owns approximately 70% of Food Network and approximately 90% of Fine Living. Each of the networks is distributed by cable and satellite television systems. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Interactive Services includes the online comparison shopping services, Shopzilla and uSwitch. Shopzilla operates a product comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. Shopzilla also operates BizRate, a Web-based consumer feedback network which collects millions of consumer reviews of stores and products each year. uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers and personal finance products, primarily in the United Kingdom. The Interactive Services businesses earn revenue primarily from referral fees and commissions paid by participating online retailers and service providers.

Information regarding our reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Segment operating revenue:
Lifestyle Media	$349,223	$308,148	$660,059	$577,627
Interactive Services	66,851	59,022	144,347	121,956

Total operating revenue	416,074	367,170	804,406	699,583

Segment profit (loss):
Lifestyle Media	179,845	164,481	326,893	292,580
Interactive Services	15,046	6,770	36,032	6,406
Corporate	(8,811)	(8,712)	(19,515)	(19,177)
Depreciation and amortization of intangibles	(18,257)	(21,085)	(35,967)	(44,518)
Losses on disposal of property, plant and equipment	(71)	(196)	(835)	(264)
Interest expense	(5,289)	(10,212)	(11,110)	(20,298)
Gains (losses) on repurchases of debt	(26,380)	317	(26,380)	317
Miscellaneous, net	226	1,543	(917)	1,613

Income from continuing operations before income taxes and minority interest	$136,309	$132,906	$268,201	$216,659

	As of
(In thousands)	June 30, 2008	December 31, 2007
Assets:
Lifestyle Media	$1,477,273	$1,404,188
Interactive Services	594,757	607,351
Corporate	3,050	6,288

Total Assets	$2,075,080	$2,017,827

No single customer provides more than 10% of our revenue. The Company earns international revenues from its Shopzilla and uSwitch businesses. It also earns international revenue from HGTV and Food Network programming in international markets. Approximately 90% of our international revenues, which were $41.7 million for the year-to-date period of 2008, are earned in United Kingdom markets.

13.	Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Comprehensive Income:
Net income	$53,272	$70,218	$119,777	$114,494
Currency translation	344	10,074	(618)	12,635
Pension liability adjustments, net of income tax	(260)	(118)	(518)	(257)

Total comprehensive income	$53,356	$80,174	$118,641	$126,872

14.	Subsequent Event

In connection with the Separation, the following agreements between Scripps Networks Interactive and E.W. Scripps became effective on July 1, 2008:

•	Separation and Distribution Agreement

•	Transition Services Agreement

•	Employee Matters Agreement

•	Tax Allocation Agreement

Separation and Distribution Agreement

The Separation and Distribution Agreement sets forth the agreements between E.W. Scripps and the Company with respect to the principal corporate transactions required to effect the separation and the distribution of the Company’s shares to E.W. Scripps’ shareholders and other agreements governing the relationship between E.W. Scripps and the Company. The distribution agreement provides that Scripps Networks Interactive and E.W. Scripps and its subsidiaries (other than Scripps Networks Interactive and its subsidiaries) will release and discharge each other from all liabilities, of any sort, including in connection with the transactions contemplated by the distribution agreement, except as expressly set forth in the agreement. The releases do not release any party from, among other matters, liabilities assumed or allocated to the party pursuant to the distribution agreement or the other agreements entered into in connection with the separation or from the indemnification and contribution obligations under the distribution agreement or such other agreements.

Transition Services Agreement

The Transition Services Agreement provides for E.W. Scripps and Scripps Networks Interactive to provide services to each other on a compensated basis for a period of up to two years. Compensation will be on an arms-length basis. E.W. Scripps will provide services or support to Scripps Networks Interactive, including information technology, human resources, accounting and finance, and facilities. Scripps Networks Interactive will provide information technology support and services.

Employee Matters Agreement

The Employee Matters Agreement provides for the allocation of the liabilities and responsibilities relating to employee compensation and benefit plans and programs, including the treatment of outstanding incentive awards, deferred compensation obligations and retirement and welfare benefit obligations between E.W. Scripps and Scripps Networks Interactive. The agreement provides that E.W. Scripps and Scripps Networks Interactive will each be responsible for all employment and benefit related obligations and liabilities for employees that work for the respective companies. The agreement also provides that Scripps Networks Interactive employees will continue to participate in certain of the E.W. Scripps benefit plans during a transition period through December 31, 2008. After the transition period, the account balances or actuarially determined values of assets and liabilities of Scripps Networks Interactive employees will be transferred to the benefit plans of Scripps Networks Interactive. The agreement also governs the treatment of outstanding E.W. Scripps share-based equity awards.

Tax Allocation Agreement

The Tax Allocation Agreement sets forth the allocations and responsibilities of E.W. Scripps and Scripps Networks Interactive with respect to liabilities for federal, state, local and foreign income taxes for periods before and after the spin-off, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally E.W. Scripps and Scripps Networks Interactive will be responsible for income taxes for periods before the spin-off for their respective businesses.

Other Agreements

E.W. Scripps and Scripps Networks Interactive have also entered into various other agreements which management believes have been negotiated on an arm’s length basis and that individually or in the aggregate do not constitute material agreements.

Share-Based Equity Awards

As a result of the distribution of Scripps Networks Interactive to the shareholders of E. W. Scripps, employees holding share-based equity awards, including share options and restricted shares, have received modified awards in either EWS, SNI or both companies based on whether the awards were vested or unvested at the time of the spin-off of SNI and whether the employee is an EWS or SNI employee. Under FAS 123R the adjustment to the outstanding share based equity awards is considered a modification and incremental share-based compensation expense is recognized to the extent that the fair value of the awards immediately prior to the modification differ from the fair value of the awards immediately after the modification. We are currently assessing the fair value of the awards following the modification to determine the incremental compensation expense that will be recorded in the third quarter.

Fine Living

During 2006, we notified a minority owner of Fine Living that we were exercising our call option on their 3.75% interest. In the third quarter 2008, we reached agreement with the minority owner on the exercise price of the call option and completed the transaction for cash consideration of $9.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based upon the condensed consolidated and combined financial statements and the notes to the condensed combined financial statements. You should read this discussion and analysis in conjunction with those financial statements.

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the notes to the condensed combined financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

EXECUTIVE OVERVIEW

On October 16, 2007, The E. W. Scripps Company (“E. W. Scripps”) announced that its Board of Directors had authorized its management to pursue a plan to separate E. W. Scripps into two independent, publicly-traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (the “Company” or “Scripps Networks Interactive”) to its shareholders. To effect the Separation, Scripps Networks Interactive, an Ohio corporation, was formed on October 23, 2007, as a wholly-owned subsidiary of E. W. Scripps. On July 1, 2008, Scripps Networks Interactive began operations as a separate publicly-traded company upon the completion of the Separation from E. W. Scripps. The Separation was completed through the distribution of all shares of the Company to E. W. Scripps shareholders. All E. W. Scripps shareholders of record (as of June 16) received one share of the Company’s stock for each share of stock they own in E. W. Scripps.

Scripps Networks Interactive is a leading lifestyle content and Internet search company with respected, high-profile television and interactive brands. HGTV and Food Network are the only television channels in the United States that dedicate their entire programming schedules to the shelter and food lifestyle content categories. Both networks are available in about 96 million television households, making them fully distributed along with other leading cable and direct to home programming services, and our Lifestyle Media branded Web sites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis. Shopzilla regularly ranks as one of the top comparison shopping Web sites in the United States and ranks among the country’s top 10 general retail sites.

We manage our operations through two reportable operating segments: (i) Lifestyle Media (formerly Scripps Networks), which includes HGTV, Food Network, DIY Network (DIY), Fine Living, Great American Country (GAC), a minority interest in Fox-BRV Southern Sports Holdings LLC, and Internet-based businesses, including RecipeZaar.com, HGTVPro.com and FrontDoor.com; and (ii) Interactive Services (formerly Interactive Media), which includes online comparison shopping and consumer information services, Shopzilla, BizRate and uSwitch.

Operating revenues for the year-to-date period of 2008 increased 15% to $804 million compared with $700 million for the same period in 2007. Segment profit in the year-to-date period of 2008 was $343 million compared with $280 million for the same period in 2007, a 23% increase. Our consolidated results reflect strong growth at both our Lifestyle Media and Interactive Services businesses.

Lifestyle Media continued to demonstrate significant growth in 2008. Revenues in the year-to-date period of 2008 were up 14 percent year-over-year, led by the continuing success of our flagship networks, HGTV and Food Network, but also helped by double-digit revenue growth at both DIY and Fine Living. We continue to experience growing audience trends at HGTV and Food Network which coupled with strong pricing in the scatter advertising market, resulted in solid revenue and segment profit growth. In June, Food Network had the highest rated month in the history of the network and has seen increases of 20% in the 25 to 54 demographic. Similarly, HGTV, while somewhat flat on 25 to 54 impressions, has seen increases in excess of 15% in the 18 to 34 demographic. Our newer networks are also demonstrating success as they continue to broaden their distribution and are starting to build audience bases. DIY and Fine Living’s revenue has grown 30% and 20%, respectively during 2008. Affiliate fee revenue also grew strongly, demonstrating the success we have had building our relationships with cable and direct-to-home satellite operators. Lifestyle Media continues to focus on driving ratings growth at HGTV and Food Network through popular programming, expanding the distribution of our emerging networks, broadening our Internet-based offerings, and identifying opportunities to extend our nationally recognized brands to create new revenue streams.

Our Interactive Services division also delivered improved results for the year-to-date period of 2008 compared with the same period in 2007. Revenue grew 18 percent to $144 million, while segment profit was $36 million compared with $6.4 million in 2007. The growth in 2008 was driven by improvements at Shopzilla that allowed the business to more efficiently increase and monetize user traffic. Increased energy switching activity and lower operating expenses at uSwitch drove improved results within that business. Additionally, Interactive Services’ segment profit was negatively impacted $15 million in 2007 for leadership transition costs incurred at Shopzilla and increased marketing expenses at uSwitch. We continue to focus on making improvements to the consumer experience at Shopzilla and driving traffic to the site, and we plan to continue to operate uSwitch with a pared down cost structure to better manage through the volatile energy switching environment we have experienced in recent periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make a variety of decisions which affect reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

Note 1 to the Combined Financial Statements included in our Registration Statement on Form 10, as amended on June 11, 2008, describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for Programs and Program Licenses, Revenue Recognition, Acquisitions, Goodwill and Other Indefinite-Lived Intangible Assets, Finite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form 10 as amended on June 11, 2008.

There have been no significant changes in those accounting policies or other significant accounting policies.

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments, although the competitive landscape in both segments is affected by multiple media platforms competing for consumers and advertising dollars. In our Lifestyle Media division, we need to continue to create popular programming that resonates across a variety of demographic groups, develop new brands and find additional channels through which we can capitalize on the recognition of our existing brands and distribute our lifestyle-related content. In the Interactive Services division we must continually find ways to attract and monetize traffic to our sites, both by making changes to enhance the consumer experience and by finding ways to efficiently attract paid traffic. Additionally, our transition from a wholly-owned subsidiary to a stand-alone company will create certain challenges company-wide in the coming year. Such challenges include incurring increased overhead costs as a result of being a stand-alone company and developing an infrastructure to handle certain operational capacities that will be performed by E. W. Scripps on a short-term basis under transition service agreements. We believe the following discussion of our consolidated and combined results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-19 through F-24.

Combined Results of Operations – Consolidated and Combined results of operations were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Change	2007	2008	Change	2007
Operating revenues	$416,074	13.3%	$367,170	$804,406	15.0%	$699,583
Costs and expenses	(235,077)	12.4%	(209,183)	(469,755)	9.7%	(428,296)
Depreciation and amortization of intangible assets	(18,257)	(13.4)%	(21,085)	(35,967)	(19.2)%	(44,518)
Losses on disposal of property, plant & equipment	(71)	(63.8)%	(196)	(835)		(264)

Operating income	162,669	19.0%	136,706	297,849	31.5%	226,505

Interest expense	(5,289)	(48.2)%	(10,212)	(11,110)	(45.3)%	(20,298)
Equity in earnings of affiliates	5,083	11.7%	4,552	8,759	2.8%	8,522
Gains (losses) on repurchases of debt	(26,380)		317	(26,380)		317
Miscellaneous, net	226	(85.4)%	1,543	(917)		1,613

Income from continuing operations before income taxes and minority interests	136,309	2.6%	132,906	268,201	23.8%	216,659

Provision for income taxes	58,604	41.0%	41,552	101,724	51.6%	67,112

Income from continuing operations before minority interests	77,705	(14.9)%	91,354	166,477	11.3%	149,547

Minority interest	24,433	16.9%	20,906	46,700	20.3%	38,835

Income from continuing operations	53,272	(24.4)%	70,448	119,777	8.2%	110,712

Income (loss) from discontinued operations, net of tax	—		(230)	—		3,782

Net income	$53,272	(24.1)%	$70,218	$119,777	4.6%	$114,494

Discontinued Operations - In accordance with the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of businesses held for sale or that have ceased operations are presented as discontinued operations. Discontinued operations include the Shop At Home television network and the five Shop At Home-affiliated broadcast television stations (See Note 4 to the Condensed Combined Financial Statements).

Operating results for our discontinued operations were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Change	2007	2008	Change	2007
Operating revenues	$—		$213	$—		$1,320

Income (loss) from operations	—		(142)	—		467
Loss from divesture	—		(255)	—		(255)

Income (loss) from discontinued operations before tax	—		(397)	—		212
Income taxes (benefit)	—		(167)	—		(3,570)

Net income (loss) from discontinued operations	$—		$(230)	$—		$3,782

The Shop At Home television network was sold to Jewelry Television on June 21, 2006. The three Shop At Home-affiliated broadcast television stations located in San Francisco, CA, Canton, OH and Wilson, NC were sold on December 22, 2006 and the stations located in Lawrence, MA, and Bridgeport, CT were sold on April 24, 2007.

A tax benefit of $3.4 million was recognized in 2007 related to differences that were identified between our prior year provision and tax returns for our Shop At Home businesses.

Continuing Operations – The increase in operating revenues for the year-to-date period of 2008 compared with the prior-year period was due to double-digit growth in advertising sales and affiliate fee revenue at our national television networks and increases in referral fee revenues at our Interactive Services division. The increase in advertising sales at Lifestyle Media was primarily the result of improved audience viewership at HGTV and Food Network and strong pricing in the scatter advertising market. The increase in operating revenues at Interactive Services was attributed to Shopzilla effectively increasing and monetizing user traffic and increasing energy switching activity at uSwitch.

The increase in costs and expenses for the 2008 year-to-date period was primarily attributed to the expanded hours of original programming at our national networks. Lower costs and expenses at our Interactive Services division partially offset the increase at Lifestyle Media. Interactive Services’ costs and expenses in 2007 include approximately $15 million of costs attributed to both a leadership transition at Shopzilla and increased marketing expenses at uSwitch.

The decrease in depreciation and amortization was primarily attributed to the write-down of uSwitch’s intangible assets during the fourth quarter of 2007, which resulted in lower amortization expense during 2008.

Interest expense includes interest incurred on outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on outstanding borrowings decreased in 2008 due to lower average debt levels. The average balance of outstanding borrowings for the six month period of 2008 was $484 million at an average rate of 4.2% compared with $711 million at an average rate of 5.2% in 2007. The average balance of outstanding obligations for the second quarter of 2008 was $481 million at an average rate of 3.7% compared with $690 million at an average rate of 5.2% for the second quarter of 2007.

In the second quarter of 2008, E.W. Scripps redeemed their outstanding notes which were previously allocated to us in our combined financial statements. The associated loss on extinguishment of $26.4 million from such redemption has been allocated to us in our statement of operations.

Our effective tax rate was 37.9% in the year-to-date period of 2008 and 31.0% in the year-to-date period of 2007. During 2008, we were allocated a loss on the extinguishment of debt which we currently anticipate will not be deductible for income tax purposes.

Our effective income tax rate is affected by the growing profitability of Food Network. Food Network is operated pursuant to the terms of a general partnership, in which we own an approximate 70% residual interest. Income taxes on partnership income accrue to the individual partners. While the income before income tax reported in our financial statements includes all of the income before tax of the partnership, our income tax provision does not include income taxes on the portion of Food Network income that is attributable to the non-controlling interest.

Minority interest increased in the second quarter and year-to-date periods of 2008 due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership. Minority interest expense is expected to be $18 million to $19 million in the third quarter.

Business Segment Results - As discussed in Note 12 to the Condensed Combined Financial Statements, our chief operating decision maker (as defined by FAS 131 - Segment Reporting) evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Items excluded from segment profit generally result from decisions made in prior periods or from decisions made by corporate executives rather than the managers of the business segments. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are therefore excluded from the measure. Financing, tax structure and divestiture decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions and decisions made by the managers of those business segments in the current period.

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Change	2007	2008	Change	2007
Segment operating revenue:
Lifestyle Media	$349,223	13.3%	$308,148	$660,059	14.3%	$577,627
Interactive Services	66,851	13.3%	59,022	144,347	18.4%	121,956

Total operating revenue	416,074	13.3%	367,170	804,406	15.0%	699,583

Segment profit (loss):
Lifestyle Media	179,845	9.3%	164,481	326,893	11.7%	292,580
Interactive Services	15,046		6,770	36,032		6,406
Corporate	(8,811)	1.1%	(8,712)	(19,515)	1.8%	(19,177)
Depreciation and amortization of intangible assets	(18,257)	(13.4)%	(21,085)	(35,967)	(19.2)%	(44,518)
Loss on the disposal of property, plant and equipment	(71)	(63.8)%	(196)	(835)		(264)
Interest expense	(5,289)	(48.2)%	(10,212)	(11,110)	(45.3)%	(20,298)
Gains (losses) on repurchases of debt	(26,380)		317	(26,380)		317
Miscellaneous, net	226	(85.4)%	1,543	(917)		1,613

Income from continuing operations before income taxes and minority interest	$136,309	2.6%	$132,906	$268,201	23.8%	$216,659

Corporate expenses, excluding costs related to the company’s spin-off from E. W. Scripps, are expected to be $10 million to $12 million in the third quarter.

Discussions of the operating performance of each of our reportable business segments begin on page F-22.

Segment profit includes our share of the earnings of joint venture investments included in our consolidated operating results using the equity method of accounting. A reconciliation of our equity in earnings of joint ventures included in segment profit to the amounts reported in our Condensed Combined Statements of Operations is as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Change	2007	2008	Change	2007
Lifestyle Media:
Equity in earnings of affiliates	$5,083	11.7%	$4,552	$8,759	2.8%	$8,522

Total equity in earnings of affiliates	$5,083	11.7%	$4,552	$8,759	2.8%	$8,522

Certain items required to reconcile segment profit to consolidated results of operations determined in accordance with accounting principles generally accepted in the United States of America are attributed to particular business segments.

Significant reconciling items attributable to each business segment are as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Change	2007	2008	Change	2007
Depreciation and amortization:
Lifestyle Media	$6,913	21.5%	$5,691	$13,644	22.9%	$11,101
Interactive Services	11,332	(25.2)%	15,144	22,216	(32.6)%	32,957
Corporate	12	(95.2)%	250	107	(76.7)%	460

Total	$18,257	(13.4)%	$21,085	$35,967	(19.2)%	$44,518

Losses on disposal of PP&E:
Lifestyle Media	$—		$—	$764		$68
Interactive Services	—		196	—		196
Corporate	71		—	71		—

Total	$71	(63.8)%	$196	$835		$264

Lifestyle Media – Lifestyle Media includes five national television networks and their affiliated Web sites, HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); and our 7.25% interest in Fox-BRV Southern Sports Holdings, LLC which comprises the Sports South and Fox Sports Net South regional television networks. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Lifestyle Media were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Change	2007	2008	Change	2007
Segment operating revenues:
Advertising	$271,254	10.9%	$244,529	$506,747	12.5%	$450,277
Network affiliate fees, net	69,684	18.8%	58,672	137,114	17.7%	116,524
Other	8,285	67.5%	4,947	16,198	49.6%	10,826

Total segment operating revenues	349,223	13.3%	308,148	660,059	14.3%	577,627

Segment costs and expenses:
Employee compensation and benefits	41,516	13.8%	36,483	83,509	15.4%	72,340
Program and program licenses	71,566	22.6%	58,383	136,563	24.9%	109,329
Other segment costs and expenses	61,379	15.0%	53,353	121,853	8.9%	111,900

Total segment costs and expenses	174,461	17.7%	148,219	341,925	16.5%	293,569

Segment profit before equity in earnings of affiliates	174,762	9.3%	159,929	318,134	12.0%	284,058
Equity in earnings of affiliates	5,083	11.7%	4,552	8,759	2.8%	8,522

Segment profit	$179,845	9.3%	$164,481	$326,893	11.7%	$292,580

Supplemental information
Billed network affiliate fees	$77,332		$63,662	$152,388		$126,513
Program payments	72,829		78,773	146,882		152,225
Depreciation and amortization	6,913		5,691	13,644		11,101
Capital expenditures	9,097		5,092	17,906		10,137

Advertising revenues increased primarily due to an increased demand for advertising time and higher advertising rates at our networks. Improved ratings and viewership, particularly at HGTV and Food Network, and strong pricing in the scatter advertising market contributed to the increases in advertising revenues during 2008 compared with 2007.

Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. The increase in network affiliate fees is primarily attributed to rate increases and the growth in distribution of our national television networks.

We continue to successfully develop our network brands on the Internet. Online advertising revenues were approximately $20.1 million in the second quarter of 2008 compared with $19.3 million in the second quarter of 2007. Year-to-date online advertising revenues were $36.4 million in 2008 compared with $34.7 million in 2007.

We expect total operating revenues at our Lifestyle Media segment to increase approximately 5% to 7% year-over-year in the third quarter of 2008.

Employee compensation and benefits increased primarily due to the hiring of additional employees to support the growth of our national networks.

Programs and program licenses increased due to the improved quality and variety of programming, expanded programming hours, and higher costs attributed to investing in high-definition programming.

Our continued investment in building consumer awareness and expanding distribution of our network and online lifestyle brands is expected to increase year-over-year total segment expenses by a mid to high single digit percentage in the third quarter of 2008.

Supplemental financial information for Lifestyle Media is as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Change	2007	2008	Change	2007
Operating revenues by brand:
HGTV	$171,818	12.9%	$152,198	$320,295	12.0%	$286,051
Food Network	136,191	12.7%	120,874	264,446	15.6%	228,663
DIY	19,319	27.8%	15,117	34,667	30.0%	26,665
Fine Living	14,666	16.6%	12,574	27,421	19.8%	22,889
GAC	6,768	(4.5)%	7,089	12,683		12,678
Other	461	55.7%	296	547	(19.7)%	681

Total segment operating revenue	$349,223	13.3%	$308,148	$660,059	14.3%	$577,627

Homes reached in June (1)
HGTV				95,300	2.1%	93,300
Food Network				95,600	2.6%	93,200
DIY				47,600	5.3%	45,200
Fine Living				50,000	5.9%	47,200
GAC				54,100	11.8%	48,400

(1)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of Fine Living which is not yet rated by Nielsen and represent comparable amounts calculated by us.

Interactive Services - Interactive Services includes our online comparison shopping services, Shopzilla and uSwitch.

Shopzilla operates a product comparison shopping service that helps consumers find products offered for sale on the Web by online retailers. Shopzilla aggregates and organizes information on millions of products from thousands of retailers. Shopzilla also operates BizRate, a Web-based consumer feedback network that collects millions of consumer reviews of stores and products each year.

uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers and personal finance products, primarily in the United Kingdom.

Our Interactive Services businesses earn revenue primarily from referral fees and commissions paid by participating online retailers and service providers.

Financial information for Interactive Services is as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Change	2007	2008	Change	2007
Segment operating revenues	$66,851	13.3%	$59,022	$144,347	18.4%	$121,956
Segment costs and expenses	51,805	(0.9)%	52,252	108,315	(6.3)%	115,550

Segment profit	$15,046		$6,770	$36,032		$6,406

Supplemental information
Depreciation and amortization	$11,332		$15,144	$22,216		$32,957
Capital expenditures	4,695		13,073	10,333		19,491

Interactive media’s segment profit increased in 2008 compared with 2007 due to improvements at Shopzilla that have resulted in the business being able to cost-effectively increase and monetize user traffic and increased energy switching at uSwitch in the United Kingdom. Segment results for the year-to-date period of 2007 were also impacted by $10 million of costs incurred to build brand awareness for uSwitch and $5 million of costs incurred related to the transition in leadership at Shopzilla.

Operating revenues at Shopzilla were $56.6 million in the second quarter of 2008 compared with $47.7 million in the second quarter of 2007. Shopzilla’s year-to-date revenues in 2008 were $120 million compared with $96.6 million in 2007. The increase in year-to-date operating revenues was primarily attributed to Shopzilla’s effectiveness in increasing and monetizing user traffic. Shopzilla’s net revenue, when considering search marketing costs incurred, increased 21% in the year-to-date period of 2008 compared with 2007.

uSwitch’s operating revenues in 2008 benefited from an increase in volatility in the energy markets which correlated to an increase in switching activity.

Interactive Services is expected to generate segment profit of $8 million to $10 million in the third quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

(in thousands)	Six Months Ended June 30,
	2008	Change	2007
Net cash provided by continuing operating activities	$225,657	51.5%	$146,862
Net cash provided by discontinued operations	—		43,802
Distributions paid to minority interest	(56,183)		(46,590)
Change in parent company investment, net	96,457		17,095

Cash flow available for acquisitions, investments and debt repayment	265,931		161,169

Sources and uses of available cash flow:
Capital expenditure	(25,658)		(29,036)
Other investing activity	(13,382)		(91)
Bond redemption premium payment	(22,517)		—
Decrease in long term debt	(181,303)		(142,555)

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, and repay debt. Net cash provided by operating activities has increased year-over-year due to the improved operating performance of our business segments. We expect cash flow from operating activities in 2008 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses.

In July 2007, we reached agreements to acquire the Web sites RecipeZaar.com and Pickle.com for total cash consideration of approximately $30 million.

On April 24, 2007, we closed the sale of the two Shop At Home-affiliated stations located in Lawrence, MA, and Bridgeport, CT, which provided cash consideration of approximately $61 million.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. We borrowed $325 million under the credit facility on June 30, 2008. Utilizing existing cash on hand and the proceeds from these borrowings, we paid a dividend of $430 million to E. W. Scripps prior to the consummation of the spin off.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interests were $56.2 million in the year-to-date period of 2008 and $46.6 million in the year-to-date period of 2007. We expect the cash distributions to the minority partner will approximate $29.0 million for the remainder of 2008.

Management does not believe that the costs associated with the Transition Services Agreement, Tax Allocation Agreement and Employee Matters Agreement will have a material impact on the future results of operations, financial condition or liquidity. We expect to pay approximately $3 million to $5 million to E. W. Scripps under the Transition Services Agreement in the first 12 months after the separation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. Borrowings under the credit facility totaled $325 million on June 30, 2008 at a weighted-average interest rate of 2.9%. We are subject to interest rate risk associated with our credit facility as borrowings are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. Assuming our borrowings were to remain at $325 million for twelve months, a quarter point change in interest rates would result in a $0.8 million change in annual interest expense.

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the British pound. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies. Included in shareholders’ equity is $55.1 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the U.S. dollar relative to the British pound since our acquisition of uSwitch in March 2006.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at June 30, 2008.

CONTROLS AND PROCEDURES

SNI’s management is responsible for establishing and maintaining adequate internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The company’s internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the company; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error, collusion and the improper overriding of controls by management. Accordingly, even effective internal control can only provide reasonable but not absolute assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

During the quarter ended June 30, 2008, in connection with our separation into a stand-alone public company, we initiated our own treasury and risk management operations, as well as various compensation and benefits administrative activities. Accordingly, we have implemented internal controls over financial reporting related to these activities.

SCRIPPS NETWORKS INTERACTIVE, INC.

Index to Exhibits

Exhibit No.	Item
31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

E-1