Form 10-Q
period 2008-09-30
Scripps Networks Interactive, Inc.
filed 2008-11-14
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2008 there were 127,182,126 of the Registrant’s Class A Common shares outstanding and 36,568,226 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: November 14, 2008	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

5

Condensed Consolidated and Combined Balance Sheets

	As of
(in thousands)	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,916	$12,532
Short-term investments	369
Accounts and notes receivable (less allowances - $4,399 and $3,945)	340,127	364,824
Programs and program licenses	234,454	212,868
Other current assets	16,175	12,533

Total current assets	616,041	602,757

Investments	44,981	38,444

Property, plant and equipment, net	185,569	173,255

Goodwill and other intangible assets:
Goodwill	668,604	665,154
Other intangible assets, net	118,293	129,385

Total goodwill and other intangible assets, net	786,897	794,539

Other assets:
Programs and program licenses (less current portion)	248,587	261,607
Unamortized network distribution incentives	112,280	135,367
Other non-current assets	12,633	11,858

Total other assets	373,500	408,832

TOTAL ASSETS	$2,006,988	$2,017,827

See notes to condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Balance Sheets

	As of
(in thousands, except share data)	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,632	$8,010
Program rights payable	23,718	16,555
Customer deposits and unearned revenue	13,564	15,018
Accrued liabilities:
Employee compensation and benefits	30,524	28,780
Accrued marketing and advertising costs	15,520	17,587
Accrued income taxes	29,009
Other accrued liabilities	36,562	38,448
Other current liabilities	8,441	20,182

Total current liabilities	166,970	144,580

Deferred income taxes	154,214	115,474
Long-term debt	135,000	503,361
Other liabilities (less current portion)	117,340	102,626

Total liabilities	573,524	866,041

Minority interests	128,987	138,498

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 127,180,440 shares for 2008	1,271
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,568,226 shares for 2008	366

Total	1,637
Additional paid-in capital	1,222,286
Retained earnings	45,093
Parent company’s net investment		971,889
Accumulated other comprehensive income	35,461	41,399

Total shareholders’ equity	1,304,477	1,013,288

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,006,988	$2,017,827

See notes to condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Operating Revenues:
Advertising	$235,767	$223,399	$743,481	$673,676
Referral fees	62,124	54,265	204,995	175,458
Network affiliate fees, net	69,877	60,428	206,991	176,952
Other	6,943	5,873	23,650	17,462

Total operating revenues	374,711	343,965	1,179,117	1,043,548

Costs and Expenses:
Employee compensation and benefits	71,281	58,910	204,035	183,794
Programs and program licenses	74,536	67,446	211,099	176,775
Marketing and advertising	43,509	39,602	150,508	142,999
Other costs and expenses	50,351	44,070	143,790	134,756

Total costs and expenses	239,677	210,028	709,432	638,324

Depreciation, Amortization, and Losses:
Depreciation	12,883	10,665	37,866	29,425
Amortization of intangible assets	5,752	9,561	16,736	35,319
Losses on disposal of property, plant and equipment		368	835	632

Total depreciation, amortization and losses	18,635	20,594	55,437	65,376

Operating income	116,399	113,343	414,248	339,848
Interest expense	(1,569)	(8,810)	(12,679)	(29,108)
Equity in earnings of affiliates	5,418	3,613	14,177	12,135
Gains (losses) on repurchases of debt		928	(26,380)	1,245
Miscellaneous, net	917	573		2,186

Income from continuing operations before income taxes and minority interests	121,165	109,647	389,366	326,306
Provision for income taxes	44,517	34,216	146,241	101,328

Income from continuing operations before minority interests	76,648	75,431	243,125	224,978
Minority interests	19,321	17,974	66,021	56,809

Income from continuing operations	57,327	57,457	177,104	168,169
Income from discontinued operations, net of tax		441		4,223

Net income	$57,327	$57,898	$177,104	$172,392

Net income per basic share of common stock:
Income from continuing operations	$.35	$.35	$1.09	$1.03
Income from discontinued operations	.00	.00	.00	.03

Net income per basic share of common stock	$.35	$.35	$1.09	$1.05

Net income per diluted share of common stock:
Income from continuing operations	$.35	$.35	$1.08	$1.03
Income from discontinued operations	.00	.00	.00	.03

Net income per diluted share of common stock	$.35	$.35	$1.08	$1.05

Net income per share amounts may not foot since each is calculated independently.

See notes to condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2008	2007
Cash Flows from Operating Activities:
Net income	$177,104	$172,392
Income from discontinued operations		(4,223)
Depreciation and intangible assets amortization	54,602	64,744
Amortization of network distribution costs	24,875	20,154
Losses (gains) on repurchases of debt	26,380	(1,245)
Programs and program licenses costs	211,099	176,775
Equity in earnings of affiliates	(14,177)	(12,135)
Minority interests in income of subsidiary companies	66,021	56,809
Program payments	(212,503)	(217,433)
Capitalized network distribution incentives	(3,885)	(2,522)
Dividends received from equity investments	5,655	5,365
Prepaid and accrued pension expense	3,948	3,020
Deferred income taxes	34,764	4,333
Stock and deferred compensation plans	19,980	11,812
Changes in certain working capital accounts (Note 10)	39,661	(15,760)
Other, net	14,101	42

Net cash provided by continuing operating activities	447,625	262,128
Net cash used in discontinued operating activities		(14,919)

Net operating activities	447,625	247,209

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(45,209)	(51,664)
Increase in short-term investments	(369)
Purchase of subsidiary companies, minority interest, and long-term investments	(9,315)	(29,981)
Other, net	1,278	(5)

Net cash used in continuing investing activities	(53,615)	(81,650)
Net cash provided by discontinued investing activities		60,661

Net investing activities	(53,615)	(20,989)

Cash Flows from Financing Activities:
Increase in long-term debt	135,000
Payments on long-term debt (including dividend to E. W. Scripps in 2008)	(506,303)	(160,918)
Premium payment on repurchases of debt	(22,517)
Dividends paid	(12,234)
Dividends paid to minority interests	(74,033)	(62,968)
Change in parent company investment, net	96,457	(9,515)
Proceeds from employee stock options	5,194
Other, net	(1,056)

Net financing activities	(379,492)	(233,401)

Effect of exchange rate changes on cash and cash equivalents	(2,134)	(3,457)

Increase (decrease) in cash and cash equivalents	12,384	(10,638)
Cash and cash equivalents:
Beginning of year	12,532	18,961

End of period	$24,916	$8,323

See notes to condensed consolidated and combined financial statements.

Condensed Consolidated and Combined Statement of Accumulated

Other Comprehensive Income and Shareholders’ Equity (Unaudited)

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Parent Company’s Net Investment		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance as of December 31, 2007					$971,889	$41,399	$1,013,288
Net income generated prior to separation					119,777		119,777
Change in foreign currency translation adjustment, net of income taxes						(5,739)	(5,739)
Pension liability adjustment, net of income taxes						(199)	(199)
Net transfer from parent					548,992		548,992
Dividend to parent					(430,306)		(430,306)
Distribution of SNI common stock to effect the spin-off	$1,635	$1,208,717			(1,210,352)
Net income generated after separation			$57,327				57,327
Dividends: declared and paid - $.075 per share			(12,234)				(12,234)
Compensation plans, net: 242,645 shares issued; 1,444 shares repurchased	2	13,572					13,574
Tax benefits of compensation plans		(3)					(3)

Balance as of September 30, 2008	$1,637	$1,222,286	$45,093	$		$35,461	$1,304,477

See notes to condensed consolidated and combined financial statements.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1.	Separation and Basis of Presentation

The Separation

On October 16, 2007, The E. W. Scripps Company (“E. W. Scripps”) announced that its Board of Directors had authorized Scripps management to pursue a plan to separate E. W. Scripps into two independent, publicly-traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (the “Company” or “Scripps Networks Interactive”) to the E. W. Scripps shareholders. To effect the separation, Scripps Networks Interactive, Inc., an Ohio corporation, was incorporated on October 23, 2007, as a wholly-owned subsidiary of E. W. Scripps. On June 30, 2008, the assets and liabilities of the Scripps Networks and Interactive Media businesses of E. W. Scripps were transferred to Scripps Networks Interactive, Inc. On July 1, 2008, the spin-off was completed upon E. W. Scripps distributing all of its shares of Scripps Networks Interactive to its common shareholders.

Basis of Presentation

The financial statements for periods prior to June 30, 2008 reflect the combined financial position, results of operations and cash flows of the Scripps Networks and Interactive Media businesses of E. W. Scripps. The financial statements for periods as of and subsequent to June 30, 2008 reflect the consolidated financial position, results of operations and cash flows for the Company. Various agreements between Scripps Networks Interactive and E. W. Scripps became effective as of July 1, 2008 as further described in Note 9—Related Party Transactions.

In the opinion of management, the accompanying condensed consolidated and combined balance sheets and related interim condensed consolidated and combined statements of operations, cash flows, comprehensive income and shareholders’ equity include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

The condensed consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements and the related notes should be read in conjunction with the Company’s audited Combined Financial Statements and notes thereto contained in the Registration Statement filed on Form 10, as amended on June 11, 2008.

For periods prior to the July 1, 2008 Separation date, the Combined Statements of Operations reflect certain general corporate overhead expenses and interest expenses allocated by E. W. Scripps to the Company. Management believes that such allocations are reasonable; however, they might not be indicative of the actual results of the Company had the Company been operating as a separate, stand-alone public company for the periods presented. Refer to Note 9—Related Party Transactions, for further information regarding the allocated expenses.

Interim results are not necessarily indicative of the results that may be expected for any future interim periods or for a full year.

2.	Shareholders’ Equity and Earnings per Share

For all periods prior to June 30, 2008, E. W. Scripps’ investment in Scripps Networks and Interactive Media businesses is shown as Parent Company Investment in the condensed consolidated and combined financial statements. During June 2008, Scripps Networks Interactive amended and restated its Articles of Incorporation and through a series of internal restructuring steps, as of June 30, 2008, E. W. Scripps owned all the issued and outstanding Class A Common and Common Voting shares of Scripps Networks Interactive. In connection with the contribution of all assets and liabilities of the Scripps Networks and Interactive Media businesses and issuance of shares, the remaining Parent Company Investment was transferred to Additional Paid-In Capital on June 30, 2008. Retained earnings reflected in the condensed consolidated and combined financial statements represents net income beginning on July 1, 2008 as all prior earnings were transferred to Additional Paid-in Capital.

The computation of basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The calculation of basic and diluted EPS and shares outstanding for the periods presented prior to July 1, 2008 is based on the number of shares outstanding at June 30, 2008. The separation from E. W. Scripps was completed in a tax-free distribution to the Company’s shareholders of one share of Scripps Networks Interactive stock for each share of E. W. Scripps stock held on June 16, 2008. As a result of the Separation, we had 163,465,835 shares of common stock outstanding on July 1, 2008 and this share amount is being utilized for the calculation of basic EPS for all periods presented prior to the date of the Separation. The dilutive effect of our share-based awards issued in connection with the conversion (refer to Note 11—Stock Based Compensation) for further discussion of conversion of E. W. Scripps awards upon separation and for future Company grants are included in the computation of diluted EPS in periods subsequent to June 30, 2008.

The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted-average shares outstanding:
Basic	163,152	163,466	163,152	163,466
Share options and restricted share awards	1,320		1,320

Diluted weighted-average shares outstanding	164,472	163,466	164,472	163,466

Anti-dilutive share awards	7,549		7,549

For 2008, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

3.	Accounting Changes and Recently Issued Accounting Standards

Accounting changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements (“FAS 157”)”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2 (“FSP”) which delayed the effective date of FAS 157 for non-financial assets and liabilities, except for those that are recognized at fair value in the financial statements on a recurring basis, until January 1, 2009. Under the provisions of the FSP, the Company will delay the adoption of FAS 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The adoption of FAS 157 did not have a material impact on our financial statements. See Note 8 —Fair Value Measurement, for additional information.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 were effective as of the beginning of the Company’s 2008 fiscal year and had no impact on our financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. FAS 141(R) also establishes expanded disclosure requirements for business combinations. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The statement will be applied prospectively to business combinations that occur subsequent to our January 1, 2009 effective date except for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. FAS 141(R) amends FAS 109, “Accounting for Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 provides guidance related to accounting for noncontrolling (minority) interests as equity in the consolidated financial statements at fair value. FAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of FAS 160 will have on our financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of FSP 142-3 will have on our financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method as described in FAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for us on January 1, 2009, and prior-period EPS data would be adjusted retrospectively. We are currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our financial statements.

4.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of
(in thousands)	September 30, 2008	December 31, 2007
Goodwill	$668,604	$665,154
Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415
Customer lists	203,729	214,269
Copyrights and other trade names	50,293	52,844
Other	31,393	26,586

Total carrying amount	328,830	337,114

Accumulated amortization:
Acquired network distribution	(12,670)	(10,563)
Customer lists	(145,261)	(146,050)
Copyrights and other trade names	(33,872)	(34,789)
Other	(18,734)	(16,327)

Total accumulated amortization	(210,537)	(207,729)

Total other intangible assets, net	118,293	129,385

Total goodwill and other intangible assets	$786,897	$794,539

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

(in thousands)	Lifestyle Media	Interactive Services	Total
Goodwill:
Balance as of December 31, 2007	$265,436	$399,718	$665,154
Business acquisitions	7,500		7,500
Adjustment of purchase price allocations	(4,050)		(4,050)

Balance as of September 30, 2008	$268,886	$399,718	$668,604

Amortizable intangible assets:
Balance as of December 31, 2007	$35,438	$93,947	$129,385
Adjustment of purchase price allocations	6,640		6,640
Other additions	76		76
Foreign currency translation adjustment		(1,072)	(1,072)
Amortization	(2,709)	(14,027)	(16,736)

Balance as of September 30, 2008	$39,445	$78,848	$118,293

During 2006, we notified a minority owner of Fine Living that we were exercising our call option on their 3.75% interest. Upon reaching agreement on the exercise price of the call option, we completed the acquisition in the third quarter 2008 and recognized goodwill from the transaction.

During the third quarter of 2008, we completed an appraisal of the book and tax basis of the assets acquired and liabilities assumed in the RecipeZaar.com acquisition. Primarily due to higher values being assigned to the user-generated recipes and the acquired Web site, we decreased the amount assigned to goodwill by $4.0 million.

Estimated amortization expense of intangible assets for each of the next five years is as follows: $5.9 million for the remainder of 2008, $23.1 million in 2009, $20.0 million in 2010, $18.7 million in 2011, $14.0 million in 2012, $8.5 million in 2013 and $28.1 million in later years.

5.	Discontinued Operations

In 2006, we sold our Shop At Home television network to Jewelry Television. The Company also reached agreement in the third quarter of 2006 to sell the five Shop At Home-affiliated broadcast television stations. On December 22, 2006, the Company closed the sale of the three stations located in San Francisco, CA, Canton, OH and Wilson, NC. The sale of the two remaining stations located in Lawrence, MA and Bridgeport, CT closed on April 24, 2007.

In accordance with the provisions of FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of businesses held for sale or that have ceased operations are presented as discontinued operations within our results of operations. Accordingly, these businesses have also been excluded from segment results for all periods presented.

Operating results for the Company’s discontinued operations were as follows:

(in thousands)	Three months ended September 30, 2007	Nine months ended September 30, 2007
Operating revenues	$3	$1,323

Income from discontinued operations, before tax	$679	$891
Income tax (benefit)	238	(3,332)

Income from discontinued operations	$441	$4,223

A tax benefit of $3.4 million was recognized in 2007 related to differences that were identified between our prior year provision and tax returns for our Shop At Home businesses.

6.	Other Charges and Credits

Income from continuing operations was affected by the following:

2008— As a result of the distribution of Scripps Networks Interactive, Inc. to the shareholders of The E. W. Scripps Company, SNI employees holding share-based equity awards, including share options and restricted shares, have received modified awards in our Company’s stock. In accordance with the provisions of FASB Statement No. 123(R), “Accounting for Stock-Based Compensation” (“FAS 123(R)”), the adjustment to the outstanding share based equity awards is considered a modification and incremental share-based compensation expense is recognized to the extent that the fair value of the awards immediately prior to the modification is less than the fair value of the awards immediately after the modification. In the third quarter of 2008, we recorded a non-cash charge of $4.9 million related to the modification of these stock-based awards. Net income was reduced by $3.2 million.

In connection with the separation of the Company from E. W. Scripps, our deferred tax balances were re-measured to reflect the enacted state tax rates we expect to apply as a stand-alone company. The re-measurement of our deferred tax liability balances resulted in a one-time charge to our tax provision in the third quarter of 2008 that reduced net income by $4.5 million and increased our quarterly effective tax rate by 3.7 percent.

In the second quarter of 2008, E. W. Scripps redeemed their outstanding notes which were previously allocated to us in our combined financial statements. The associated loss on extinguishment from such redemption, which is not expected to be deductible for income tax purposes, has been allocated to us in our statement of operations resulting in a reduction to year-to-date net income of $26.4 million.

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

7.	Long-Term Debt

Long-term debt consisted of the following:

	As of
(in thousands)	September 30, 2008	December 31, 2007
Revolving credit facility	$135,000
Due to E. W. Scripps		$503,361

Total	$135,000	$503,361

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility (the “Revolving Credit Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The agreement includes certain affirmative and negative covenants, including maintenance of a minimum leverage ratio. The Company borrowed $325 million under the Revolving Credit Facility on June 30, 2008. The weighted-average interest rate on borrowings under the Revolving Credit Facility was 4.0% at September 30, 2008.

E. W. Scripps utilized a centralized approach to cash management to finance its operations. Based on the historical funding requirements of the Company, specifically the costs to fund acquisitions, fund investments in programming and otherwise support the expansion of Scripps Networks Interactive businesses, all E. W. Scripps third party debt and related interest expense has been allocated to the Company for periods prior to June 30, 2008.

Management believes the allocation basis for debt and interest expense is reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had the Company been operating as an independent publicly-traded company for the periods presented. The allocated debt amounts have been classified on the condensed consolidated and combined balance sheets based on the maturities of E. W. Scripps’ underlying debt.

8.	Fair Value Measurement

We adopted FAS 157 as of January 1, 2008, with the exception of the application of the standard to non-recurring, nonfinancial assets and liabilities. The adoption of FAS 157 did not have a material impact on our fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets that are measured at fair value on a recurring basis at September 30, 2008:

(in thousands)	September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$369	$369	$	$

Total assets measured at fair value	$369	$369	$	$

9.	Related Party Transactions

Cash Management

Prior to the separation, E. W. Scripps used a centralized approach for cash management to finance its operations. The Company’s cash was available for use and was regularly “swept” by E. W. Scripps to a concentration account at its discretion. Transfers of cash both to and from E. W. Scripps’ cash management system are reflected as a component of Parent Company Investment within Shareholders’ Equity on the Condensed Combined and Consolidated Balance Sheets. Subsequent to the separation, the Company uses a similar cash management approach with the exception that the cash is swept to the Company’s cash management system and there are no longer transfers between the Company and E. W. Scripps.

Debt and Related Items

The Company was allocated the entire amount of consolidated debt and net interest expense of E. W. Scripps prior to June 30, 2008. See Note 7 —Long-Term Debt, for further information regarding these allocations.

Allocated Expenses

For periods prior to our separation from E. W. Scripps on July 1, 2008, the Company was allocated general corporate overhead expenses from E. W. Scripps for corporate-related functions based on a pro-rata percentage of E. W. Scripps’ combined net revenue, headcount and usage. General corporate overhead expenses primarily related to centralized corporate functions, including finance, legal, internal audit, human resources, information technology, and various other functions historically provided by E. W. Scripps. For the first six months of 2008, the Company was allocated $27.7 million of general corporate overhead expenses incurred by E. W. Scripps. Allocated general corporate overhead expenses were $11.0 million for the third quarter of 2007 and $36.0 million for the year-to-date period of 2007.

As discussed in Note 1—Separation and Basis of Presentation, the Company believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses from E. W. Scripps are reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by the Company if it operated as an independent, publicly-traded company during the periods presented. As such, the financial information herein may not necessarily reflect the combined financial position, results of operations, and cash flows of the Company in the future or what it would have been had the Company been an independent, publicly-traded company during the periods presented.

Dividend

On June 30, 2008 Scripps Networks Interactive paid a cash dividend totaling $430 million to E. W. Scripps.

Agreements with E. W. Scripps

In connection with the Separation, the following agreements between Scripps Networks Interactive and E. W. Scripps became effective on July 1, 2008:

•	Separation and Distribution Agreement

•	Transition Services Agreement

•	Employee Matters Agreement

•	Tax Allocation Agreement

Separation and Distribution Agreement

The Separation and Distribution Agreement sets forth the agreements between E. W. Scripps and the Company with respect to the principal corporate transactions required to effect the separation and the distribution of the Company’s shares to E. W. Scripps’ shareholders and other agreements governing the relationship between E. W. Scripps and the Company. The distribution agreement provides that Scripps Networks Interactive and E. W. Scripps and its subsidiaries (other than Scripps Networks Interactive and its subsidiaries) will release and discharge each other from all liabilities, of any sort, including in connection with the transactions contemplated by the distribution agreement, except as expressly set forth in the agreement. The releases do not release any party from, among other matters, liabilities assumed or allocated to the party pursuant to the distribution agreement or the other agreements entered into in connection with the separation or from the indemnification and contribution obligations under the distribution agreement or such other agreements.

Transition Services Agreement

The Transition Services Agreement provides for E. W. Scripps and Scripps Networks Interactive to provide services to each other on a compensated basis for a period of up to two years. Compensation will be on an arms-length basis. E. W. Scripps will provide services or support to Scripps Networks Interactive, including information technology, human resources, accounting and finance, and facilities. The Company has incurred expenses of $2.7 million for the three months ended September 30, 2008 related to these services, which are reported in other costs and expenses in the condensed consolidated and combined statements of operations. Scripps Networks Interactive will provide information technology support and services to E. W. Scripps. The Company has recorded $0.9 million of revenue related to these services for the three months ended September 30, 2008, which are reported in other revenues in the condensed consolidated and combined statements of operations.

Employee Matters Agreement

The Employee Matters Agreement provides for the allocation of the liabilities and responsibilities relating to employee compensation and benefit plans and programs, including the treatment of outstanding incentive awards, deferred compensation obligations and retirement and welfare benefit obligations between E. W. Scripps and Scripps Networks Interactive. The agreement provides that E. W. Scripps and Scripps Networks Interactive will each be responsible for all employment and benefit related obligations and liabilities for employees that work for the respective companies. The agreement also provides that Scripps Networks Interactive employees will continue to participate in certain of the E. W. Scripps benefit plans during a transition period through December 31, 2008. After the transition period, the account balances or actuarially determined values of assets and liabilities of Scripps Networks Interactive employees will be transferred to the benefit plans of Scripps Networks Interactive. The agreement also governs the treatment of outstanding E. W. Scripps share-based equity awards (refer to Note 11—Stock Based Compensation, for additional discussion).

Tax Allocation Agreement

The Tax Allocation Agreement sets forth the allocations and responsibilities of E. W. Scripps and Scripps Networks Interactive with respect to liabilities for federal, state, local and foreign income taxes for periods before and after the spin-off, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally E. W. Scripps and Scripps Networks Interactive will be responsible for income taxes for periods before the spin-off for their respective businesses.

Other Agreements

E. W. Scripps and Scripps Networks Interactive have also entered into various other agreements which management believes have been negotiated on an arm’s length basis and that individually or in the aggregate do not constitute material agreements.

10.	Supplemental Cash Flow Information

The following table represents additional information about the cash flow impact of changes in certain working capital accounts:

(in thousands)	Nine months ended September 30,
	2008	2007
Cash flow impact of changes in certain working capital accounts, net:
Accounts receivable	$23,381	$7,313
Other assets	(3,577)	979
Accounts payable	(5,686)	3,200
Accrued employee compensation and benefits	453	(3,700)
Accrued marketing and advertising	(1,373)	(11,763)
Accrued income taxes	33,122
Other accrued liabilities	(6,659)	(11,789)

Total	$39,661	$(15,760)

11.	Stock Based Compensation

In connection with the Separation, we implemented a new stock based compensation plan (Scripps Networks Interactive, Inc. 2008 Long-Term Incentive Plan) (the “Plan”) and registered 19,000,000 common shares available for issuance under the Plan. E. W. Scripps share based awards, which included stock options and restricted stock awards, held by our employees and certain former employees of E. W. Scripps were converted to equivalent share based awards of Scripps Networks Interactive, Inc. The conversions were based on the ratio of the market price of each company’s publicly traded common stock at the time of Separation. The Plan is administered by our Board of Directors. As of September 30, 2008, options with respect to 12,021,464 shares are outstanding under the Plan. In addition, a total of 425,121 restricted stock awards are outstanding under the Plan as of September 30, 2008.

The Plan provides for long-term performance compensation for key employees and members of the Board of Directors. A variety of discretionary awards for employees and non-employee directors are authorized under the Plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock awards and performance awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the fair market price of our common stock at date of grant and option terms are not expected to exceed ten years.

In accordance with FAS 123(R), compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as share options, is measured using a lattice-based binomial model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

Compensation costs, net of estimated forfeitures due to termination of employment or failure to meet performance targets, are recognized on a straight-line basis over the requisite service period of the award. The requisite service period is generally the vesting period stated in the award. However, because share compensation grants vest upon the retirement of the employee, grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period. The vesting of certain awards is also accelerated if performance measures are met. If it is expected those performance measures will be met, compensation costs are expensed over the accelerated vesting period.

For periods presented prior to the separation, stock-based compensation expense attributable to employees of the Company has been allocated in the condensed combined and consolidated statements of operations. In addition, stock-based compensation expense attributable to E. W. Scripps corporate employees has been allocated to the Company based on revenue. For periods after the separation, stock-based compensation costs represent expenses from newly issued SNI awards and expenses from E. W. Scripps awards converted to equivalent share based awards in SNI stock. A summary of stock-based compensation costs is as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Allocated stock-based compensation costs		$2,528	$8,156	$10,983
Compensation cost on SNI stock awards	$8,430		8,430

Total stock-based compensation costs	$8,430	$2,528	$16,586	$10,983

As a result of the distribution of SNI to the shareholders of E. W. Scripps, SNI employees holding share-based equity awards, including share options and restricted shares, have received modified awards in our Company’s stock. In accordance with FAS 123(R), a charge of $4.9 million was recorded at the time of modification related to our employees. As of September 30, 2008, the modification also created approximately $3.4 million of unrecognized stock based compensation associated with our unvested stock options which are expected to be recognized over a range of 1 to 3 years.

Stock Options

The following table provides a summary of outstanding stock option awards from December 31, 2007, to September 30, 2008, including awards previously exercisable into E. W. Scripps’ common stock that are now exercisable into our common stock:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	—	$—
Converted from E. W. Scripps awards related to our employees at June 30, 2008	6,033	40.50
Converted from E. W. Scripps awards related to E. W. Scripps employees at June 30, 2008	6,219	37.18
Granted	20	40.70
Cancelled	(22)	43.18
Exercised	(229)	22.70

Outstanding at September 30, 2008	12,021	$39.07

Exercisable at September 30, 2008	10,176	$38.52

The following table provides a summary of unvested restricted stock awards from December 31, 2007, to September 30, 2008, including awards previously granted into E. W. Scripps’ common stock that are now granted into our common stock:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Price at Grant Date
Nonvested at December 31, 2007	—	$—
Converted from E. W. Scripps awards related to our employees at June 30, 2008	273	45.43
Converted from E. W. Scripps awards related to E. W. Scripps employees at June 30, 2008	142	45.20
Granted	14	40.10
Vested	(4)	44.88

Nonvested at September 30, 2008	425	$45.19

12.	Employee Benefit Plans

The Employee Matters Agreement provides for the participation of our employees in certain benefit plans of E. W. Scripps during a transition period ending on December 31, 2008, as well as a structural framework for the employee benefit plans and programs that will be established by us. During the transitional period, our employees continue to participate in the E. W. Scripps pension, retirement and investment and supplemental executive retirement plans (“SERP”) until after which their account balances or the actuarial-determined values of the assets and liabilities attributable to certain plan assets will be transferred to our new plans.

The components of the expense consisted of the following:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$1,497	$950	$4,069	$2,847
Interest cost	1,002	656	2,955	1,958
Expected return on plan assets, net of expenses	(450)	(834)	(2,254)	(2,490)
Amortization and deferrals, net	126	22	257	66

Total for defined benefit plans	2,175	794	5,027	2,381
SERP	1,498	757	4,098	2,260
Defined contribution plans	915	714	2,972	2,281

Total	$4,588	$2,265	$12,097	$6,922

We contributed $0.4 million to fund current benefit payments for our non-qualified SERP plan during the year-to-date period of 2008. We anticipate contributing an additional $0.1 million to fund the SERP’s benefit payments during the remainder of fiscal 2008. We have met the minimum funding requirements of our defined benefit plans and do not anticipate making any contributions to these plans in 2008.

13.	Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Its reportable segments are strategic businesses that offer different products and services.

Lifestyle Media includes five national television networks, HGTV, Food Network, DIY, Fine Living and GAC; SN Digital which consists of our national television networks affiliated Web sites and other Web sites dedicated to the food and shelter categories; and our 7.25% interest in FOX-BRV Southern Sports Holdings, which comprises the Sports South and Fox Sports Net South regional television networks. The networks also operate internationally through licensing agreements and joint ventures with foreign entities. The Company owns approximately 70% of Food Network and approximately 94% of Fine Living. Each of the networks is distributed by cable and satellite television systems. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

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

Our chief operating decision maker (as defined by FAS 131 - Segment Reporting) evaluates the operating performance off our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our reportable segments is as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Segment operating revenues:
Lifestyle Media	$312,000	$289,376	$972,059	$867,003
Interactive Services	62,625	54,589	206,972	176,545
Corporate	86		86

Total operating revenues	$374,711	$343,965	$1,179,117	$1,043,548

Segment profit (loss):
Lifestyle Media	$144,393	$137,434	$471,286	$430,014
Interactive Services	12,783	8,665	48,815	15,071
Corporate	(16,724)	(8,549)	(36,239)	(27,726)
Depreciation and amortization of intangibles	(18,635)	(20,226)	(54,602)	(64,744)
Gains (losses) on disposal of property, plant and equipment		(368)	(835)	(632)
Interest expense	(1,569)	(8,810)	(12,679)	(29,108)
Gains (losses) on repurchases of debt		928	(26,380)	1,245
Miscellaneous, net	917	573		2,186

Income from continuing operations before income taxes and minority interests	$121,165	$109,647	$389,366	$326,306

(in thousands)	As of
	September 30, 2008	December 31, 2007

Assets:
Lifestyle Media	$1,414,113	$1,404,188
Interactive Services	587,577	607,351
Corporate	5,298	6,288

Total assets	$2,006,988	$2,017,827

No single customer provides more than 10% of our revenue. The Company earns international revenues from its Shopzilla and uSwitch businesses. It also earns international revenue from HGTV and Food Network programming in international markets. Approximately 90% of our international revenues, which were $60.5 million for the year-to-date period of 2008, were earned in United Kingdom markets.

14.	Comprehensive Income

Comprehensive income is as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Comprehensive Income:
Net income	$57,327	$57,898	$177,104	$172,392
Currency translation	(5,121)	7,061	(5,739)	19,696
Pension liability adjustments, net of income tax	319	(120)	(199)	(377)

Total comprehensive income	$52,525	$64,839	$171,166	$191,711

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based upon the condensed consolidated and combined financial statements and the notes to the condensed consolidated and combined financial statements. You should read this discussion and analysis in conjunction with those financial statements.

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the notes to the condensed consolidated and combined financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

EXECUTIVE OVERVIEW

On July 1, 2008, Scripps Networks Interactive spun off from The E. W. Scripps Company and began operations as a separate publicly-traded company. Scripps Networks Interactive is a leading lifestyle content and Internet search company with respected, high-profile television and interactive brands. HGTV and Food Network are the only television channels in the United States that dedicate their entire programming schedules to the shelter and food lifestyle content categories. Both networks are available in about 97 million television households, making them fully distributed along with other leading cable and direct to home programming services, and our Lifestyle Media branded Web sites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis. Shopzilla regularly ranks as one of the top comparison shopping Web sites in the United States and ranks among the country’s top 10 general retail sites.

We manage our operations through two reportable operating segments: (i) Lifestyle Media, which includes our national television networks, HGTV, Food Network, DIY Network (DIY), Fine Living, Great American Country (GAC); SN Digital which is comprised of a portfolio of Web sites focused in the food and shelter categories; and a minority interest in Fox-BRV Southern Sports Holdings LLC; and (ii) Interactive Services, which includes online comparison shopping and consumer information services, Shopzilla, BizRate and uSwitch.

Operating revenues for the year-to-date period of 2008 increased 13% to $1.2 billion compared with $1.0 billion for the same period in 2007. Segment profit in the year-to-date period of 2008 was $484 million compared with $417 million for the same period in 2007, a 16% increase. Our consolidated results reflect strong growth at both our Lifestyle Media and Interactive Services businesses.

Lifestyle Media continued to demonstrate significant growth in 2008. Revenues in the year-to-date period of 2008 were up 12 percent year-over-year, led by the continuing success of our flagship networks, HGTV and Food Network, but also helped by double-digit revenue growth at both DIY and Fine Living. We continue to experience positive audience trends at HGTV and Food Network which coupled with strong pricing in the scatter advertising market, resulted in solid revenue and segment profit growth for the year-to-date period of 2008. Food Network had the highest rated season in the history of the network with prime-time viewership up 10 percent in the third quarter. Our newer networks are also demonstrating success as they continue to broaden their distribution and are starting to build audience bases. DIY delivered the best prime time ratings in its history during September with viewership among young adults improving more than 40 percent. DIY and Fine Living’s revenue has grown 32% and 24%, respectively during 2008. Affiliate fee revenue also grew strongly reflecting general rate increases and solid subscriber growth at DIY and Fine Living. Lifestyle Media continues to focus on driving ratings growth at HGTV and Food Network through popular programming, expanding the distribution of our emerging networks, broadening our Internet-based offerings, and identifying opportunities to extend our nationally recognized brands to create new revenue streams.

Our Interactive Services division also delivered improved results for the year-to-date period of 2008 compared with the same period in 2007. Revenue grew 17 percent to $207 million, while segment profit was $49 million compared with $15 million in 2007. Revenue growth was primarily driven by Shopzilla’s improved ability to monetize traffic and significant growth in sessions in European markets. While traffic grew both domestically and abroad, international traffic was up more than 50 percent compared with the first nine months of 2007. Increased energy switching activity and lower operating expenses at uSwitch drove improved results within that business. Additionally, Interactive Services’ segment profit was negatively impacted $15 million in 2007 for leadership transition costs incurred at Shopzilla and increased marketing expenses at uSwitch. We continue to focus on making improvements to the consumer experience at Shopzilla and driving traffic to the site, and we plan to continue to operate uSwitch with a pared down cost structure to better manage through the volatile energy switching environment we have experienced in recent periods.

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

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments, although the competitive landscape in both segments is affected by multiple media platforms competing for consumers and advertising dollars. In our Lifestyle Media division, we need to continue to create popular programming that resonates across a variety of demographic groups, develop new brands and find additional channels through which we can capitalize on the recognition of our existing brands and distribute our lifestyle-related content. In the Interactive Services division we must continually find ways to attract and monetize traffic to our sites, both by making changes to enhance the consumer experience and by finding ways to efficiently attract traffic. Additionally, our transition from a wholly-owned subsidiary to a stand-alone company will create certain challenges company-wide in the coming year. Such challenges include incurring increased overhead costs as a result of being a stand-alone company and developing an infrastructure to handle certain operational capacities that will be performed by E. W. Scripps on a short-term basis under transition service agreements.

Consolidated and Combined Results of Operations – consolidated and combined results of operations were as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2008	Change	2007	2008	Change	2007
Operating revenues	$374,711	8.9%	$343,965	$1,179,117	13.0%	$1,043,548
Costs and expenses	(239,677)	14.1%	(210,028)	(709,432)	11.1%	(638,324)
Depreciation and amortization of intangible assets	(18,635)	(7.9)%	(20,226)	(54,602)	(15.7)%	(64,744)
Losses on disposal of PP&E			(368)	(835)	32.1%	(632)

Operating income	116,399	2.7%	113,343	414,248	21.9%	339,848
Interest expense	(1,569)	(82.2)%	(8,810)	(12,679)	(56.4)%	(29,108)
Equity in earnings of affiliates	5,418	50.0%	3,613	14,177	16.8%	12,135
Gains (losses) on repurchases of debt			928	(26,380)		1,245
Miscellaneous, net	917	60.0%	573			2,186

Income from continuing operations before income taxes and minority interests	121,165	10.5%	109,647	389,366	19.3%	326,306
Provision for income taxes	44,517	30.1%	34,216	146,241	44.3%	101,328

Income from continuing operations before minority interests	76,648	1.6%	75,431	243,125	8.1%	224,978
Minority interest	19,321	7.5%	17,974	66,021	16.2%	56,809

Income from continuing operations	57,327	(0.2)%	57,457	177,104	5.3%	168,169
Income from discontinued operations, net of tax			441			4,223

Net income	$57,327	(1.0)%	$57,898	$177,104	2.7%	$172,392

Continuing Operations – The increase in operating revenues for the year-to-date period of 2008 compared with the prior-year period was due to double-digit growth in advertising sales and affiliate fee revenue at our national television networks and increases in referral fee revenues at our Interactive Services division. The increase in advertising sales at Lifestyle Media was primarily the result of improved audience viewership at HGTV and Food Network and strong pricing in the scatter advertising market during the first half of 2008. The increase in operating revenues at Interactive Services was attributed to Shopzilla effectively increasing and monetizing user traffic, successfully expanding the business in Western Europe, and increasing energy switching activity at uSwitch.

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

Interest expense includes interest incurred on outstanding borrowings and deferred compensation and other employment agreements. Interest incurred on outstanding borrowings decreased in 2008 due to lower average debt levels. The average balance of outstanding borrowings for the nine month period of 2008 was $407 million at an average rate of 3.5% compared with $672 million at an average rate of 5.1% in 2007. The average balance of outstanding obligations for the third quarter of 2008 was $267 million at an average rate of 2.3% compared with $594 million at an average rate of 5.0% for the third quarter of 2007.

In the second quarter of 2008, E. W. Scripps redeemed their outstanding notes which were previously allocated to us in our consolidated and combined financial statements. The associated loss on extinguishment of $26.4 million from such redemption has been allocated to us in our statement of operations.

Our effective tax rate was 37.6% in the year-to-date period of 2008 and 31.1% in the year-to-date period of 2007. During 2008, we were allocated a loss on the extinguishment of debt which we expect will not be deductible for income tax purposes. Additionally, our deferred tax balances were re-measured in the third quarter of 2008 to reflect enacted state rates we expect to apply as a stand-alone company. The re-measurement of our deferred tax liability balances resulted in a one-time $4.5 million charge to our tax provision in 2008.

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

Minority interest increased in the third quarter and year-to-date periods of 2008 due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership. Minority interest expense is expected to be $25 million to $26 million in the fourth quarter.

Business Segment Results - As discussed in Note 13 to the condensed consolidated and combined financial statements, our chief operating decision maker (as defined by FAS 131 - Segment Reporting) evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated financial statements is as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2008	Change	2007	2008	Change	2007
Segment operating revenues:
Lifestyle Media	$312,000	7.8%	$289,376	$972,059	12.1%	$867,003
Interactive Services	62,625	14.7%	54,589	206,972	17.2%	176,545
Corporate	86			86

Total operating revenues	$374,711	8.9%	$343,965	$1,179,117	13.0%	$1,043,548

Segment profit (loss):
Lifestyle Media	$144,393	5.1%	$137,434	$471,286	9.6%	$430,014
Interactive Services	12,783	47.5%	8,665	48,815		15,071
Corporate	(16,724)	95.6%	(8,549)	(36,239)	30.7%	(27,726)

Total segment profit	140,452	2.1%	137,550	483,862	15.9%	417,359
Depreciation and amortization of intangible assets	(18,635)	(7.9)%	(20,226)	(54,602)	(15.7)%	(64,744)
Losses on disposal of PP&E			(368)	(835)	32.1%	(632)
Interest expense	(1,569)	(82.2)%	(8,810)	(12,679)	(56.4)%	(29,108)
Gains (losses) on repurchases of debt			928	(26,380)		1,245
Miscellaneous, net	917	60.0%	573			2,186

Income from continuing operations before income taxes and minority interests	$121,165	10.5%	$109,647	$389,366	19.3%	$326,306

Corporate costs for the first six months of 2008 and the full-year period of 2007 reflect an estimate of SNI’s portion of The E. W. Scripps Company’s corporate expenses. These estimates may not be representative of costs we will incur as a stand-alone company.

Corporate expenses, excluding costs related to the Company’s spin-off from E. W. Scripps, are expected to be $10 million to $12 million in the fourth quarter.

Discussions of the operating performance of each of our reportable business segments begin on page F-27.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America for each business segment was as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating Income	$116,399	$113,343	$414,248	$339,848
Equity in earnings of affiliates:
Lifestyle Media	5,418	3,613	14,177	12,135
Depreciation and amortization:
Lifestyle Media	6,996	5,868	20,640	16,969
Interactive Services	11,577	14,136	33,793	47,093
Corporate	62	222	169	682
Losses on disposal of PP&E:
Lifestyle Media		1	764	69
Interactive Services		356		552
Corporate		11	71	11

Total segment profit	$140,452	$137,550	$483,862	$417,359

Lifestyle Media – Lifestyle Media includes five national television networks, HGTV, Food Network, DIY Network (“DIY”), Fine Living and Great American Country (“GAC”); SN Digital which consists of our national television networks affiliated Web sites and other Web sites dedicated to the food and shelter categories; and our 7.25% interest in Fox-BRV Southern Sports Holdings, LLC which comprises the Sports South and Fox Sports Net South regional television networks. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Lifestyle Media were as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2008	Change	2007	2008	Change	2007
Segment operating revenues:
Advertising	$235,523	5.4%	$223,401	$742,270	10.2%	$673,678
Network affiliate fees, net	69,877	15.6%	60,427	206,991	17.0%	176,951
Other	6,600	19.0%	5,548	22,798	39.2%	16,374

Total segment operating revenues	312,000	7.8%	289,376	972,059	12.1%	867,003

Segment costs and expenses:
Employee compensation and benefits	44,395	21.5%	36,531	127,904	17.5%	108,871
Programs and program licenses	74,536	10.5%	67,446	211,099	19.4%	176,775
Other segment costs and expenses	54,094	4.9%	51,578	175,947	7.6%	163,478

Total segment costs and expenses	173,025	11.2%	155,555	514,950	14.7%	449,124

Segment profit before equity in earnings of affiliates	138,975	3.9%	133,821	457,109	9.4%	417,879
Equity in earnings of affiliates	5,418	50.0%	3,613	14,177	16.8%	12,135

Segment profit	$144,393	5.1%	$137,434	$471,286	9.6%	$430,014

Supplemental Information:
Billed network affiliate fees	$77,689		$64,861	$230,077		$191,374
Program payments	65,621		65,208	212,503		217,433
Depreciation and amortization	6,996		5,868	20,640		16,969
Capital expenditures	13,804		14,191	31,710		24,328

Advertising revenues increased primarily due to an increased demand for advertising time and higher advertising rates at our networks. Improved ratings and viewership, particularly at HGTV and Food Network, and strong pricing in the scatter advertising market during the first half of the year contributed to the increases in advertising revenues during 2008 compared with 2007.

Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. The increase in network affiliate fees is attributed to higher rates negotiated for contract renewals of HGTV in the latter half of 2007, modest increases in current agreements for Food’s distribution and growing household penetration at DIY and Fine Living.

SN Digital continued to show growth in 2008. Online revenues were approximately $19.1 million in the third quarter of 2008 compared with $17.8 million in the third quarter of 2007. Year-to-date online revenues were $56.8 million in 2008 compared with $53.1 million in 2007.

We expect total operating revenues at our Lifestyle Media segment will be up mid-single digits year-over-year in the fourth quarter of 2008.

Employee compensation and benefits increased primarily due to the hiring of additional employees to support our interactive growth initiatives.

Programs and program licenses increased due to the improved quality and variety of programming, and higher costs attributed to investing in high-definition programming.

Lifestyle Media’s total segment expenses are expected to increase a mid to high single digit percent in the fourth quarter of 2008 as we continue to invest in our interactive content businesses and expand internationally.

Supplemental financial information for Lifestyle Media is as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2008	Change	2007	2008	Change	2007
Operating revenues by brand:
HGTV	$143,391	5.1%	$136,397	$447,738	10.1%	$406,775
Food Network	112,874	8.8%	103,755	358,359	13.8%	314,972
DIY	16,006	28.3%	12,478	47,338	31.9%	35,888
Fine Living	12,873	24.0%	10,385	39,637	24.0%	31,976
GAC	5,890	(3.2)%	6,085	18,088	(1.5)%	18,363
SN Digital	19,137	7.4%	17,812	56,846	7.1%	53,098
Other	1,829	(25.8)%	2,464	4,053	(31.7)%	5,931

Total segment operating revenue	$312,000	7.8%	$289,376	$972,059	12.1%	$867,003

Homes reached in September (1):
HGTV				97,400	1.7%	95,800
Food Network				97,500	2.0%	95,600
DIY				48,300	1.3%	47,700
Fine Living				51,800	4.4%	49,600
GAC				54,000	6.5%	50,700

(1)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of Fine Living which is not yet rated by Nielsen and represent comparable amounts calculated by us.

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

Financial information for Interactive Services is as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2008	Change	2007	2008	Change	2007
Segment operating revenues	$62,625	14.7%	$54,589	$206,972	17.2%	$176,545

Segment costs and expenses:
Employee compensation and benefits	16,138	(1.7)%	16,415	47,431	(12.7)%	54,311
Marketing and advertising	28,683	12.8%	25,418	94,907	5.4%	90,082
Other segment costs and expenses	5,021	22.7%	4,091	15,819	(7.4)%	17,081

Total segment costs and expenses	49,842	8.5%	45,924	158,157	(2.1)%	161,474

Segment profit	$12,783	47.5%	$8,665	$48,815		$15,071

Supplemental Information:
Depreciation and amortization	$11,577		$14,136	$33,793		$47,093
Capital expenditures	6,166		7,286	16,499		26,777

Improved results at both Shopzilla and uSwitch contributed to the 17% increase in our Interactive Service’s operating revenues in 2008 compared with 2007. The increase in Shopzilla’s year-to-date operating revenues was attributed to growth in revenues from Western European markets and Shopzilla’s effectiveness in increasing and monetizing user traffic. Shopzilla’s net revenue, when considering search marketing costs incurred, increased 16% in the year-to-date period of 2008 compared with 2007. uSwitch’s operating revenues in 2008 benefited from an increase in volatility in the energy markets which correlated to an increase in switching activity.

Segment results for the year-to-date period of 2007 were also impacted by $10 million of costs incurred to build brand awareness for uSwitch and $5 million of costs incurred related to the transition in leadership at Shopzilla.

Interactive Services is expected to generate segment profit of $16 million to $18 million in the fourth quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

(in thousands)	Nine months ended September 30,
	2008	2007
Net cash provided by continuing operating activities	$447,625	$262,128
Net cash provided by discontinued operations		45,742
Distributions paid, including to minority interest	(86,267)	(62,968)
Employee stock option proceeds	5,194
Other financing activities	(1,056)
Change in parent company investment, net	96,457	(9,515)

Cash flow available for acquisitions, investments, and debt repayment	$461,953	$235,387

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$(9,684)	$(29,981)
Capital expenditures	(45,209)	(51,664)
Other investing activity	1,278	(5)
Premium payment on repurchases of debt	(22,517)
Decrease in long-term debt	(371,303)	(160,918)

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

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. We borrowed $325 million under the credit facility on June 30, 2008. Utilizing existing cash on hand and the proceeds from these borrowings, we paid a dividend of $430 million to E. W. Scripps prior to the consummation of the spin-off. During the third quarter of 2008, payments on long-term debt reduced the aggregate borrowings under the credit facility to $135 million.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interests were $74.0 million in the year-to-date period of 2008 and $63.0 million in the year-to-date period of 2007. We expect the cash distributions to the minority partner will approximate $17.0 million in the fourth quarter of 2008.

Management does not believe that the costs associated with the Transition Services Agreement, Tax Allocation Agreement and Employee Matters Agreement will have a material impact on the future results of operations, financial condition or liquidity. We incurred expenses of $2.7 million and recorded income of $0.9 million under the Transition Services Agreement in the first three months after the Separation (see footnote 9—Related Party Transactions).

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. Borrowings under the credit facility totaled $135 million on September 30, 2008 at a weighted-average interest rate of 4.0%. We are subject to interest rate risk associated with our credit facility as borrowings are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. Assuming our borrowings were to remain at $135 million for twelve months with a weighted-average interest rate of 4.0%, a quarter point change in interest rates would result in a $0.3 million change in annual interest expense.

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the British pound. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies. Included in shareholders’ equity is $47.7 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the U.S. dollar relative to the British pound from our March 2006 acquisition of uSwitch through December 2007.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at September 30, 2008.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Index to Exhibits

Exhibit No.	Item
10.31	Employment Agreement between the Company and Anatolio B. Cruz III

10.32	Employment Agreement between the Company and Joseph G. NeCastro

10.33	Employment Agreement between the Company and Mark S. Hale

10.34	Employment Agreement between the Company and John F. Lansing

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

E-1