Form 10-K
period 2008-12-31
Scripps Networks Interactive, Inc.
filed 2009-03-05
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-34004

SCRIPPS NETWORKS INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Ohio	61-1551890
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

312 Walnut Street Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 824-3200

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(b) of the Act: Class A Common shares, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant on July 1, 2008, the effective date of the registrant’s separation from The E. W. Scripps Company, was approximately $3,640,252,173. All Class A Common shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.

As of January 31, 2009, there were 127,348,317 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 36,568,226 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2009 annual meeting of shareholders.

Index to Scripps Networks Interactive, Inc. Annual Report on Form 10-K for the Year Ended December 31, 2008

As used in this Annual Report on Form 10-K, the terms “SNI,” “we,” “our” or “us” may, depending on the context, refer to Scripps Networks Interactive, Inc., to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

Additional Information

Our Company Web site is www.scrippsnetworksinteractive.com. Copies of all of our SEC filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our Web site as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our Web site also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Ethics Policy and our Code of Ethics for the CEO and Senior Financial Officers. All of these documents are also available to shareholders in print upon request.

Forward-Looking Statements

Our Annual Report on Form 10-K contains certain forward-looking statements related to our businesses that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; the risk that the benefits from the separation transaction may not be fully realized or may take longer to realize than expected; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

PART I

Item 1.	Business

Separation from The E. W. Scripps Company

As previously disclosed in our registration statement on Form 10 filed with the U.S. Securities and Exchange Commission, Scripps Networks Interactive, Inc. was formed on July 1, 2008 and became a publicly traded company as the result of the separation of The E. W. Scripps Company (our “Former Parent” or “E. W. Scripps”) into two publicly traded companies. The separation was completed through a tax free distribution of Scripps Networks Interactive shares to E. W. Scripps shareholders following the close of business on June 30, 2008.

Business Overview

Scripps Networks Interactive is a leading lifestyle content and interactive services company with respected, high-profile television and interactive brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and highly useful content that focuses on specifically defined topics of interest.

We manage our operations through two reportable operating segments: (i) Lifestyle Media (formerly Scripps Networks), which includes Home and Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living Network (“FLN”), Great American Country (“GAC”), a minority interest in Fox-BRV Southern Sports Holdings LLC, and SN Digital which includes Web sites that that are associated with the aforementioned television brands and other Internet-based businesses serving food or shelter related categories such as RecipeZaar.com, HGTVPro.com and FrontDoor.com; and (ii) Interactive Services (formerly Scripps Interactive Media), which includes online comparison shopping and consumer information services, Shopzilla, BizRate and uSwitch.

Our Lifestyle Media segment earns revenue principally from advertising sales, affiliate fees and ancillary sales, including the sale and licensing of consumer products. Revenues from the Interactive Services segment are generated primarily from referral fees and commissions paid by merchants and service providers for online leads generated by the company’s comparison shopping Web sites. Revenues from the Lifestyle Media segment accounted for 82 percent, 82 percent and 80 percent of our consolidated revenues for 2008, 2007 and 2006, respectively, and revenues from the Interactive Services segment accounted for 18 percent, 18 percent and 20 percent of our consolidated revenues for those periods, respectively.

We seek to engage audiences that are highly desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the Internet and any other media platforms consumers choose. We intend to expand and enhance our Lifestyle Media brands through the creation of popular new programming and content, the use of new distribution platforms, such as mobile phones and video-on-

demand, and the licensing and sale of branded consumer products. We are particularly focused on the internal development and acquisition of interactive, digital media brands that are related to the lifestyle content categories popularized by our television networks and associated Internet enterprises. At our Interactive Services businesses, we aggregate large audiences on the Internet by organizing searchable and highly useful consumer information. We intend to enhance our Interactive Services businesses by improving the overall search comprehensiveness and usefulness of our Web sites, diversifying sources of revenue, increasing the volume of user-generated consumer information and entering new geographic markets.

Business Segments

Lifestyle Media

Our Lifestyle Media business segment includes five national television networks and SN Digital, our growing portfolio of related interactive lifestyle brands. The segment generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. In 2008, revenues from advertising sales and affiliate fees were approximately 77 percent and 21 percent, respectively, of total revenue for the Lifestyle Media segment. Our Lifestyle Media segment also earns revenue from the licensing of its content to third parties, primarily in international markets, and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

The advertising revenue generated by our national television networks depends on the number of households subscribing to each service and on viewership ratings as determined by Nielsen Media Research and other third party research companies.

HGTV and Food Network and their targeted food and shelter programming categories appeal strongly to women viewers with higher incomes in the 18 to 49 age range, an audience demographic that is traditionally valued by advertisers. GAC also appeals to women viewers, while DIY typically has a higher percentage of adult male viewers. FLN is intended to appeal to both higher income men and women. Our advertising revenue is typically highest in the fourth quarter. Advertising revenue can fluctuate relative to the popularity of specific programs and blocks of programming during defined periods of the day.

Affiliate fee revenues are negotiated with individual cable television and direct-to-home satellite operators and other distributors. The negotiations typically result in multi-year carriage agreements with scheduled, graduated rate increases. As an incentive to obtain long-term distribution agreements for our newer networks, we may make cash payments to cable and direct-to-home satellite operators, provide an initial period during which a distributor’s affiliate fee payments are waived, or both. The amount of the fee we receive is determined by the number of subscribers with access to our network programming.

As consumer acceptance of high-definition television grows, the company is developing an increasing amount of original programming in high-definition format. Lifestyle Media has launched two high-definition channels, HGTV-HD and Food Network-HD, which are distributed by cable television and direct-to-home satellite system operators. The company’s high-definition television networks are accessible by an estimated 23 million U.S. households.

SN Digital’s lifestyle-oriented interactive businesses are a valuable component of our growth strategy. We are particularly focused on the internal development and acquisition of interactive, digital media brands that are intended to diversify sources of revenue and enhance our competitive advantage as a leading provider of food, shelter and lifestyle content. Revenue generated by SN Digital interactive businesses is derived primarily from the sale of display, banner, rich media and video advertising and sponsorships.

SN Digital consists of multiple Web sites, including our five network-branded Web sites, FoodNetwork.com, HGTV.com, DIYNetwork.com, FineLiving.com and GACTV.com. In addition to serving as the home Web sites for the segment’s television programming networks, the Web sites provide informational and instructional content on specific topics within their broader lifestyle content categories. Features such as HGTV KitchenDesign, HGTV BathDesign, DIY Automotive, DIY Home Improvement, and DIY Woodworking are intended to aggregate engaged audiences with interests in specific lifestyle topics. All of the segment’s interactive services benefit from archived television network programming of which approximately 95 percent is owned by the company. Our ownership of programming enables us to efficiently and economically repurpose it for use on the Internet and our other interactive distribution channels, including mobile and video-on-demand.

SN Digital also consists of other digital services including HGTVPro.com, which appeals to construction professionals and advanced do-it-yourself enthusiasts; RecipeZaar.com, a recipe-sharing social networking Web site; and FrontDoor.com, a local real estate search and consumer information site that features millions of home listings and thousands of videos. SN Digital interactive businesses accounted for about six percent of the segment’s total revenue in 2008. The strategic focus at SN Digital is to grow advertising and sponsorship revenues by increasing the number of page views and video plays and attracting more unique visitors to our Web sites through site enhancements, adding more video, new tools, etc. Our strategy also includes attracting a broader audience through the placement of our video programming on national video streaming sites, and developing new sources of revenue that capitalize on traffic growth at our Web sites.

HGTV

HGTV is America’s leader in home and lifestyle television programming and is one of cable and satellite television’s top-rated networks. HGTV reaches about 98 million domestic households via cable and direct satellite television services. The network’s companion Web site is one of the nation’s leading online home and garden destinations, attracting an average of about 3 million unique visitors per month. HGTV owns 33 percent of HGTV Canada. The network’s programming also can be seen in 119 countries and territories.

HGTV television programming and Internet content commands an audience interested specifically in home and shelter-related topics. HGTV is television’s only network dedicated solely to such topics as decorating, interior design, home remodeling, home improvement, landscape design and real estate. HGTV strives to engage audiences by creating original programming that is entertaining, instructional and informative.

Programming highlights in 2008 included HGTV Design Star, House Hunters, and My First Place. The network also has developed successful programming events, including the HGTV Dream Home Giveaway and HGTV Green Home Giveaway and annual live coverage of the Rose Bowl Parade.

FOOD NETWORK

Food Network is a leading cable and satellite television network that has defined the television food genre. The network engages viewers with likable hosts and personalities who explore interesting and different ways to approach food and food-related topics. Food Network is available in 98 million U.S. television households and its programming can be seen internationally in 149 countries and territories. The network’s Web site, FoodNetwork.com, consistently ranks as America’s top food and cooking Internet destination, with an average of about 12 million unique visitors per month. The company owns approximately 69 percent of the Food Network and is the managing partner. The Tribune Company has a minority interest of approximately 31 percent in Food Network.

Food Network programming and Internet content attracts audiences interested in food-related topics. Food Network is television’s only network dedicated solely to such topics as food preparation, dining out, entertaining, food-related travel, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative.

Programming highlights in 2008 included Next Food Network Star, Ace of Cakes, Diners, Drive-ins and Dives, and Iron Chef America. Many of the programs on Food Network feature or are hosted by high-profile television personalities such as Rachael Ray, Giada De Laurentiis, Alton Brown, Guy Fieri and Paula Deen.

DIY NETWORK (DIY)

DIY is America’s only television network and Web site dedicated solely to presenting entertaining and informational programming and content across a broad range of do-it-yourself categories including home building; home improvement; automotive restoration and repair; crafts; gardening; landscaping, hobbies and woodworking. The network is available in approximately 50 million U.S. households via cable and direct satellite television services. DIY programming also is distributed internationally in 39 countries and territories. The television network’s companion Web site – DIYNetwork.com – consistently ranks among America’s top fifteen home and garden Internet destinations with an average of about 2 million unique visitors per month. The Web site features step-by-step instructions for the network’s on-air programming.

FINE LIVING NETWORK (FLN)

FLN is the first television programming service in the U.S. that was created to provide entertaining and informative content to viewers who are interested in quality lifestyle experiences. One of America’s fastest growing emerging television networks, FLN is available in about 55 million households. Original television programming and Internet content categories include adventure, weekend escapes, smart shopping, real estate, buyers’ guides, design and food and drink. FLN television programming also can be seen internationally in 57 countries and territories. The company owns approximately 94 percent of FLN.

GREAT AMERICAN COUNTRY (GAC)

Distributed in the U.S. via cable and direct satellite television services, the network reaches about 56 million households with original programming, special musical performances and live concerts. The network operates a companion Web site, GACTV.com.

HGTVPro.com

HGTVPro.com is a video-rich interactive service delivered via the Internet which appeals to professional builders, remodelers and contractors. Content includes professional-level best practices, tips and techniques, new product information and industry trends. HGTVPro.com attracts about 1 million unique visitors per month. HGTVPro.com is an authoritative source of information on the Internet for home construction professionals and advanced do-it-your self, home-improvement enthusiasts. The Web site features original video content, industry news and detailed tips and instructions on a wide variety of home construction topics.

RECIPEZAAR.com

RecipeZaar.com is a leading user-generated recipe and community Internet site featuring more than 340,000 recipes. RecipeZaar.com provides food enthusiasts with a browsing tool, search capabilities and personalized features. RecipeZaar.com is one of the Internet’s top 10 food and cooking category sites, attracting about 6 million unique visitors per month. RecipeZaar.com aggregates an audience on the Internet by creating an engaged community of food enthusiasts interested in home recipes, menu planning and other food-related topics. The social-networking Web site features volumes of user-generated content, including recipes, photos, menus and reviews.

FRONTDOOR.com

FrontDoor.com is an online real estate listing service that provides localized, in-depth information on homes in neighborhoods and communities across the U.S. The interactive service provides consumers with original video content, financial tools and calculators. FrontDoor.com is a comprehensive resource on the Internet for home buyers and home sellers. The Web site features searchable national real estate listings, video of featured properties for sale, buyers’ and sellers’ guides, calculators and other tools, and a library of video content on real estate-related topics.

Interactive Services

Our Interactive Services segment includes Internet-based businesses that strive to simplify online shopping for consumers by aggregating, organizing, ranking and displaying relevant and searchable consumer information. Consumers who use our Interactive Services Web sites are presented with easy-to-use search results generated from continuously growing databases of information on a wide range of products and services that are offered for sale on the Internet by third-party retailers and service providers. Our Interactive Services businesses operate principally in the United States, the United Kingdom, France and Germany.

The segment’s businesses strive to help online consumers make educated purchasing decisions by ranking products and services on such factors as comparative pricing, availability, quality and reliability. The quality and reliability of individual online merchants and service providers are ranked based on the collective, shared experiences of consumers using the segment’s Web sites. Users also are presented with supporting consumer news and information, user-generated and professional product reviews, calculators and other tools that are intended to help them complete their purchasing decisions.

The Interactive Services segment derives the largest percentage of its revenue from direct referral fees paid by online merchants and service providers (advertisers) that enter into contractual agreements allowing them to place text-based, linked advertisements on the segment’s Web sites. The referral fees paid by advertisers are based on a cost-per-click pricing structure, which means that advertisers pay only when consumers click on their linked ads. Cost-per-click pricing provides advertisers with an efficient means of evaluating the effectiveness of their advertising. Of particular importance for advertisers is the number of sales resulting from users clicking on their linked advertising. The segment’s search businesses encourage sustained advertising relationships with merchants and service providers by demonstrating a measurable return on investment for the referral fees they pay.

The advertising links placed by merchants and service providers serve as the primary database of information for the segment’s Web sites. Because the success of our Interactive Services businesses depends largely on a quality user experience and repeated visits by users, ad links are intentionally presented in an unobtrusive and uniform format that provides users with impartial and factual information on products and services.

The Interactive Services segment also derives revenue from contractual advertising agreements with general search engines. The agreements allow the general search engines to leverage relationships with their respective advertisers by placing sponsored links on our Interactive Services Web sites. Similar to our direct advertising relationships with merchants and service providers, the general search engines pay referral fees on a cost-per-click basis.

In addition to referral fees from linked ads and advertising links sponsored by general search engines, the segment’s Web sites also derive revenue from “switching” fees earned in the U.K. for brokering purchase transactions between consumers and service providers.

Revenue categories as a percentage of total Interactive Services segment revenue are as follows:

•	Direct referral fees from advertising merchants and service providers, 43 percent in 2008 vs. 44 percent in 2007.

•	Sponsored link referral fees from general search engines, 37 percent in 2008 vs. 36 percent in 2007.

•	Switching fees from advertising relationships with service providers in the U.K., 15 percent in 2008 vs. 14 percent in 2007.

The Interactive Services segment measures operating performance in terms of net revenue, which is defined as total revenue minus traffic acquisitions costs. Traffic acquisition costs are those marketing expenses related to generating user traffic to the segment’s Web sites. The success of the segment’s businesses is largely dependent on their ability to efficiently and economically attract a high volume of user traffic.

The segment’s businesses use a combination of online and off-line strategies to increase consumer awareness and subsequently generate user traffic. They include:

•

Search Engine Marketing. Search Engine Marketing refers to the purchase of text-based advertising links on general search engines such as Google and Yahoo!. The positioning and display of those paid advertising links is dependent on the acquisition of relevant keywords that determine the quality and effectiveness of general search results. The segment’s businesses participate in continuous keyword bidding auctions that are hosted by general search engines with the objective of acquiring keywords that result in the most advantageous positioning and display of purchased advertising links adjacent to general search results.

•

Search Engine Optimization. Search Engine Optimization refers to the continuous, algorithmic selection of relevant keywords that, when used by general search engine users, result in the most advantageous positioning and display of links to the segment’s Web sites within general search results. Traffic generated by Search Engine Optimization generally results in higher net revenues for the segment’s businesses than traffic generated by Search Engine Marketing.

•

Offline advertising and marketing techniques, which refers to the purchase of television, newspaper, magazine, and other more traditional forms of advertising, and the execution of effective public relations campaigns, to increase brand awareness for the segment’s businesses.

The company expects all of its Interactive Services businesses to benefit from the growth in online shopping and overall consumer acceptance of Internet commerce internationally and in the United States.

SHOPZILLA

Shopzilla is a network of online search and comparison shopping services that help consumers find and compare prices of millions of products that are offered for sale by thousands of retail merchants via the Internet.

Shopzilla network brands include Shopzilla.com, BizRate.com and LowPriceShopper.com in the United States; Shopzilla.co.uk and BizRate.co.uk in the United Kingdom; Shopzilla.fr and PrixMoinsCher.fr in France; and Shopzilla.de and SparDeinGeld.de in Germany. Shopzilla Web sites collectively attract 35 to 40 million unique visitors each month.

Shopzilla has established BizRate.com and Shopzilla.com as leading online search and comparison shopping Web sites by aggregating one of the Internet’s largest organized indexes of products and services. Shopzilla comparison shopping services are free to consumers who access the index via simplified, intuitively designed Internet pages that feature prominently displayed and easy-to-use search boxes. Shopzilla also operates a consumer feedback network within the BizRate brand that annually collects and publishes on its Web sites millions of consumer reviews of stores and products.

Shopzilla’s proprietary shopping search logic system and patented relevance function, ShopRank, make it possible for consumers to instantly obtain accurate search results for specific products and services. Search query results are organized and displayed on graphically designed, layered presentation pages that include product listings, images, comparative pricing information, links to online merchants and service providers and user-generated and professional product reviews. Search results also include merchant reliability rankings based on the shared experiences of Shopzilla users.

The index of products and services serves as the primary database for Shopzilla Web sites. The database is aggregated using a highly automated system for identifying products, building online catalogs and classifying and organizing product information feeds from merchants and service providers. Shopzilla builds advertising relationships with participating online merchants by providing them with a scalable, self-service sign-up process, an efficient cost-per-click pricing structure and a real-time reporting system that enables them to manage the return on the investment they are making to advertise on Shopzilla.

Shopzilla devotes considerable time and financial resources to continuously improving the user experience, the effectiveness of its proprietary search logic system for consumers and merchant advertisers, the design of its Web sites and the expansion of its searchable index of products and services.

USWITCH

uSwitch operates two Web sites – uSwitch.com and buy.co.uk – in the United Kingdom that were created to make it easy for consumers to shop for and compare prices on a range of home services, including gas, electricity, water, car insurance, home telephone, digital television, broadband, credit cards, personal loans, and secured loans.

The uSwitch business model capitalizes on growing consumer acceptance of broadband Internet services and growth in the comparison shopping and switching market in the U.K. uSwitch is the U.K.’s leading provider of energy-related price comparison and switching services, but also has completed multiple product launches in a diverse range of other vertical markets.

uSwitch derives revenue primarily from fees paid by service providers for consumer leads that are delivered via the Internet and converted into actual sales. The success of uSwitch is directly proportional to the number of leads directed to service providers that are converted into sales. The business closely monitors user traffic characteristics and conversion ratios.

Consumers who use uSwitch are presented with a continuously updated and proprietary dataset of information including prices and product characteristics, impartial content listings of industry suppliers, service ratings and customer advice. Consumers also are presented with online calculators and other personalization tools that are designed to help them evaluate purchase decisions. uSwitch Web sites feature simple, easy-to-use home pages with intuitive, prominently displayed search boxes. The Web site’s proprietary search algorithm enables consumers to quickly and easily identify and switch to service providers that offer the most economically advantageous rates, fees or costs.

User traffic at uSwitch is generated through a variety of marketing techniques, including offline advertising that builds brand awareness and encourages direct access by consumers to the uSwitch Web site. Search engine optimization, search engine marketing, personal e-mail alert services and contractual partnerships with affiliate Internet services featuring links to uSwitch Web sites also are employed to generate user traffic. uSwitch relies on effective and proactive public relations campaigns to generate general consumer interest in switching services.

The quality of the user experience at uSwitch relies on strong, contractual relationships the business has established with a diverse range of service providers and other strategic partners. uSwitch is not reliant on any single service provider in any of its product verticals. Suppliers provide continuously updated pricing and product information that serves as the primary database of information accessed by consumers. Fees are paid by suppliers on a cost-per-click and space-rental basis, and are dependant on the number of switches that are ultimately converted.

Employees

As of December 31, 2008, we had approximately 1,900 full-time equivalent employees, of whom approximately 1,450 were with Lifestyle Media and 400 with Interactive Services.

Item 1A.	Risk Factors

A number of significant risk factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements. The risk factors generally have been separated into three groups: (i) risks relating to the separation; (ii) risks relating to our common shares; and (iii) risks relating to our business. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each category of risk. The risks and uncertainties our company faces, however, are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks or uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common shares could decline.

Risks Relating to the Separation

We may not achieve the benefits expected from our separation from E. W. Scripps.

We expect that, as a stand-alone, independent public company, we will be able to design and implement corporate policies and strategies based primarily on the characteristics of our business, to focus our financial resources wholly on our own operations, and to implement and maintain a capital structure designed to meet our own specific needs. Nonetheless, we may not be able to achieve all or any of these benefits. Furthermore, by separating from E. W. Scripps there is a risk that we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of the current E. W. Scripps. As part of E. W. Scripps, we enjoyed certain benefits, including operating diversity, purchasing and borrowing leverage, and available capital for investments. These benefits may not be as readily achievable as a smaller, stand-alone company.

We may not achieve all the benefits of scale that the combined company achieved.

Our businesses were historically integrated with the other businesses of E. W. Scripps. We shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. We entered into short-term transition agreements that govern certain commercial and other relationships between us and E. W. Scripps after the separation. These temporary arrangements, which will end no later than the second anniversary of the distribution date, may not provide the same economic benefits our businesses have enjoyed by being integrated with the other businesses of E. W. Scripps. Additionally, the cost of performing certain functions and the cost of agreements negotiated with third parties after the temporary arrangements with E. W. Scripps terminate may be higher than the costs that would have been incurred as a combined company. The loss of these benefits of scale could have an adverse effect on our business, results of operations and financial condition following the completion of the separation.

If E. W. Scripps fails to perform under various transition agreements that were executed as part of the separation, we may incur operational difficulties and/or losses.

In connection with the separation, Scripps Networks Interactive and E. W. Scripps entered into various agreements, including a Separation and Distribution Agreement, a Tax Allocation Agreement, a Transition Services Agreement and an Employee Matters Agreement. The Separation and Distribution Agreement, Tax Allocation Agreement and Employee Matters Agreement determined the allocation of assets and liabilities between the companies following the separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The Transition Services Agreement provides for the performance of certain services by each company on the other company’s behalf for a period of time after the separation until both companies are capable of providing such services on their own. We will rely on E. W. Scripps to satisfy its performance and payment obligations under these agreements. If E. W. Scripps is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

The tax rules applicable to the separation could restrict us from engaging in certain corporate transactions for a period of time after the separation.

To preserve the tax-free treatment to E. W. Scripps of the distribution, under the Tax Allocation Agreement that we entered into with E. W. Scripps, for the two-year period following the distribution, we are subject to restrictions with respect to:

•	entering into any transaction pursuant to which all or a portion of our shares would be acquired, whether by merger or otherwise, unless certain tests are met;

•	issuing equity securities beyond certain thresholds;

•	repurchasing Scripps Networks Interactive common shares beyond certain thresholds;

•	ceasing to actively conduct the Scripps Networks Interactive business; and

•	taking any other action that prevents the spin-off and related transactions from being tax-free.

These restrictions could limit our ability to pursue strategic transactions or engage in new businesses or other transactions that might increase the value of our business.

In connection with the separation, E. W. Scripps will indemnify us for certain liabilities. There can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that E. W. Scripps’ ability to satisfy its indemnification obligations will not be impaired in the future.

Pursuant to the Separation and Distribution Agreement, E. W. Scripps agreed to indemnify us from certain liabilities with respect to events that took place prior to, on or after the distribution date relating to its business or for which it has otherwise retained responsibility in whole or in part. The potential liabilities subject to such indemnity from E. W. Scripps cannot be predicted or quantified, and such indemnification obligation of E. W. Scripps is not limited to any maximum amount. There can be no assurance that the indemnity from E. W. Scripps will be sufficient to protect us against the full amount of such liabilities, or that E. W. Scripps will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from E. W. Scripps any amounts for which we are held liable, we will be temporarily required to bear those losses ourselves until such recovery.

Until the Edward W. Scripps Trust terminates, our pension plan and the E. W. Scripps pension plan operate under a “controlled-group” status, potentially subjecting us to liability in the event that E. W. Scripps is unable to satisfy its long-term pension obligations.

Any of these circumstances could adversely affect our business, results of operations and financial condition.

Certain of our directors and officers may have actual or potential conflicts of interest because of their positions in Scripps Networks Interactive and E. W. Scripps and because of their share or option ownership in E. W. Scripps.

Three directors of Scripps Networks Interactive are also members of the E. W. Scripps Board of Directors. These directors are trustees of The Edward W. Scripps Trust. These common directors could create, or appear to create, potential conflicts of interest when Scripps Networks Interactive’s and E. W. Scripps’ management and directors face decisions that could have different implications for the two companies.

Also, because of their current or former positions with E. W. Scripps, most of the persons we expect to be our directors and executive officers own E. W. Scripps Class A Common Shares, options to purchase shares of E. W. Scripps Class A Common Shares or other equity awards. Following the distribution, these officers and directors may own E. W. Scripps Class A Common Shares. The individual holdings may be significant for some of these persons compared to their total assets. This ownership may create, or, may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for E. W. Scripps and Scripps Networks Interactive. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Scripps Networks Interactive and E. W. Scripps regarding the terms of the agreements governing the separation and the relationship thereafter between the companies. Potential conflicts of interest could also arise if Scripps Networks Interactive and E. W. Scripps enter into any commercial arrangements with each other in the future.

Risks Relating to Our Class A Common Shares

Common Voting Shares are principally held by The Edward W. Scripps Trust, and this could inhibit potential changes of control.

We have two classes of shares: Common Voting Shares and Class A Common Shares. Holders of Class A Common Shares are entitled to elect one-third of the board of directors, but are not permitted to vote on any other matters except as required by Ohio law. Holders of Common Voting Shares are entitled to elect the remainder of the Board and to vote on all other matters. The Edward W. Scripps Trust (“Trust”) holds approximately 88 percent of the Common Voting Shares. As a result, the Trust has the ability to elect two-thirds of the board of directors and to direct the outcome of any matter that does not require a vote of the Class A Common Shares. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business, the market price of our Class A Common Shares could be adversely affected.

Following termination of the Edward W. Scripps Trust, descendants of Edward W. Scripps will control us.

Certain descendants of Robert Paine Scripps who are beneficiaries of the Edward W. Scripps Trust and certain descendants of John P. Scripps are parties to an agreement (“Scripps Family Agreement”) to restrict the transfer and govern the voting of E. W. Scripps Common Voting Shares that such persons (and trusts of which they are trustees) may acquire or own at or after the termination of the Trust. This agreement has been amended to restrict the transfer and govern the voting of our Common Voting Shares that such persons and trusts may acquire or own at or after the termination of the Trust. E. W. Scripps is a party to the Scripps Family Agreement, and we have become a party thereto by executing the amendment. Our obligations under this agreement generally will relate to facilitating meetings of the signatories to the agreement to enable them to decide how to vote their shares at annual or special meetings of our shareholders. The Scripps Family Agreement facilitates the ability of its signatories to control us and E. W. Scripps following termination of the Trust.

Federal law and Federal Communications Commission (“FCC”) regulations applicable because of E. W. Scripps’ and Scripps Networks Interactive’s common directors and voting shareholders may limit Scripps Networks Interactive’s activities, including the ability to own or operate media properties it does not presently own or operate.

For FCC purposes, the common directors and five percent or greater voting shareholders of E. W. Scripps and Scripps Networks Interactive are deemed to hold attributable interests in each of the companies. As a result, the business and conduct of one company may have the effect of limiting the activities or strategic business alternatives available to the other company.

Risks Relating to Our Business

A wide range of factors could materially affect future developments and performance. The most significant factors affecting our operations include those listed below.

Changes in public and consumer tastes and preferences could reduce demand for our services and reduce profitability of our businesses.

Each of our businesses provides content and services whose success is primarily dependent upon acceptance by the public. We must consistently create and distribute offerings that appeal to the prevailing consumer tastes at any point in time. Audience preferences change frequently and it is a challenge to anticipate what content will be successful at any point. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions and the growing competition for consumer discretionary spending may also affect the audience for our content and services. If our Lifestyle Media businesses do not achieve sufficient consumer acceptance, our revenue from advertising sales, which are based in part on network ratings, may decline and adversely affect our profitability. If our Interactive Services businesses are unable to provide service and content popular with the public, traffic to the sites will decrease, which may result in a decrease in referral revenue and profitability.

If we are unable to maintain distribution agreements with cable and satellite distributors on acceptable terms, our revenues and profitability could be negatively affected.

We enter into long-term contracts for the distribution of our national television networks on cable and satellite television systems. Our long-term distribution arrangements enable us to reach a large percentage of cable and direct broadcast satellite households across the United States. As these contracts expire, we must renew or renegotiate them. If we are unable to renew them on acceptable terms, we may lose distribution rights.

The loss of a significant number of affiliation arrangements on basic programming tiers could reduce the distribution of our national television networks, thereby adversely affecting affiliate fee revenue, and potentially impacting our ability to sell advertising or the rates we charge for such advertising.

Networks that are carried on digital tiers are dependent upon the continued upgrade of cable systems to digital capability and the public’s continuing acceptance of, and willingness to pay for upgrades to digital cable as well as our ability to negotiate favorable carriage agreements on widely accepted digital tiers.

Consolidation among cable television system operators has given the largest cable and satellite television systems considerable leverage in their relationship with programmers. The two largest cable television system operators provide service to approximately 41 percent of households receiving cable or satellite television service today, while the two largest satellite television operators provide service to an additional 30 percent of such households.

Continued consolidation within the industry could reduce the number of distributors available to carry our programming, subject our affiliate fee revenue to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators.

Advertising and marketing spending by our customers is subject to seasonal and cyclical variations.

Revenues in our Lifestyle Media segment are influenced by advertiser demand and are generally higher in the second and fourth quarters due to the increased demand in the spring and holiday seasons. Referral fee revenues in our Interactive Services segment are highest in the fourth quarter primarily due to the increased online shopping activity during the holiday season. If a short-term negative impact on our business were to occur during a time of high seasonal demand, there could be a disproportionate effect on the operating results of that business for the year.

Our businesses face significant competitive pressures related to attracting consumers and advertisers, and failure by us to maintain our competitive advantage may affect the profitability of the businesses.

We face substantial competition in our Lifestyle Media and Interactive Services businesses from alternative providers of similar services. Our national television networks compete for viewers with other broadcast and national television networks as well as with home video products and Internet usage, and they compete for carriage of their programming with other programming providers. Additionally, our national television networks compete for advertising revenues with a variety of other media alternatives including other broadcast and national television networks, the Internet, newspapers, radio stations, and billboards. Our Lifestyle Media branded Web sites compete for visitors and advertising dollars with other forms of media aimed at attracting similar audiences and must maintain popular content in order to maintain and increase site traffic. Our Interactive Services businesses compete for marketing service revenues with other comparison shopping services, general search engines, and other providers of information on shopping and essential home services. Our ability to maintain our relationship with participating retailers and service providers is largely dependent on our ability to provide them a cost effective means of attracting customers. Competition in each of these areas may divert consumers from our services, which could reduce the profitability of our businesses.

Changes in consumer behavior resulting from new technologies and distribution platforms may impact the performance of our businesses.

We must adapt to advances in technologies and distribution platforms related to content transfer and storage to ensure that our content remains desirable and widely available to our audiences. The ability to anticipate and take advantage of new and future sources of revenue from technological developments will affect our ability to continue to increase our revenue and expand our business. Additionally, we must adapt to the changing consumer behavior driven by advances such as video-on-demand, devices providing consumers the ability to view content from remote locations, and general preferences for user-generated and interactive content. Changes of these types may impact our traditional distribution methods for our services and content. If we cannot ensure that our distribution methods and content are responsive to our target audiences, there could be a negative effect on our business.

Our Lifestyle Media business is subject to risks of adverse changes in laws and regulations, which could result in reduced distribution of certain of our national television networks.

Our programming services, and the distributors of the services, including cable operators, satellite operators and Internet companies, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations. For example, legislators and regulators continue to consider rules that would effectively require cable television operators to offer all programming on an à la carte basis (which would allow viewers to subscribe to individual networks rather than a package of channels) and/or require programmers to sell channels to distributors on an à la carte basis. Certain cable television operators and other distributors have already introduced tiers, or more targeted channel packages, to their customers that may or may not include some or all of our networks. The unbundling of program services at the retail and/or wholesale level could reduce distribution of certain of our program services, thereby leading to reduced viewership and increased marketing expenses, and could affect our ability to compete for or attract the same level of advertising dollars or distribution fees.

We purchase keyword advertising on general search engines to attract consumers to our interactive services web sites, and changes to our contracts with the search engines or the search engines’ practices could make it more difficult and/or costly to attract traffic to our sites.

We attract traffic to our Interactive Services Web sites through search results displayed by Google, Yahoo! and other popular general search engines. Search engines typically provide two types of search results, algorithmic listings and sponsored listings. We rely on both algorithmic and sponsored listings to attract consumers to our comparison shopping Internet sites.

Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed and controlled by the search engine. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. Modification of such algorithms may result in fewer consumers clicking through to our Internet sites.

We also rely on purchased listings to attract consumers to our Web sites. Many general search engines also operate Internet shopping services. Modification or termination of our contractual relationships with general search engines to purchase keyword advertising could result in fewer consumers clicking through to our Internet site. We may incur additional expenses to replace this traffic.

Approximately 40 percent of our 2008 referral fee revenue came from one general search engine and a change in this relationship could reduce the revenue of the business.

We are currently operating under an agreement with Google to participate in its sponsored links program. Under the agreement, we display listings from the search engine’s advertisers as a part of our service and we receive a share of the revenues earned by the search engine when consumers visit the advertisers’ Web sites. Our revenues could be negatively impacted if this agreement is not renewed upon expiration or if the agreement is not renewed on similar terms.

Changes in economic conditions in the United States, the regional economies in which we operate or in specific economic sectors could adversely affect the profitability of our businesses.

Approximately 80 percent of our revenues in 2008 were derived from marketing and advertising spending by businesses operating in the United States. Advertising and marketing spending is sensitive to economic conditions, and tends to decline in recessionary periods. A decline in economic conditions could reduce advertising prices and volume, resulting in a decrease in our advertising revenues. A decline in economic conditions could also impact consumer discretionary spending. Such a reduction in consumer spending may impact the volume of online shopping, which could adversely affect our comparison shopping businesses.

We may not be able to protect intellectual property rights upon which our business relies, and if we lose intellectual property protection, we may lose valuable assets.

Our business depends on our intellectual property, including internally developed technology, data resources and brand identification. We attempt to protect these intellectual property rights through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements. We also depend on our trade names and domain names. We file applications for patents, trademarks, and other intellectual property registrations, but we may not be granted such intellectual property protections. In addition, even if such registrations are issued, they may not fully protect all important aspects of our business and there is no guarantee that our business does not or will not infringe upon intellectual property rights of others. Furthermore, intellectual property laws vary from country to country, and it may be more difficult to protect and enforce our intellectual property rights in some foreign jurisdictions. In the future, we may need to litigate in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. This litigation could potentially be expensive and possibly divert the attention of our management.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our service, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. If we are unable to protect and enforce our intellectual property rights, then we may not realize the full value of these assets, and our business may suffer.

We may be subject to claims of infringement of third-party intellectual property rights, which could harm our business.

From time to time, third parties may assert against us or our customers alleged patent, copyright, trademark, or other intellectual property rights to technologies that are important to our business. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business. In addition, if we are unable to continue use of certain intellectual property rights, our revenue could be negatively impacted.

Our Interactive Services businesses are subject to online security risks, including security breaches and identity theft.

Our Interactive Services businesses transmit confidential information over public networks. A significant number of participating retailers authorize us to bill their credit cards directly for referrals provided to the retailer. Consumers switching essential home services provide sensitive personal data when completing contracts with the service providers. We rely upon encryptions and authentication technology provided by third parties to secure transmission of such confidential information.

Our Web site infrastructure is vulnerable to computer viruses and similar disruptions, and we may be subject to “denial-of-service” attacks that might make our Web sites unavailable for periods of time.

Recent turmoil in the financial markets may impede access to or increase the cost of financing our operations and investments.

U.S. and global credit and equity markets have recently undergone significant disruption, making it more difficult for many businesses to obtain financing on acceptable terms. If these conditions continue or worsen, our cost for borrowing for operations or investments may increase the cost of obtaining financing. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing.

We could suffer losses due to asset impairment charges.

We test our goodwill and intangible assets for impairment during the fourth quarter of every year and on an interim date should factors or indicators become apparent that would require an interim test, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). If the fair value of a reporting unit or an intangible asset is revised downward due to declines in business performance, impairment under FAS 142 could result and a non-cash charge could be required. This could materially affect our reported net earnings.

During the fourth quarter of 2008, we recorded a non-cash impairment charge to write-down the goodwill of our Shopzilla business to fair value which reduced net income by $244 million.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Lifestyle Media operates from an owned production and office facility in Knoxville. We also operate from a leased office facility in Knoxville and leased facilities in New York and Nashville. Substantially all equipment is owned by Lifestyle Media.

Interactive Services operates from leased facilities in Los Angeles and London, as well as separate leased co-location facilities in Los Angeles, Houston and Seattle. Substantially all of our equipment is owned by our Interactive Services’ businesses.

Our corporate office headquarters operate from a leased facility in Cincinnati.

Item 3.	Legal Proceedings

From time to time, the Company receives notices from third parties claiming that it infringes their intellectual property rights. Claims of intellectual property infringement could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. In addition, certain agreements entered into by the Company may require the Company to indemnify the other party for certain third-party intellectual property infringement claims, which could increase the Company’s damages and its costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time-consuming and costly.

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results. No current legal matters are expected to result in any material loss.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers of the Company - Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Kenneth W. Lowe	58	Chairman of the Board, President and Chief Executive Officer (since July 2008); President, Chief Executive Officer and Director, The E. W. Scripps Company (2000-2008)

Anatolio B. Cruz III	50	Executive Vice President, Chief Legal Officer and Corporate Secretary (since July 2008); Executive Vice President and General Counsel, The E. W. Scripps Company (2007-2008); Senior Vice President and General Counsel, The E. W. Scripps Company (2004 to 2007); Vice President, Deputy General Counsel and Assistant Secretary, BET Holdings, Inc. (1999 to 2004)

John F. Lansing	51	Executive Vice President (since July 2008); President, Scripps Networks, LLC (since January 2005); Senior Vice President/Scripps Networks, The E. W. Scripps Company (2006-2008); Senior Vice President/Television, The E. W. Scripps Company (2002 to 2005)

Joseph G. NeCastro	52	Executive Vice President and Chief Financial Officer (since July 2008); Executive Vice President and Chief Financial Officer, The E. W. Scripps Company (2006-2008); Senior Vice President and Chief Financial Officer, The E. W. Scripps Company (2002 to 2006)

Mark S. Hale	50	Senior Vice President, Technology Operations and Chief Technology Officer (since July 2008); Senior Vice President/Technology Operations, The E. W. Scripps Company (2006-2008); Vice President/Technology Operations, The E. W. Scripps Company (2005 to 2006); Executive Vice President of Scripps Networks, LLC (1998 to 2005)

Lori A. Hickok	45	Senior Vice President, Finance (since July 2008), Vice President and Controller, The E. W. Scripps Company (2002 to 2008)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “SNI.” As of December 31, 2008, there were approximately 37,600 owners of our Class A Common shares, based on security position listings, and 19 owners of our Common Voting shares (which do not have a public market).

The following table reflects the range of high and low selling prices of our common stock by quarterly period since our common stock began trading on the NYSE on June 12, 2008.

2008	High	Low
Second quarter *	$43.49	$38.00
Third quarter	$44.98	$34.88
Fourth quarter	$37.14	$20.00

*	Represents “when issued” trading on the NYSE for the period from June 12, 2008 through June 30, 2008 when our separation from E. W. Scripps was completed.

Under a share repurchase program authorized by the Board of Directors on July 29, 2008, we are authorized to repurchase up to 5 million Class A Common shares. We did not repurchase any Class A Common shares during 2008. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Dividends – Our Board of Directors declared quarterly cash dividends of 7.5 cents per share that were paid in the third and fourth quarters of 2008. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

Performance Graph – The following graph compares the cumulative total stockholder return on our Class A Common shares with the comparable cumulative return of the NYSE market index and an index based on a peer group of media companies for the period from June 12, 2008, the date our common shares began trading on the NYSE, to December 31, 2008. The performance graph assumes that the value of the investment in our common shares, the NYSE market index, and peer group of media companies was $100 on June 12, 2008 and that all dividends were reinvested.

The companies that comprise our peer group are Discovery Holding Company, The Walt Disney Company, Time Warner Inc., Viacom, Inc., and EBay.

The peer group index is weighted based on market capitalization.

Item 6.	Selected Financial Data

The Selected Financial Data required by this item is filed as part of this Form 10-K. See Index to Consolidated and Combined Financial Statement Information at page F-1 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations required by this item is filed as part of this Form 10-K. See Index to Consolidated and Combined Financial Statement Information at page F-1 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About

Market Risk

The market risk information required by this item is filed as part of this Form 10-K. See Index to Consolidated and Combined Financial Statement Information at page F-1 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated and Combined Financial Statement Information at page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Controls and Procedures required by this item are filed as part of this Form 10-K. See Index to Consolidated and Combined Financial Statement Information at page F-1 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Election of Directors” in our definitive proxy statement for the Annual Meeting of Shareholders (“Proxy Statement”). Information regarding Section 16(a) compliance is incorporated by reference to the material captioned “Report on Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement.

We have adopted a code of ethics that applies to all employees, officers and directors of SNI. We also have a code of ethics for the CEO and Senior Financial Officers. This code of ethics meets the requirements defined by Item 406 of Regulation S-K and the requirement of a code of business conduct and ethics under NYSE listing standards. Copies of our codes of ethics are posted on our Web site at www.scrippsnetworksinteractive.com.

Information regarding our audit committee financial expert is incorporated by reference to the material captioned “Corporate Governance” in the Proxy Statement.

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the material captioned “Compensation Discussion and Analysis” and “Executive Compensation Tables” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the material captioned “Report on the Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the materials captioned “Corporate Governance” and “Report on Related Party Transactions” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item  14 of Form 10-K is incorporated by reference to the material captioned “Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Supplemental Schedule

(a)	The consolidated and combined financial statements of SNI are filed as part of this Form 10-K. See Index to Consolidated and Combined Financial Statement Information at page F-1.

The report of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 2, 2009, are filed as part of this Form 10-K. See Index to Consolidated and Combined Financial Statement Information at page F-1.

(b)	The Company’s consolidated and combined supplemental schedules are filed as part of this Form 10-K. See Index to Consolidated and Combined Financial Statement Schedules at page S-1.

Exhibits

The information required by this item appears at page E-1 of this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: March 5, 2009	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 5, 2009.

Signature	Title

/s/ Kenneth W. Lowe Kenneth W. Lowe	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph G. NeCastro	Executive Vice President and Chief Financial Officer
Joseph G. NeCastro

/s/ John H. Burlingame	Director
John H. Burlingame

/s/ Michael R. Costa	Director
Michael R. Costa

/s/ David A. Galloway	Director
David A. Galloway

/s/ Jarl Mohn	Director
Jarl Mohn

/s/ Nicholas B. Paumgarten	Director
Nicholas B. Paumgarten

/s/ Mary Peirce	Director
Mary Peirce

/s/ Dale Pond	Director
Dale Pond

/s/ Jeffrey Sagansky	Director
Jeffrey Sagansky

/s/ Nackey E. Scagliotti	Director
Nackey E. Scagliotti

/s/ Ronald W. Tysoe	Director
Ronald W. Tysoe

Scripps Networks Interactive, Inc.

The selected consolidated and combined statements of operations data for the three years ended December 31, 2008 and the consolidated and combined balance sheet data at December 31, 2008 and 2007 should be read in conjunction with the audited financial statements and related “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and other financial information presented elsewhere in this annual report. The selected consolidated and combined statements of operations data for the years ended December 31, 2005 and 2004 and the consolidated and combined balance sheet data at December 31, 2006, 2005 and 2004 have been derived from financial statements contained in the Registration Statement filed on Form 10 that is not included herein.

Selected Financial Data

Five-Year Financial Highlights

(in millions, except per share data)
	2008	2007	2006 (3)	2005 (3)	2004 (3)
Summary of Operations
Operating revenues (1):
Lifestyle Media	$1,312	$1,185	$1,052	$903	$724
Interactive Services	278	256	271	99

Total operating revenues	$1,591	$1,441	$1,323	$1,002	$724

Segment profit (loss) (1)(2):
Lifestyle Media	$648	$605	$518	$414	$304
Interactive Services	68	40	68	28
Corporate	(49)	(35)	(33)	(25)	(19)

Total segment profit	$666	$610	$552	$417	$286

Income (loss) from continuing operations (4)	$24	$(130)	$234	$176	$119

Per Share Data
Income (loss) from continuing operations (4)	$.14	$(.80)	$1.43	$1.08	$.73

Cash dividends (5)	.15

Balance Sheet Data
Total assets	$1,773	$2,018	$2,385	$2,011	$1,454
Long-term debt (6)	80	503	765	824	531
Shareholders’ equity	$1,142	$1,013	$1,186	$797	$588

Certain amounts may not foot since each is rounded independently.

Notes to Selected Financial Data

The selected consolidated and combined statements of operations data for all periods prior to July 1, 2008 are presented on a carve-out basis and reflect the results of operations and financial position of our businesses when they were a part of The E. W. Scripps Company. Results for those periods include estimates of our portion of The E. W. Scripps Company’s corporate expenses. The financial information for those years do not reflect what our results of operations and financial position would have been had we been a separate, stand-alone publically-traded company.

(1)	Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with Financial Accounting Standard (“FAS”) No. 131 (“FAS 131”),”Disclosures About Segments of an Enterprise and Related Information”. See page F-8.

(2)	Segment profit is a supplemental non-GAAP financial measure. GAAP means generally accepted accounting principles in the United States. Our chief operating decision maker (as defined by FAS 131) evaluates the operating performance of our reportable segments and makes decisions about the allocation of resources to our reportable segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, impairment of goodwill and intangible assets, divested operating units, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Lifestyle Media segment profits include equity in earnings of affiliates. For a reconciliation of this financial measure to operating income see the table on page F-9.

(3)	We acquired uSwitch, a Web-based comparison shopping service that helps consumers compare prices and arrange for the purchase of a range of essential home services and personal finance products, in March of 2006. In June 2005, we acquired Shopzilla, a Web-based product comparison shopping service.

(4)	Operating results in 2008 include a non-cash charge to write-down the goodwill related to our Shopzilla business. Income from continuing operations was reduced $244 million, $1.49 per share. Operating results in 2007 reflect a non-cash charge of $411 million, including $312 million of nondeductible goodwill, to reduce the carrying value of our uSwitch business’ goodwill and intangible assets to their fair values. The charge decreased income from continuing operations by $382 million, $2.33 per share.

(5)	Our first dividend as a stand-alone public company was paid in the third quarter of 2008. Accordingly, there are no dividends reported for the first two quarters of 2008 or the prior year periods.

(6)	The E. W. Scripps Company utilized a centralized approach to cash management and financing of its operations. Based on the historical funding requirements of our company, specifically the costs to fund acquisitions, fund investments in programming and support the expansion of Scripps Networks Interactive businesses, all of E. W. Scripps’ consolidated third party debt was allocated to us for all periods prior to the July 1, 2008 separation date.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations is based upon the consolidated and combined financial statements and the notes thereto. You should read this discussion in conjunction with those financial statements.

Forward-Looking Statements

This discussion and the information contained in the notes to the consolidated and combined financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

Executive Overview

On July 1, 2008, Scripps Networks Interactive spun off from The E. W. Scripps Company (“E. W. Scripps”) and began operations as a separate publicly-traded company. Scripps Networks Interactive is a leading lifestyle content and Internet search company with respected, high-profile television and interactive brands.

We manage our operations through two reportable operating segments: (i) Lifestyle Media, which includes Home and Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living Network (“FLN”), Great American Country (“GAC”), a minority interest in Fox-BRV Southern Sports Holdings LLC, and SN Digital which includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food or shelter related categories such as RecipeZaar.com, HGTVPro.com and FrontDoor.com; and (ii) Interactive Services, which includes online comparison shopping and consumer information services, Shopzilla, BizRate and uSwitch.

HGTV and Food Network are the only television channels in the United States that dedicate their entire programming schedules to the shelter and food lifestyle content categories. Both networks are available in about 98 million television households, making them fully distributed along with other leading cable and direct-to-home programming services, and our Lifestyle Media branded Web sites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis. Shopzilla regularly ranks as one of the top comparison shopping Web sites in the United States and ranks among the country’s top 10 general retail sites.

Consolidated operating revenues for 2008 increased 10 percent to $1.59 billion compared with $1.44 billion for 2007. Despite a challenging economic environment, segment profit for 2008 was $666 million compared with $610 million for 2007, a 9 percent increase. Our consolidated results reflect strong growth at both our Lifestyle Media and Interactive Services businesses.

Lifestyle Media continued to demonstrate significant growth in 2008. Revenues in 2008 were up 11 percent year-over-year, led by the continuing success of our flagship networks, HGTV and Food Network, but also helped by double-digit revenue growth at both DIY and FLN. During the year we experienced positive audience trends, particularly at Food Network, which resulted in solid revenue and segment profit growth for 2008. Food Network is continuing to set records in terms of the size of its audience and the revenue it generates from advertisers. Prime time viewership and ratings and total-day viewership are all growing. Additionally, the demographics of the network is decidedly skewing younger. Our newer networks are also demonstrating success as they continue to broaden their distribution and are building solid audience bases. We are continuing to invest in new shows at DIY that leverage growing consumer interest in hands-on, home improvement programming. Viewership at DIY has nearly doubled. FLN became a Nielsen rated service in January 2009. We are continuing to redefine FLN with a growing schedule of original new shows that draw an engaged audience. DIY and FLN’s revenue grew 31 percent and 22 percent, respectively during 2008. Affiliate fee revenue also grew strongly reflecting general rate increases at HGTV and Food Network and solid subscriber growth at DIY and FLN. Revenue from our Lifestyle Media affiliated Web sites (SN Digital) increased 9 percent in 2008 compared with 2007 demonstrating the progress we are making toward our goal of becoming the leading interactive destination for all things food and shelter. Lifestyle Media continues to focus on driving ratings growth for all our national television networks through popular programming, expanding the distribution of our emerging networks, broadening our Internet-based offerings, and identifying opportunities to extend our nationally recognized brands to create new revenue streams.

        Our Interactive Services division also delivered improved results for 2008 compared with 2007. Revenue grew 9 percent to $278 million, while segment profit was $67.7 million compared with $39.8 million in 2007. Full year results, however, were held back by a soft fourth quarter in our Interactive Services division. Lower results in the fourth quarter were attributed to Shopzilla’s exposure to the flagging retail marketplace. In response to the changing competitive environment for online comparison shopping services, we decided to reposition our Shopzilla business within that marketplace for maximum long-term growth. The repositioning of Shopzilla will include transforming the existing business model to provide a better consumer experience. The change is driven by our conviction that the existing comparison shopping business model does not provide an enduring consumer proposition. The repositioning, coupled with Shopzilla’s exposure to the slowing retail market, has negatively impacted our near term operating outlook for the business. These changes to the near term outlook for Shopzilla resulted in a non-cash impairment charge of $244 million in the fourth quarter of 2008. In the near term, we expect operating results to remain under pressure as we execute the competitive repositioning of Shopzilla.

Increased energy switching activity during the first three quarters of 2008 and lower operating expenses at uSwitch drove improved results within that business. Additionally, Interactive Services’ segment profit was negatively impacted by about $15 million in 2007 for leadership transition costs incurred at Shopzilla and increased marketing expenses at uSwitch.

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

Note 2-Summary of Significant Accounting Policies to the consolidated and combined financial statements describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. We believe the following to be the most critical accounting policies, estimates and assumptions affecting our reported amounts and related disclosures.

Programs and Program Licenses – Production costs for programs produced by us or for us are capitalized as program assets. Such costs include direct costs, production overhead, development costs and acquired production costs. Capitalized program assets are amortized to expense over the estimated useful lives of the programs based on expected future cash flows. Estimated future cash flows can change based upon market acceptance, advertising and network affiliate fee rates, the number of cable and satellite television subscribers receiving our networks and program usage. Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to fair value may be required. Development costs for programs that we have determined will not be produced are written off.

Program licenses, which represent approximately five percent of our program assets, generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when the programs become available for broadcast. Program licenses are amortized based upon expected cash flows over the term of the license agreement.

Programs and program licenses are reviewed for impairment using a day-part methodology. A day-part is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. Our day-parts are: early morning, daytime, late night, and primetime. The net realizable value of programs and program licenses is calculated by estimating the planned future airings of a program and the related day-part in which it is aired to determine an estimate of the remaining revenues to be earned by the program. Estimates are based upon a program’s current ratings as well as assumptions about future market acceptance. If actual demand or market conditions are less favorable than our projections, programming cost write-downs may be required.

Revenue Recognition – Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. When a sales arrangement contains multiple elements, such as the sale of advertising and other services, revenue is allocated to each element based upon its relative fair value. Revenue is reported net of our remittance of sales taxes, value added taxes, and other taxes collected from our customers.

We have revenue recognition policies for our operating segments that are specific to the circumstances of each business. See Note 2-Summary of Significant Accounting Policies to the consolidated and combined financial statements for a summary of these revenue recognition policies.

Acquisitions – Financial Accounting Standards No. (“FAS”) 141, “Business Combinations”, (“FAS 141”) requires assets acquired and liabilities assumed in a business combination to be recorded at fair value. We generally determine fair values using comparisons to market transactions and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset and the expected period of time over which those cash flows will occur and to determine an appropriate discount rate. Changes in such estimates could affect the amounts allocated to individual identifiable assets. While we believe our assumptions are reasonable, if different assumptions were made, the amount allocated to intangible assets could differ substantially from the reported amounts.

Goodwill and Other Indefinite-Lived Intangible Assets – FAS 142 requires that goodwill for each reporting unit be tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. For purposes of performing the impairment test for goodwill, our reporting units are Lifestyle Media, Shopzilla and uSwitch. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

FAS 142 also requires us to compare the fair value of each indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

To determine the fair value of our reporting units and indefinite-lived intangible assets, we generally use market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset or business and the period of time over which those cash flows will occur and to determine an appropriate discount rate. Changes in our estimates and projections or changes in our established reporting units could materially affect the determination of fair value for each reporting unit.

Upon completing our impairment test in the fourth quarter of 2008, we determined that the goodwill recorded for our Shopzilla business was impaired. The impairment is attributed to the changing environment for online comparison shopping services and the subsequent repositioning of Shopzilla that adversely impacts our short-term forecast for Shopzilla’s future results.

We recorded an impairment in 2007 to write-down goodwill and intangible assets at our uSwitch business. The write-down was primarily attributed to lower energy switching activity at uSwitch. Due to our high concentration in the energy market, the decline in switching activity adversely impacted our forecast of uSwitch’s future results.

The fair value of our Lifestyle Media reporting segment substantially exceeds its recorded carrying value.

Finite-Lived Intangible Assets – In determining whether finite-lived intangible assets (e.g., customer lists, trade names, patents, technology, network distribution relationships) are impaired, FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), does not provide for an annual impairment test. Instead it requires that a triggering event occur before testing an asset for impairment. Such triggering events include the significant disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related asset. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of such asset exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale or there is an actively pursuing buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred and the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value.

Upon completing our impairment test in the fourth quarter of 2007, we determined that the carrying value of intangible assets at our uSwitch business exceeded their fair value. Accordingly our 2007 results include a write down of intangible assets totaling $99 million.

Income Taxes – We account for uncertain tax positions in accordance with FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated and combined financial statements.

We have deferred tax assets primarily related to state net operating loss carryforwards and capital loss carryforwards. We record a tax valuation allowance to reduce such deferred tax assets to the amount that is more likely than not to be realized. We consider ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period.

In 2007, we changed our estimate of the realizable value of certain uSwitch deferred tax assets. Our tax provision was increased $9.5 million. Modifications to our state tax filing positions in certain jurisdictions and changes in our estimates of unrealizable state operating loss carryforwards reduced the tax provision $15.8 million in 2006.

Pension Plans – The measurement of our pension obligations and related expense is dependent on a variety of estimates, including: discount rates; expected long-term rate of return on plan assets; expected increase in compensation levels; and employee turnover, mortality and retirement ages. We review these assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. In accordance with accounting principles generally accepted in the United States of America, the effects of these modifications are recorded currently or amortized over future periods. We consider the most critical of our pension estimates to be our discount rate and the expected long-term rate of return on plan assets.

The discount rate used to determine our future pension obligations is based upon a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The rate is determined each year at the plan measurement date and affects the succeeding year’s pension cost. Our discount rate was 6.25 percent at both December 31, 2008 and 2007. Discount rates can change from year to year based on economic conditions that impact corporate bond yields. A decrease in the discount rate increases pension expense. A 0.5 percent change in the discount rate as of December 31, 2008, to either 5.75 percent or 6.75 percent, would increase or decrease our pension obligations as of December 31, 2008, by approximately $4.8 million and increase or decrease 2008 pension expense by approximately $1.0 million.

The expected long-term rate of return on plan assets is based primarily upon the target asset allocation for plan assets and capital markets forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compound rate of return on plan assets for 10- and 15-year periods. At December 31, 2008, the expected long-term rate of return on plan assets was 7.5 percent. A decrease in the expected rate of return on plan assets increases pension expense. A 0.5 percent change in the expected long-term rate of return on plan assets, to either 7.0 percent or 8.0 percent, would increase or decrease our 2008 pension expense by approximately $0.1 million.

We had cumulative unrecognized actuarial losses for our pension plans of $15 million at December 31, 2008. Unrealized actuarial gains and losses result from deferred recognition of differences between our actuarial assumptions and actual results. In 2008, we had an actuarial loss of $1.0 million that was attributed to losses from our pension plan assets. These plan asset losses were offset by gains resulting from a reduction in the salary increase assumption. The cumulative unrecognized net loss is primarily due to declines in corporate bond yields and the unfavorable performance of the equity markets between 2000 and 2002. Amortization of unrecognized actuarial losses may result in an increase in our pension expense in future periods. Based on our current assumptions, we anticipate that 2009 pension expense will include $1.3 million in amortization of unrecognized actuarial losses.

Accounting Changes and Recently Issued Accounting Standards

Accounting Changes

During 2006 we adopted FAS No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”). FAS 158 required us to recognize over- or under-funded status of each of our pension and postretirement plans in the consolidated and combined balance sheets. The standard did not change the manner in which plan liabilities or periodic expense are measured. Changes in the funded status of the plans resulting from unrecognized prior service costs and credits and unrecognized actuarial gains and losses are recorded as a component of other comprehensive income within shareholders’ equity. The initial recognition of this standard in 2006 resulted in a decrease to shareholders’ equity of $0.6 million, which was net of a deferred income tax effect of $0.3 million.

In 2006, the FASB issued FIN 48, which clarified the accounting for tax positions recognized in the financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption of FIN 48 as of January 1, 2007 reduced shareholders’ equity $29.7 million.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements (“FAS 157”)”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”) which delayed the effective date of FAS 157 for non-financial assets and liabilities, except for those that are recognized at fair value in the financial statements on a recurring basis, until January 1, 2009. Under the provisions of the FSP 157-2, we delayed the adoption of FAS 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The adoption of FAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 were effective at the beginning of our 2008 fiscal year and had no impact on our financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. FAS 141(R) also establishes expanded disclosure requirements for business combinations. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The statement will be applied prospectively to business combinations that occur subsequent to our January 1, 2009 effective date except for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. FAS 141(R) amends FAS 109, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).

        In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. FAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. FAS 160 is effective for our 2009 fiscal year. Upon adoption of FAS 160, we will be required to report our noncontrolling interests (minority interest liability) as a separate component of shareholders’ equity. We will also be required to present net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in our statements of operations. Currently, noncontrolling interests are reported between liabilities and shareholders’ equity in our balance sheets and the related income attributable to minority interests is reflected as an expense in arriving at net income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 are to be applied prospectively.

FSP 142-3: In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect that the adoption of FSP 142-3 will have a material impact on our financial statements.

FSP EITF 03-6-1: In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing Earnings Per Share (“EPS”) under the two-class method as described in FAS 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for us on January 1, 2009, and prior-period EPS data would be adjusted retrospectively. We do not expect that the adoption of FSP EITF 03-6-1 will have a material impact on our financial statements.

Results of Operations

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments, although the competitive landscape in both segments is affected by multiple media platforms competing for consumers and advertising dollars. In our Lifestyle Media division, we need to continue to create popular programming that resonates across a variety of demographic groups, develop new brands and find additional channels through which we can capitalize on the recognition of our existing brands and distribute our lifestyle-related content. In the Interactive Services division we must continually find ways to attract and monetize traffic to our sites, both by making changes to enhance the consumer experience and by finding ways to efficiently attract traffic. We believe the following discussion of our consolidated and combined results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-8 through F-11.

Consolidated and Combined Results of Operations – Results of operations were as follows:

	For the years ended December 31,
(in thousands)	2008	Change	2007	Change	2006
Operating revenues	$1,590,637	10.4%	$1,441,265	8.9%	$1,323,469
Costs and expenses	(940,070)	10.7%	(849,109)	8.2%	(784,776)
Depreciation and amortization of intangible assets	(73,937)	(14.7)%	(86,694)	22.6%	(70,705)
Write-down of goodwill and other intangible assets	(243,700)		(411,006)
Losses on disposal of PP&E	(788)	14.7%	(687)	21.8%	(564)

Operating income	332,142		93,769	(79.9)%	467,424
Interest expense	(14,207)	(61.4)%	(36,770)	(32.0)%	(54,045)
Equity in earnings of affiliates	15,498	(12.0)%	17,603	31.6%	13,378
Gains (losses) on repurchases of debt	(26,380)		1,245		435
Miscellaneous, net	2,266	(16.3)%	2,706		261

Income from continuing operations before income taxes and minority interests	309,319		78,553	(81.6)%	427,453
Provision for income taxes	(193,371)	53.0%	(126,387)	4.6%	(120,877)

Income (loss) from continuing operations before minority interests	115,948		(47,834)		306,576
Minority interests	(92,391)	11.9%	(82,534)	13.4%	(72,796)

Income (loss) from continuing operations	23,557		(130,368)		233,780

Income (loss) from discontinued operations, net of tax			3,961		(41,856)

Net income (loss)	$23,557		$(126,407)		$191,924

Continuing Operations

2008 compared with 2007

The increase in operating revenues in 2008 compared with 2007 was primarily attributed to growth in advertising sales and affiliate fee revenue at our national television networks. The increase in advertising sales at Lifestyle Media continues to reflect the improved audience viewership at HGTV and Food Network.

The increase in costs and expenses during 2008 was primarily attributed to the strategic investment in our interactive lifestyle businesses (SN Digital) and continuing to invest in the improved quality and variety of programming at our national networks. Lower costs and expenses at our Interactive Services division partially offset the increase at Lifestyle Media. Interactive Services’ costs and expenses in 2007 include approximately $17 million of costs attributed to both a leadership transition at Shopzilla and increased marketing expenses at uSwitch.

The decrease in depreciation and amortization was primarily attributed to the write-down of uSwitch’s intangible assets during the fourth quarter of 2007, which resulted in lower amortization expense during 2008.

In conjunction with our annual impairment tests of goodwill and intangible assets, we recorded a goodwill impairment charge of $244 million for our Shopzilla business during 2008 and recorded a $411 million impairment charge on goodwill and intangible assets for our uSwitch business in 2007.

Interest expense decreased in 2008 compared with 2007 due to lower average debt levels. The average balance of outstanding borrowings during 2008 was $372 million at an average rate of 3.2 percent compared with $649 million at an average rate of 5.0 percent in 2007.

In the second quarter of 2008, E. W. Scripps redeemed their outstanding notes which were previously allocated to us in our consolidated and combined financial statements. The associated loss on extinguishment of $26.4 million from such redemption has been allocated to us in our statement of operations.

Our effective tax rate was 62.5 percent in 2008 and 160.9 percent in 2007. The effective tax rate in both 2008 and 2007 was impacted by charges incurred in the financial statements that were not deductible for income tax purposes. In 2008, the impairment charge recorded for the write-down of Shopzilla’s goodwill and the allocated loss on extinguishment of debt were not deductible for income tax purposes. In 2007, $312 million of the uSwitch goodwill write-off was not deductible for income taxes.

Our effective income tax rate is also affected by the growing profitability of Food Network. Food Network is operated pursuant to the terms of a general partnership, in which we own an approximate 69 percent residual interest. Income taxes on partnership income accrue to the individual partners. While the income before income tax reported in our financial statements includes all of the income before tax of the partnership, our income tax provision does not include income taxes on the portion of Food Network income that is attributable to the non-controlling interest.

Minority interest increased year-over-year due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership.

2007 compared with 2006

Operating revenues were up 8.9 percent in 2007 compared with 2006. Increases in revenues at our national television networks were partially offset by lower revenues in our online comparison shopping businesses. Increases in advertising revenues, both on television and the Internet, and higher affiliate fee revenue contributed to the increase in revenues at our Lifestyle Media division. Declines in revenues at our Interactive Services businesses were primarily attributed to reduced online energy switching activity at uSwitch and lower referral fee revenue at Shopzilla.

Costs and expenses in 2007 were primarily impacted by the expanded hours of original programming at our national networks and costs related to the leadership transition at Shopzilla.

Depreciation from capitalized software development costs at our Interactive Services businesses contributed to the increase in depreciation and amortization. Additionally, we wrote down intangible assets $5.2 million as a result of changes to the terms of a distribution agreement at our Shopzilla business in 2007.

In conjunction with our annual impairment test of goodwill and intangible assets, we determined that the carrying value of our uSwitch business exceeded its fair value. Accordingly, our 2007 results include a write-down of goodwill and other intangible assets totaling $411 million.

Interest expense decreased in 2007 compared with 2006 due to lower average debt levels. The average balance of outstanding borrowings was $649 million at an average rate of 5.0 percent in 2007 and $946 million at an average rate of 5.1 percent in 2006.

Our effective tax rate was 160.9 percent in 2007 and 28.3 percent in 2006. The increase in the effective tax rate is primarily the result of the $312 million write-off of uSwitch goodwill in 2007, which was not deductible for income tax purposes. Additionally, our effective income tax rate is affected by the growing profitability of Food Network and the portion of Food Network income that is attributed to the non-controlling interest.

Minority interest increased year-over-year due to the increased profitability of the Food Network.

Business Segment Results – As discussed in Note 19-Segment Information to the consolidated and combined financial statements, our chief operating decision maker (as defined by FAS 131) evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the consolidated and combined financial statements is as follows:

	For the years ended December 31,
(in thousands)	2008	Change	2007	Change	2006
Segment operating revenue:
Lifestyle Media	$1,312,313	10.8%	$1,184,901	12.6%	$1,052,403
Interactive Services	278,407	8.6%	256,364	(5.4)%	271,066
Corporate	86
Intersegment eliminations	(169)

Total operating revenues	$1,590,637	10.4%	$1,441,265	8.9%	$1,323,469

Segment profit (loss):
Lifestyle Media	$647,557	7.0%	$605,014	16.9%	$517,572
Interactive Services	67,686	70.3%	39,751	(41.3)%	67,688
Corporate	(49,178)	40.5%	(35,006)	5.5%	(33,189)

Total segment profit	666,065	9.2%	609,759	10.4%	552,071
Depreciation and amortization of intangible assets	(73,937)		(86,694)		(70,705)
Write-down of goodwill and other intangible assets	(243,700)		(411,006)
Losses on disposal of PP&E	(788)		(687)		(564)
Interest expense	(14,207)		(36,770)		(54,045)
Gains (losses) on repurchases of debt	(26,380)		1,245		435
Miscellaneous, net	2,266		2,706		261

Income from continuing operations before income taxes and minority interests	$309,319		$78,553		$427,453

Corporate costs for the first six months of 2008 and the full-year periods of 2007 and 2006 reflect an estimate of SNI’s portion of E. W. Scripps Company’s corporate expenses. Such estimates are not necessarily representative of our costs as a stand-alone, publically-traded company. In addition, 2008 corporate costs include a $4.9 million charge related to the modification of stock-based awards and also includes $3.8 million of other costs incurred in connection with the separation of the Company from E. W. Scripps.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America for each business segment was as follows:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Operating income	$332,142	$93,769	$467,424

Equity in earnings of affiliates:
Lifestyle Media	15,498	17,603	13,378

Depreciation and amortization:
Lifestyle Media	28,309	23,192	19,993
Interactive Services	45,369	62,500	49,601
Corporate	259	1,002	1,111

Losses (gains) on disposal of PP&E:
Lifestyle Media	721	172	557
Interactive Services	(3)	516	5
Corporate	70	(1)	2

Write-down of goodwill and other intangible assets	243,700	411,006

Total segment profit	$666,065	$609,759	$552,071

Lifestyle Media – Lifestyle Media includes five national television networks, Internet businesses and other electronic content services primarily in the United States. Lifestyle Media also includes a 7.25% interest in FOX-BRV Southern Sports Holdings, which comprises the Sports South and Fox Sports Net South regional television networks. Our networks also operate domestically and internationally through licensing agreements and joint ventures with other entities. We own approximately 69% of Food Network and approximately 94% of FLN.

Our Lifestyle Media division earns revenue primarily from the sale of advertising time in our national television networks’ programming, affiliate fees paid by cable and satellite television operators that carry our network programming, the licensing of its content to third parties, the licensing of its brands for consumer products such as books and kitchenware, and from the sale of advertising on our Lifestyle Media affiliated Web sites (SN Digital). Employee costs and programming costs are Lifestyle Media’s primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Lifestyle Media were as follows:

	For the years ended December 31,
(in thousands)	2008	Change	2007	Change	2006
Segment operating revenues:
Advertising	$1,005,330	8.3%	$928,221	11.1%	$835,848
Network affiliate fees, net	277,370	17.9%	235,248	20.8%	194,662
Other	29,613	38.2%	21,432	(2.1)%	21,893

Total segment operating revenues	1,312,313	10.8%	1,184,901	12.6%	1,052,403

Segment costs and expenses:
Employee compensation and benefits	173,667	18.5%	146,576	15.0%	127,510
Programs and program licenses	279,767	16.9%	239,343	22.1%	196,052
Other segment costs and expenses	226,820	7.2%	211,571	(5.8)%	224,647

Total segment costs and expenses	680,254	13.9%	597,490	9.0%	548,209

Segment profit before joint ventures	632,059	7.6%	587,411	16.5%	504,194
Equity in income of joint ventures	15,498	(12.0)%	17,603	31.6%	13,378

Segment profit	$647,557	7.0%	$605,014	16.9%	$517,572

Supplemental Information:

Billed network affiliate fees	$308,456		$255,874		$211,579

Program payments	280,893		291,713		287,494

Depreciation and amortization	28,309		23,192		19,993

Capital expenditures	57,074		35,306		17,579

Advertising revenues increased due to continued success of our flagship networks, HGTV and Food, as well as double-digit revenue growth at DIY and FLN. Improved ratings and viewership, particularly at Food Network, and also strong pricing in the scatter advertising market during the first half of the year contributed to the increases in advertising revenues during 2008 compared with 2007.

Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. The increase in network affiliate fees over each of the last three years reflects both scheduled rate increases and wider distribution of the networks.

Increased revenue from SN Digital also contributed to the year-over-year increases in operating revenues in both 2008 and 2007. SN Digital’s revenues were $81.9 million in 2008, $75.4 million in 2007, and $66.2 million in 2006.

Employee compensation and benefits in 2008 and 2007 increased year-over-year compared with the previous period due to the hiring of additional employees to support the growth of Lifestyle Media, particularly related to our SN Digital growth initiative in 2008. Employee compensation and benefit costs in 2008 also include $4.4 million of employee severance costs.

Programs and program licenses increased due to the improved quality and variety of programming, and higher costs attributed to investing in high-definition programming.

Capital expenditures for each year reported include the costs related to the expansion of Lifestyle Media’s headquarters in Knoxville, Tennessee.

Supplemental financial information for Lifestyle Media is as follows:

	For the years ended December 31,
(in thousands)	2008	Change	2007	Change	2006
Operating revenues:
HGTV	$596,584	8.5%	$549,641	12.2%	$489,945
Food Network	485,914	11.4%	436,354	9.7%	397,683
DIY	64,005	30.9%	48,879	12.3%	43,535
FLN	52,464	21.8%	43,061	20.2%	35,826
GAC	25,175	2.8%	24,496	25.4%	19,539
SN Digital	81,894	8.6%	75,410	13.9%	66,186
Other / eliminations	6,277	(11.1)%	7,060		(311)

Total segment operating revenues	$1,312,313	10.8%	$1,184,901	12.6%	$1,052,403

Homes reached in December (1):
HGTV	97,700	2.0%	95,800	5.0%	91,200
Food Network	97,900	2.2%	95,800	5.2%	91,100
DIY	49,400	5.3%	46,900	11.1%	42,200
FLN	53,900	8.0%	49,900	17.7%	42,400
GAC	55,100	3.8%	53,100	14.9%	46,200

(1)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of FLN which is not yet rated by Nielsen and represent comparable amounts estimated by us.

Interactive Services – Interactive Services includes our online comparison shopping services, Shopzilla, BizRate and uSwitch.

Shopzilla and BizRate are product comparison shopping services that help consumers find products offered for sale on the Web by online retailers. Shopzilla and BizRate also operate a Web-based consumer feedback network that collects millions of consumer reviews of stores and products each year.

We acquired uSwitch on March 16, 2006. uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers and personal finance products primarily in the United Kingdom.

Our Interactive Services businesses earn revenue primarily from referral fees and commissions paid by participating online retailers and service providers.

Financial information for Interactive Services is as follows:

	For the years ended December 31,
(in thousands)	2008	Change	2007	Change	2006
Segment operating revenues	$278,407	8.6%	$256,364	(5.4)%	$271,066

Segment costs and expenses:
Employee compensation and benefits	60,590	(13.9)%	70,353	31.0%	53,695
Marketing and advertising	128,330	4.2%	123,132	(2.5)%	126,302
Other segment costs and expenses	21,801	(5.7)%	23,128	(1.1)%	23,381

Total segment costs and expenses	210,721	(2.7)%	216,613	6.5%	203,378

Segment profit	$67,686	70.3%	$39,751	(41.3)%	$67,688

Supplemental Information:

Depreciation and amortization	$45,369		$62,500		$49,601

Write-down of goodwill and other intangible assets	243,700		411,006

Capital expenditures	20,684		35,564		21,534

Business acquisitions and other additions to long-lived assets					372,157

On a pro forma basis, operating revenues would have been $281.3 million in 2006 assuming we had owned uSwitch for the entire year.

Improved results at Shopzilla and uSwitch contributed to a 17 percent increase in Interactive Services’ operating revenues for the first three quarters of 2008 compared with 2007. The increase in Shopzilla’s operating revenues was attributed to growth in revenues from Western European markets and Shopzilla’s effectiveness in increasing and monetizing user traffic. uSwitch’s operating revenues benefited from an increase in volatility in the energy markets which correlated to an increase in switching activity. These revenue increases were partially offset by an 11 percent decrease in Interactive Services’ operating revenues in the fourth quarter of 2008 compared with 2007. Shopzilla’s revenues were impacted by the downturn in the economy and its related impact on the retail marketplace.

Operating revenues in 2007 compared with 2006 were affected by changing market conditions within our Shopzilla and uSwitch businesses. Lower energy prices in the United Kingdom resulted in lower switching activity and revenue at uSwitch, and competitive changes in comparison shopping made it more costly to acquire and monetize traffic at Shopzilla.

Segment profit in 2007 was impacted by $10 million of costs that were incurred in the first quarter to build brand awareness for uSwitch and $7 million of costs incurred related to a management transition at Shopzilla.

In the fourth quarter of 2008, we recorded a goodwill impairment charge of $244 million for our Shopzilla business. The write-down is a function of both the changing competitive environment for online comparison shopping services and our subsequent decision to reposition Shopzilla within that marketplace for maximum long-term growth. The repositioning, which involves some meaningful changes in our existing business model, coupled with Shopzilla’s exposure to the slowing retail market have negatively impacted our near term operating outlook for the business. We expect operating results to remain under pressure as we execute the competitive repositioning of Shopzilla.

Our 2007 results include a write-down of goodwill and other intangible assets at our uSwitch business that totaled $411 million. Despite efforts to grow revenue from service categories other than energy, uSwitch’s 2007 revenues continued to be highly concentrated in energy related switches. The general decline in energy switching activity at uSwitch in 2007 and the correlating negative impact this decline was expected to have on uSwitch’s future results impacted the fair value calculation for our uSwitch business.

Capital expenditures primarily relate to capitalized software development costs.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80 percent of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Net cash provided by continuing operating activities	$550,108	$383,221	$293,143
Net cash provided by discontinued operations		44,225	95,218
Dividends paid, including to minority interests	(107,211)	(62,968)	(38,157)
Employee stock option proceeds	5,873
Other financing activities	(685)
Change in parent company investment, net	93,958	(3,557)	136,517

Cash flow available for acquisitions, investments, debt repayment	$542,043	$360,921	$486,721

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$(15,702)	$(29,880)	$(372,157)
Capital expenditures	(77,436)	(73,093)	(40,417)
Other investing activity	1,312	(242)	(98)
Premium payment on repurchases of debt	(22,517)
Decrease in long-term debt, net	(426,303)	(261,282)	(59,611)

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, and repay debt. Net cash provided by operating activities has increased year-over-year due to the improved operating performance of our business segments. We expect cash flow from operating activities in 2009 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our business.

In July 2007, we reached agreements to acquire the Web sites Recipezaar.com and Pickle.com for total cash consideration of approximately $30 million.

On April 24, 2007, we completed the sale of two Shop At Home-affiliated television stations located in Lawrence, MA, and Bridgeport, CT, which provided cash consideration of approximately $61 million.

In 2006, we completed the sale of three Shop At Home-affiliated television stations located in San Francisco, CA, Canton, OH and Wilson, NC for cash consideration of $109 million.

In 2006, we sold certain assets of our Shop At Home business for cash consideration of approximately $17 million. Cash expenditures associated with the termination of long-term agreements and employee termination benefits at Shop At Home totaled approximately $15 million in 2006.

In March 2006, we acquired 100% of the common stock of uSwitch for approximately $372 million, net of cash and short-term investments acquired.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. We borrowed $325 million under the credit facility on June 30, 2008. Utilizing existing cash on hand and the proceeds from these borrowings, we paid a dividend of $430 million to E. W. Scripps prior to the consummation of the spin-off. During 2008, payments on long-term debt reduced the aggregate borrowings under the credit facility to $80 million.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interests were $82.7 million in 2008, $63.0 million in 2007 and $38.2 million in 2006.

During 2008, our pension assets decreased in fair value. While we currently expect to provide required funding of approximately $0.8 million during 2009, market results can change this amount over time. We also may make additional discretionary contributions depending on the cash needs of current business activities.

Management does not believe that the costs associated with the Transition Services Agreement and Employee Matters Agreement with E. W. Scripps will have a material impact on the future results of operations, financial condition or liquidity. We incurred expenses of $5.5 million and recorded income of $1.7 million under the Transition Services Agreement in the first six months after the Separation (see Note 17—Related Party Transactions). The general terms of the Tax Allocation Agreement between us and The E. W. Scripps Company, provides that each company is responsible for income taxes for periods before the spin-off as it relates to their respective businesses. In connection with year-end analysis of our tax accounts, determination was made that we owe payment to E. W. Scripps for tax related matters totaling $13.5 million. We paid this amount to E. W. Scripps in the first quarter of 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative instruments; and obligations under material variable interests.

We may use derivative financial instruments to manage exposure to interest rate and foreign exchange rate fluctuations. We held no interest rate or foreign currency derivative financial instruments at December 31, 2008.

We have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Our contractual obligations under certain contracts are included in the following table.

Contractual Obligations

A summary of our contractual cash commitments, as of December 31, 2008, is as follows:

(in thousands)	Less than 1 Year	Years 2 & 3	Years 4 & 5	Over 5 Years	Total
Long-term debt:
Principal amounts			$80,000		$80,000
Interest on long-term debt	$556	$1,112	834		2,502

Network launch incentives:
Network launch incentive offers accepted	9,262	992			10,254
Incentives offered to cable television systems	2,079	2,130			4,209

Programming:
Available for broadcast	15,240				15,240
Not yet available for broadcast	57,535	26,874	228		84,637

Employee compensation and benefits:
Deferred compensation and benefits	1,248	2,496	2,496	$4,822	11,062
Employment and talent contracts	22,444	13,219	535		36,198

Operating leases:
Noncancelable	15,760	26,703	26,407	45,529	114,399
Cancelable	4,720	4,631	2,741	4,103	16,195

Pension obligations:
Minimum pension funding	1,055	890	1,595	7,727	11,267

Other commitments:
Distribution agreements	8,734	9,500	3,500	1,313	23,047
Satellite transmission	10,286	18,991	18,207	46,031	93,515
Noncancelable purchase and service commitments	5,721	2,088	1,492		9,301
Other purchase and service commitments	69,777	19,788	4,760	52	94,377

Total contractual cash obligations	$224,417	$129,414	$142,795	$109,577	$606,203

In the ordinary course of business we enter into long-term contracts to obtain distribution of our networks, to license or produce programming, to secure on-air talent, to lease office space and equipment, to obtain satellite transmission rights, and to purchase other goods and services.

Long-Term Debt – Principal payments include the repayment of our outstanding variable-rate credit facility assuming repayment will occur upon the expiration of the facility in June 2013.

Interest payments on our variable-rate credit facility assume that the outstanding balance on the facility and the related variable interest rates remain unchanged until the expiration of the facilities in June 2013.

Network Launch Incentives – We may offer incentives to cable and satellite television systems in exchange for long-term contracts to distribute our networks. Such incentives may be in the form of cash payments or an initial period in which the payment of affiliate fees is waived. We become obligated for such incentives at the time a cable or satellite television system launches our programming.

Amounts included in the above table for network launch incentive offers accepted by cable and satellite television systems include both amounts due to systems that have launched our networks and estimated incentives due to systems that have agreed to launch our networks in future periods.

We have offered launch incentives to cable and satellite television systems that have not yet agreed to carry our networks. Such offers generally expire if the system does not launch our programming by a specified date. We expect to make additional launch incentive offers to cable and satellite television systems to expand the distribution of our networks.

Programming – Program licenses generally require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. If the programs are not produced, our commitments would generally expire without obligation.

We also enter into contracts with certain independent producers for the production of programming that airs on our national television networks. Production contracts generally require us to purchase a specified number of episodes of the program.

We expect to enter into additional program licenses and production contracts to meet our future programming needs.

Talent Contracts – We secure on-air talent for our national television networks through multi-year talent agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our employment and talent contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual commitments table.

Operating Leases – We obtain certain office space under multi-year lease agreements. Leases for office space are generally not cancelable prior to their expiration.

Leases for operating and office equipment are generally cancelable by either party on 30 to 90 day notice. However, we expect such contracts will remain in force throughout the terms of the leases. The amounts included in the table above represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration.

We expect our operating leases will be renewed or replaced with similar agreements upon their expiration.

Pension Funding – We sponsor a qualified defined benefit pension plan that covers substantially all employees. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”).

Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans in 2009 and estimated benefit payments for our unfunded non-qualified SERP plan. Estimated payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the over 5 years column include estimated payments for the periods of 2014-2018. While benefit payments under these plans are expected to continue beyond 2018, we believe it is not practicable to estimate payments beyond this period.

Income Tax Obligations – The contractual obligations table does not include any reserves for income taxes recognized under FIN 48 due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2008, our reserves for income taxes totaled $46.0 million which is reflected in other liabilities in our consolidated and combined balance sheets. (See Note 6-Income Taxes to the consolidated and combined financial statements for additional information on income taxes).

Purchase Commitments – We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2008. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Redemption of Non-controlling Interests in Subsidiary Companies – The minority owner of FLN has the right to require us to repurchase its interest. The minority owner will receive fair market value for its interest at the time its option is exercised.

The Food Network general partnership agreement is due to expire on December 31, 2012, unless amended or extended prior to that date. In the event of such expiration, the assets of the partnership are to be liquidated and distributed to the partners in proportion to their partnership interests.

The table of contractual commitments does not include amounts for the repurchase of minority interests in FLN or Food Network.

Quantitative and Qualitative Disclosures about Market Risk

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes and foreign currency fluctuations.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs.

We are subject to interest rate risk associated with our credit facility as borrowings are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of our financing needs. Assuming our borrowings were to remain at $80.0 million for twelve months with a weighted-average interest rate of 3.2 percent, a quarter point change in interest rates would result in a $0.2 million change in annual interest expense.

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies. Included in shareholders’ equity is $42.2 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the U.S. dollar relative to the British pound from our March 2006 acquisition of uSwitch through December 2007.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at December 31, 2008.

Controls and Procedures

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

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered independent public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly established public companies. Beginning with our annual report for our fiscal year ending December 31, 2009, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report by our management on our internal controls over financial reporting. This report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls are effective. Our annual report for fiscal year ending 2009 must also contain a statement that our independent auditors have issued an attestation report on the effectiveness of our internal controls.

In connection with our spin-off from E. W. Scripps on July 1, 2008, responsibility for all corporate accounting, finance and internal audit functions of our Company was transferred from personnel at E. W. Scripps to our corporate personnel. The Company has created our own functions, or engaged third parties to provide these functions, to replace those previously performed by E. W. Scripps. These changes, although significant, are not likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Scripps Networks Interactive, Inc.

We have audited the accompanying consolidated and combined balance sheets of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated and combined statements of operations, comprehensive income and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule at Page S-2. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated and combined financial statements, prior to its separation from The E. W. Scripps Company (“E. W. Scripps”), the Company reflects the combined financial position, results of operations and cash flows of the Scripps Networks and Interactive Media businesses of E. W. Scripps. The combined financial statements also include allocations of certain general corporate overhead expenses from E. W. Scripps. These costs may not necessarily be reflective of the actual level of costs which would have been incurred had the Company operated as a separate, stand-alone public company apart from E. W. Scripps.

As discussed in Note 3 to the consolidated and combined financial statements, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109, effective January 1, 2007 and the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 2, 2009

Consolidated and Combined Balance Sheets

( in thousands, except share data )	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,970	$12,532
Short-term investments	2,703
Accounts and notes receivable (less allowances - 2008, $5,480; 2007, $3,945)	372,736	364,824
Programs and program licenses	238,319	212,868
Other current assets	14,296	12,533

Total current assets	638,024	602,757

Investments	40,279	38,444

Property, plant and equipment, net	201,512	173,255

Goodwill and other intangible assets:
Goodwill	424,213	665,154
Other intangible assets, net	110,810	129,385

Total goodwill and other intangible assets, net	535,023	794,539

Other assets:
Programs and program licenses (less current portion)	235,967	261,607
Unamortized network distribution incentives	107,796	135,367
Other non-current assets	14,607	11,858

Total other assets	358,370	408,832

Total Assets	$1,773,208	$2,017,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,960	$8,010
Program rights payable	15,240	16,555
Customer deposits and unearned revenue	11,045	15,018
Accrued liabilities:
Employee compensation and benefits	35,451	28,780
Accrued marketing and advertising costs	18,671	17,587
Other accrued liabilities	70,927	58,630

Total current liabilities	166,294	144,580
Deferred income taxes	134,261	115,474
Long-term debt	80,000	503,361
Other liabilities (less current portion)	104,239	102,626

Total liabilities	484,794	866,041

Commitments and contingencies (Note 20)

Minority interests	146,733	138,498

Shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 127,184,107 shares for 2008;	1,272
Voting - authorized: 60,000,000 shares; issued and outstanding: 36,568,226 shares for 2008	366

Total	1,638
Additional paid-in capital	1,229,330
Retained earnings (deficit)	(120,774)
Parent company’s net investment		971,889
Accumulated other comprehensive income	31,487	41,399

Total shareholders’ equity	1,141,681	1,013,288

Total Liabilities and Shareholders’ Equity	$1,773,208	$2,017,827

See notes to consolidated and combined financial statements.

Consolidated and Combined Statements of Operations

(in thousands, except per share data)	For the years ended December 31,
	2008	2007	2006
Operating Revenues:
Advertising	$1,007,631	$928,758	$835,848
Referral fees	275,035	254,343	269,377
Network affiliate fees, net	277,370	235,248	194,662
Other	30,601	22,916	23,582

Total operating revenues	1,590,637	1,441,265	1,323,469

Costs and Expenses:
Employee compensation and benefits	268,086	243,222	206,142
Programs and program licenses	279,767	239,343	196,052
Marketing and advertising	192,459	186,999	211,109
Other costs and expenses	199,758	179,545	171,473

Total costs and expenses	940,070	849,109	784,776

Depreciation, Amortization, and Losses:
Depreciation	51,327	41,248	29,020
Amortization of intangible assets	22,610	45,446	41,685
Write-down of goodwill and other intangible assets	243,700	411,006
Losses on disposal of property, plant and equipment	788	687	564

Total depreciation, amortization, and losses	318,425	498,387	71,269

Operating income	332,142	93,769	467,424
Interest expense	(14,207)	(36,770)	(54,045)
Equity in earnings of affiliates	15,498	17,603	13,378
Gains (losses) on repurchases of debt	(26,380)	1,245	435
Miscellaneous, net	2,266	2,706	261

Income from continuing operations before income taxes and minority interests	309,319	78,553	427,453
Provision for income taxes	193,371	126,387	120,877

Income (loss) from continuing operations before minority interests	115,948	(47,834)	306,576
Minority interests	92,391	82,534	72,796

Income (loss) from continuing operations	23,557	(130,368)	233,780

Income (loss) from discontinued operations, net of tax		3,961	(41,856)

Net income (loss)	$23,557	$(126,407)	$191,924

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$.14	$(.80)	$1.43
Income (loss) from discontinued operations	.00	.02	(.26)

Net income (loss) per basic share of common stock	$.14	$(.77)	$1.17

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$.14	$(.80)	$1.43
Income (loss) from discontinued operations	.00	.02	(.26)

Net income (loss) per diluted share of common stock	$.14	$(.77)	$1.17

Weighted average shares outstanding:
Basic	163,245	163,466	163,466
Diluted	164,131	163,466	163,466

Net income per share amounts may not foot since each is calculated independently.

See notes to consolidated and combined financial statements.

Consolidated and Combined Statements of Cash Flows

(in thousands)	For the years ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$23,557	$(126,407)	$191,924
Loss (income) from discontinued operations		(3,961)	41,856
Depreciation and intangible assets amortization	73,937	86,694	70,705
Write-down of goodwill and other intangible assets	243,700	411,006
Amortization of network distribution costs	33,391	27,016	30,589
Losses (gains) on repurchases of debt	26,380	(1,245)	(435)
Programs and program licenses costs	279,767	230,420	191,954
Equity in earnings of affiliates	(15,498)	(17,603)	(13,378)
Minority interests in income of subsidiary companies	92,391	82,534	72,796
Program payments	(280,893)	(291,713)	(287,494)
Capitalized network distribution incentives	(6,853)	(10,085)	(23,206)
Dividends received from equity investments	9,774	5,365	10,440
Prepaid and accrued pension expense	10,577	5,426	5,201
Deferred income taxes	28,324	12,733	(259)
Stock and deferred compensation plans	16,443	13,437	13,345
Changes in certain working capital accounts
Accounts receivable	(10,625)	(32,934)	(50,383)
Other assets	(1,984)	2,602	(6,262)
Accounts payable	162	(156)	468
Accrued employee compensation and benefits	7,285	3,725	3,565
Accrued income taxes	12,617	(7,989)	13,663
Other liabilities	(331)	(15,529)	16,233
Other, net	7,987	9,885	11,821

Net cash provided by continuing operating activities	550,108	383,221	293,143

Net cash used in discontinued operating activities		(16,181)	(25,409)

Net operating activities	550,108	367,040	267,734

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(77,436)	(73,093)	(40,417)
Increase in short-term investments	(4,167)
Purchase of subsidiary companies, minority interest, and long-term investments	(11,535)	(29,880)	(372,157)
Other, net	1,312	(242)	(98)

Net cash used in continuing investing activities	(91,826)	(103,215)	(412,672)

Net cash provided by discontinued investing activities		60,406	120,627

Net investing activities	(91,826)	(42,809)	(292,045)

Cash Flows from Financing Activities:
Proceeds from long-term debt	80,000
Payments on long-term debt (including dividend to E. W. Scripps in 2008)	(506,303)	(261,282)	(59,611)
Premium payment on repurchases of debt	(22,517)
Dividends paid	(24,554)
Dividends paid to minority interests	(82,657)	(62,968)	(38,157)
Change in parent company investment, net	93,958	(3,557)	136,517
Proceeds from employee stock options	5,873
Other, net	(685)

Net financing activities	(456,885)	(327,807)	38,749

Effect of exchange rate changes on cash and cash equivalents	(3,959)	(2,853)	(1,437)

Increase (decrease) in cash and cash equivalents	(2,562)	(6,429)	13,001
Cash and cash equivalents:
Beginning of year	12,532	18,961	5,960

End of year	$9,970	$12,532	$18,961

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$13,043	$38,472	$47,028
Income taxes paid	153,936	116,013	100,069

See notes to consolidated and combined financial statements.

Consolidated and Combined Statements of Comprehensive Income and Shareholders’ Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Parent Company’s Net Investment		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
As of December 31, 2005					$797,036	$284	$797,320
Comprehensive income:
Net income					191,924		191,924
Currency translation, net of tax of $196						45,301	45,301
Pension liability adjustment, net of tax of $720						(1,082)	(1,082)

Total comprehensive income							236,143

Adjustment to initially apply FAS 158, net of tax of $348						(580)	(580)
Net transfer from parent					152,695		152,695

As of December 31, 2006					1,141,655	43,923	1,185,578
Comprehensive income (loss):
Net income (loss)					(126,407)		(126,407)
Currency translation, net of tax of ($1,185)						8,248	8,248
Pension liability adjustment, net of tax of $6,301						(10,772)	(10,772)

Total comprehensive income (loss)							(128,931)

Fin 48 transition adjustment					(29,724)		(29,724)
Net transfer from parent					(13,635)		(13,635)

As of December 31, 2007					971,889	41,399	1,013,288
Comprehensive income:
Net income generated prior to separation					119,777		119,777
Net income (loss) generated after separation			$(96,220)				(96,220)
Change in foreign currency translation adjustment, net of tax of $2,241						(14,311)	(14,311)
Pension liability adjustment, net of tax of ($2,043)						4,399	4,399

Total comprehensive income							13,645

Net transfer from parent					552,966		552,966
Dividend to parent					(430,306)		(430,306)
Distribution of SNI common stock to effect the spin-off	$1,635	$1,212,691			(1,214,326)
Dividends: declared and paid - $.15 per share			(24,554)				(24,554)
Compensation plans, net: 278,274 shares issued; 17,109 shares repurchased; 16,297 shares forfeited	3	16,627					16,630
Tax benefits of compensation plans		12					12

As of December 31, 2008	$1,638	$1,229,330	$(120,774)	$		$31,487	$1,141,681

See notes to consolidated and combined financial statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Formation of the Company and Basis of Presentation

As used in the Notes to the Consolidated and Combined Financial Statements, the terms “we”, “our”, “us” or “the Company” may, depending on the context, refer to Scripps Networks Interactive, Inc., to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

The Separation – On October 16, 2007, The E. W. Scripps Company (“E. W. Scripps”) announced that its Board of Directors had authorized E. W. Scripps management to pursue a plan to separate E. W. Scripps into two independent, publicly-traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (“SNI”) to the E. W. Scripps shareholders. To effect the Separation, Scripps Networks Interactive, Inc., an Ohio corporation, was incorporated on October 23, 2007, as a wholly-owned subsidiary of E. W. Scripps. On June 30, 2008, the assets and liabilities of the Scripps Networks and Interactive Media businesses of E. W. Scripps were transferred to Scripps Networks Interactive, Inc. On July 1, 2008, the spin-off was completed upon E. W. Scripps distributing all of its shares of Scripps Networks Interactive to its common shareholders.

Description of Business – The Company operates in the media industry and has interests in national television networks and internet based media outlets. The Company’s reportable segments include Lifestyle Media and Interactive Services. The Lifestyle Media segment is anchored by two of America’s most-watched national television networks, HGTV and the Food Network as well as their affiliated Web sites, and also has popular lifestyle television and Internet brands DIY Network (“DIY”), Fine Living (“FLN”), and Great American Country (“GAC”). The Interactive Services segment operates the online comparison shopping services, Shopzilla and uSwitch. See Note 19- Segment Information for additional information about the Company’s reportable segments.

Basis of Presentation – The financial statements for periods prior to June 30, 2008 reflect the combined financial position, results of operations and cash flows of the Scripps Networks and Interactive Media businesses of E. W. Scripps. The financial statements for periods as of and subsequent to June 30, 2008 reflect the consolidated financial position, results of operations and cash flows for the Company. Various agreements between Scripps Networks Interactive and E. W. Scripps became effective as of July 1, 2008 as further described in Note 17—Related Party Transactions.

For periods prior to the July 1, 2008 Separation date, the combined statements of operations reflect certain general corporate overhead expenses and interest expenses allocated by E. W. Scripps to the Company. Management believes that such allocations are reasonable; however, they are not necessarily indicative of the actual results of the Company had the Company been operating as a separate, stand-alone public company for the periods presented.

Use of Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions.

Our financial statements include estimates and assumptions used in accounting for pension plans, determining the periods over which long-lived assets are depreciated or amortized as well as the fair value of such long-lived assets, evaluating the collectibilty of accounts receivable, recognizing certain revenues and accounting for income taxes.

While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time of preparation of the financial statements.

Principles of Consolidation – The consolidated financial statements include the accounts of Scripps Networks Interactive, Inc. and its majority-owned subsidiary companies after elimination of intercompany accounts and transactions. Consolidated subsidiary companies include general partnerships and limited liability companies in which more than a 50% residual interest is owned. Investments in 20%-to-50%-owned companies and partnerships or companies and partnerships in which we exercise significant influence over the operating and financial policies are accounted for using the equity method. We do not hold any interests in variable interest entities. The results of companies acquired or disposed of are included in the consolidated and combined financial statements from the effective date of acquisition or up to the date of disposal.

Concentration Risks – Approximately 80% of our operating revenues are derived from marketing services, including advertising and referral fees. Operating results can be affected by changes in the demand for such services both nationally and in individual markets.

The six largest cable television systems and the two largest satellite television systems provide service to more than 98% of homes receiving HGTV and Food Network. The loss of distribution by any of these cable and satellite television systems could adversely affect our business. While no assurance can be given regarding renewal of our distribution contracts, we have not lost carriage upon the expiration of our distribution contracts with any of these cable and satellite television systems in the past.

We are currently operating under an agreement with a general search engine that generates approximately 40% of our referral fee revenues. Our revenues could be affected if this agreement is not renewed upon expiration or if the agreement is not renewed on similar terms.

Foreign Currency Translation – Substantially all of our international subsidiaries use the local currency of their respective country as their functional currency. Assets and liabilities of such international subsidiaries are translated using end-of-period exchange rates while results of operations are translated based on the average exchange rates throughout the year. Equity is translated at historical exchange rates, with the resulting cumulative translation adjustment included as a component of accumulated other comprehensive income in shareholders’ equity, net of applicable taxes.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency using end-of-period exchange rates. Gains or losses resulting from such remeasurement are recorded in income. Foreign exchange gains and losses are included in Miscellaneous, net in the consolidated and combined statements of operations.

2. Summary of Significant Accounting Policies

Cash Equivalents and Short-term Investments – Cash and cash equivalents consist of cash on hand and marketable securities with an original maturity of less than three months. Short-term investments represent excess cash invested in securities not meeting the criteria to be classified as cash equivalents. Cash-equivalents and short-term investments are carried at cost plus accrued income, which approximates fair value.

Trade Receivables – We extend credit to customers based upon our assessment of the customer’s financial condition. Collateral is generally not required from customers. Allowances for credit losses are generally based upon trends, economic conditions, review of aging categories, specific identification of customers at risk of default and historical experience.

Investments – The Company maintains investments in certain private companies. The value of these investments can be impacted by various market risks, including interest rate risk, credit risk and overall market volatility.

Property, Plant and Equipment – Property, plant and equipment, which includes internal use software, is carried at historical cost less depreciation. Costs incurred in the preliminary project stage to develop or acquire internal use software or Internet sites are expensed as incurred. Upon completion of the preliminary project stage and upon management authorization of the project, costs to acquire or develop internal use software, which primarily include coding, designing system interfaces, and installation and testing, are capitalized if it is probable the project will be completed and the software will be used for its intended function. Costs incurred after implementation, such as maintenance and training, are expensed as incurred.

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 years
Leasehold improvements	Term of lease or useful life
Program production equipment	3 to 15 years
Computer hardware and software	3 to 5 years
Office and other equipment	3 to 10 years

Programs and Program Licenses – Programming is either produced by us or for us by independent production companies, or is licensed under agreements with independent producers.

Costs of programs produced by us or for us include capitalizable direct costs, production overhead, development costs and acquired production costs. Costs to produce live programming that is not expected to be rebroadcast are expensed as incurred. Production costs for programs produced by us or for us are capitalized. Production costs for television series are charged to expense over estimated useful lives based upon expected future cash flows. Estimated future cash flows can change based upon market acceptance, advertising and network affiliate fee rates, the number of cable and satellite television subscribers receiving our networks and program usage. Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to fair value may be required. Development costs for programs that we have determined will not be produced are written off.

Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when the programs become available for broadcast. Program licenses are not discounted for imputed interest. Program licenses are amortized based upon expected cash flows over the term of the license agreement.

Programs and program licenses are reviewed for impairment using a day-part methodology. A day-part is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. Our day-parts are: early morning, daytime, late night, and primetime. The net realizable value of programs and program licenses is calculated by estimating the planned future airings of a program and the related day-part in which it is aired to determine an estimate of the remaining revenues to be earned by the program. Estimates are based upon a program’s current ratings as well as assumptions about future market acceptance. If actual demand or market conditions are less favorable than our projections, programming cost write-downs may be required.

The portion of the unamortized balance expected to be amortized within one year is classified as a current asset.

Program rights liabilities payable within the next twelve months are included in accounts payable. Noncurrent program rights liabilities are included in other noncurrent liabilities. The carrying value of our program rights liabilities approximate fair value.

Goodwill – Goodwill represents the cost of acquisitions in excess of the fair value of the acquired businesses’ tangible assets and separately identifiable intangible assets acquired. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill is not amortized but is reviewed for impairment annually at the reporting unit level. We perform our annual impairment review during the fourth quarter. A reporting unit is defined as operating segments or groupings of businesses one level below the operating segment level. Reporting units with similar economic characteristics are aggregated into a single unit when testing goodwill for impairment. The Company’s reporting units are Lifestyle Media, Shopzilla and uSwitch.

Amortizable Intangible Assets – The Company’s amortizable intangible assets consist, mainly, of the value assigned to acquired network distribution relationships, customer lists and trade names.

Network distribution intangible assets represent the value assigned to an acquired programming service’s relationships with cable and satellite television systems that distribute its programs. These relationships and distribution provide the opportunity to deliver advertising to viewers. We amortize these contractual relationships on a straight line basis, over the terms of the distribution contracts and expected renewal periods, which approximates 15 years.

Customer lists, trade names and other intangible assets are amortized in relation to their expected future cash flows over estimated useful lives of up to 20 years.

Impairment of Long-Lived Assets – In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), long-lived assets (primarily property, plant and equipment, amortizable intangible assets and network distribution incentives) are reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on a combination of discounted cash flows, market multiples and other indicators. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes – Income taxes are computed in accordance with the provisions of FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Consolidated subsidiary companies include general partnerships and limited liability companies which are treated as partnerships for tax purposes. Income taxes on partnership income and losses accrue to the individual partners. Accordingly, our financial statements do not include a provision (benefit) for income taxes on the non-controlling partners’ share of the income (loss) of those consolidated subsidiary companies.

No provision for U.S. or foreign income taxes that could result from remittance of undistributed earnings of our foreign subsidiaries has been made as management intends to reinvest these earnings outside the United States indefinitely.

Deferred income taxes are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. Our temporary differences primarily result from accelerated depreciation and amortization for tax purposes, investment gains and losses not yet recognized for tax purposes and accrued expenses not deductible for tax purposes until paid. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

In accordance with FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties associated with such tax positions are included in the tax provision. The liability for additional taxes and interest is included in Other Long-term Obligations.

Revenue Recognition – Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibilty is reasonably assured. When a sales arrangement contains multiple elements, such as the sale of advertising and other services, revenue is allocated to each element based upon its relative fair value. Revenue is reported net of our remittance of sales taxes, value added taxes and other taxes collected from our customers.

Our primary sources of revenue are from:

•	The sale of television and Internet advertising.

•	Referral fees and commissions from retailers and service providers.

•	Fees for programming services (“network affiliate fees”).

Revenue recognition policies for each source of revenue are described below.

Advertising: Advertising revenue is recognized, net of agency commissions, when the advertisements are displayed. Internet advertising includes fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee, impression-based campaigns where the fee is based upon the number of times the advertisement appears in Web pages viewed by a user, and click-through based campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertisers’ Web site. Advertising revenue from fixed duration campaigns are recognized over the period in which the advertising appears. Internet advertising revenue that is based upon the number of impressions delivered or the number of click-throughs is recognized as impressions are delivered or click-throughs occur.

Advertising contracts, which generally have a term of one year or less, may provide rebates, discounts and bonus advertisements based upon the volume of advertising purchased during the terms of the contracts. This requires us to make certain estimates regarding future advertising volumes. We base our estimates on various factors including our historical experience and advertising sales trends. Estimated rebates, discounts and bonus advertisements are recorded as a reduction of revenue in the period the advertisement is displayed. We revise our estimates as necessary based on actual volume realized.

Advertising contracts may guarantee the advertiser a minimum audience for the programs in which their advertisements are broadcast over the term of the advertising contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. The amount of additional advertising time is generally based upon the percentage shortfall in audience size. If we determine we have not delivered the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the terms of the advertising contracts.

Referral fees: Referral fee revenue is recorded based upon the terms of the agreements with participating retailers or service providers. Referral fees that are based upon click-throughs to the retailers’ Web sites or the number of completed contracts delivered to service providers are recognized when the click-through occurs or when the completed contract is delivered. Arrangements that provide for referral fees when the customer completes a transaction or begins to receive services are recognized upon completion of the transaction or upon commencement of services by the service provider.

Certain service provider arrangements may provide for refunds in the event the customer cancels the contract with the service provider within a specified period. This requires us to estimate cancellations. We base our estimates on various factors, including our historical experience and recent trends. Estimated cancellations are recorded as a reduction of referral fee revenue in the period the referral is made. We revise our estimates as necessary based upon actual cancellations.

Certain arrangements with service providers may provide for additional revenues if the number of referrals or completed contracts meet or exceed target amounts. Such additional referral fees are recognized when those targets are met or exceeded.

Network Affiliate Fees: Cable and satellite television systems generally pay a per-subscriber fee (“network affiliate fees”) for the right to distribute our programming under the terms of long-term distribution contracts. Network affiliate fees are reported net of volume discounts earned by cable and satellite television system operators and net of incentive costs offered to system operators in exchange for initial long-term distribution contracts. Such incentives may include an initial period in which the payment of network affiliate fees by the system is waived (“free period”), cash payments to system operators (“network launch incentives”), or both. We recognize network affiliate fees as revenue over the terms of the contracts, including any free periods. Network launch incentives are capitalized as assets upon launch of our programming on the cable or satellite television system and are amortized against network affiliate fees based upon the ratio of each period’s revenue to expected total revenue over the terms of the contracts.

Network affiliate fees due to us, net of applicable discounts, are reported to us by cable and satellite television systems. Such information is generally not received until after the close of the reporting period. Therefore, reported network affiliate fee revenues are based upon our estimates of the number of subscribers receiving our programming and the amount of volume-based discounts each cable and satellite television provider is entitled to receive. We subsequently adjust these estimated amounts based upon the actual amounts of network affiliate fees received.

Marketing and Advertising Costs – Marketing and advertising costs include costs incurred to promote our businesses and to attract traffic to our Internet sites. Advertising production costs are deferred and expensed the first time the advertisement is shown. Other marketing and advertising costs are expensed as incurred.

Self-Insured Risks – We are self-insured for employee health, workers’ compensation claims and certain other risks. Third-party administrators are used to process claims. Estimated liabilities for unpaid claims are based on our historical claims experience and are developed from actuarial valuations. While we re-evaluate our assumptions and review our claims experience on an ongoing basis, actual claims paid could vary significantly from estimated claims, which would require adjustments to expense.

Stock-Based Compensation – We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 21 -Capital Stock and Stock Compensation Plans. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.

In accordance with FAS No. 123(R), “Share-based Payment” (“FAS 123(R)”), compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, is measured using a binomial lattice model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

Certain awards of Class A Common shares have performance conditions under which the number of shares granted is determined by the extent to which such performance conditions are met (“Performance Shares”). Compensation costs for such awards are measured by the grant-date fair value of a Class A Common share and the number of shares earned. In periods prior to completion of the performance period, compensation costs are based upon estimates of the number of shares that will be earned.

Compensation costs, net of estimated forfeitures due to termination of employment or failure to meet performance targets, are recognized on a straight-line basis over the requisite service period of the award. The requisite service period is generally the vesting period stated in the award. However, because stock compensation grants vest upon the retirement of the employee, grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period.

Net Income Per Share – The computation of basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The calculation of basic and diluted EPS and shares outstanding for the periods presented prior to July 1, 2008 is based on the number of shares outstanding at June 30, 2008. There is no dilutive impact from common stock equivalents for periods prior to July 1, 2008, as we had no dilutive equity awards outstanding. The dilutive effect of our share-based awards issued in connection with the conversion (refer to Note 21— Capital Stock and Stock Compensation Plans for further discussion of conversion of E. W. Scripps awards upon separation) and for future Company grants are included in the computation of diluted EPS in periods subsequent to June 30, 2008.

The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	For the years ended December 31,
	2008	2007	2006
Basic weighted-average shares outstanding	163,245	163,466	163,466
Effect of dilutive securities:
Unvested restricted stock and share units held by employees	344
Stock options held by employees and directors	542

Diluted weighted-average shares outstanding	164,131	163,466	163,466

Anti-dilutive stock securities	13,245

Minority Interests – Losses attributable to non-controlling interests in subsidiary companies are included in minority interest in the consolidated and combined statements of operations to the extent of the basis of the non-controlling investment in the subsidiary company. Losses in excess of that basis (“excess losses”) are allocated entirely to us. Subsequent profits are allocated entirely to us until such excess losses are recovered. All other profits attributable to non-controlling interests in subsidiary companies are included in minority interest in the consolidated and combined statements of operations.

3. Accounting Changes and Recently Issued Accounting Standards

Accounting Changes

During 2006 we adopted FAS No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”). FAS 158 required us to recognize over- or under-funded status of each of our pension and postretirement plans in the consolidated and combined balance sheets. The standard did not change the manner in which plan liabilities or periodic expense are measured. Changes in the funded status of the plans resulting from unrecognized prior service costs and credits and unrecognized actuarial gains and losses are recorded as a component of other comprehensive income within shareholders’ equity. The initial recognition of this standard in 2006 resulted in a decrease to shareholders’ equity of $0.6 million, which was net of a deferred income tax effect of $0.3 million.

In 2006, the FASB issued FIN 48, which clarified the accounting for tax positions recognized in the financial statements in accordance with FAS 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption of FIN 48 as of January 1, 2007 reduced shareholders’ equity $29.7 million.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”) which delayed the effective date of FAS 157 for non-financial assets and liabilities, except for those that are recognized at fair value in the financial statements on a recurring basis, until January 1, 2009. Under the provisions of the FSP 157-2, we delayed the adoption of FAS 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The adoption of FAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 were effective at the beginning of our 2008 fiscal year and had no impact on our financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. FAS 141(R) also establishes expanded disclosure requirements for business combinations. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The statement will be applied prospectively to business combinations that occur subsequent to our January 1, 2009 effective date except for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. FAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. FAS 160 is effective for our 2009 fiscal year. Upon adoption of FAS 160, we will be required to report our noncontrolling interests (minority interest liability) as a separate component of shareholders’ equity. We will also be required to present net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated and combined statements of operations. Currently, noncontrolling interests are reported between liabilities and shareholders’ equity in our consolidated and combined balance sheets and the related income attributable to minority interests is reflected as an expense in arriving at net income. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 are to be applied prospectively. Had we applied this new standard at December 31, 2008, our shareholders’ equity would have increased $146.7 million.

FSP 142-3: In April 2008, the FASB issued FSP No.142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect that the adoption of FSP 142-3 will have a material impact on our financial statements.

FSP EITF 03-6-1: In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method as described in FAS 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for us on January 1, 2009, and prior-period EPS data would be adjusted retrospectively. We do not expect that the adoption of FSP EITF 03-6-1 will have a material impact on our financial statements.

4. Acquisitions

2008 – In the third quarter, we acquired an additional 4% interest in FLN increasing our residual ownership interest to approximately 94%.

2007 – In July 2007, we reached an agreement to acquire Fum Machineworks, Inc. d/b/a Recipezaar.com, a user-generated recipe and community site featuring more than 230,000 recipes, for cash consideration of approximately $25 million. We also acquired Incando Corporation d/b/a Pickle.com, a Web site that enables users to easily organize and share photos and videos from any camera or mobile phone device, for cash consideration of approximately $4.7 million. These acquisitions are part of our broader strategy at SNI to move our online businesses beyond extensions of our networks to become multi-branded, user-centric applications that create communities of online consumers in the home, food and lifestyle categories.

2006 – On March 16, 2006, we acquired 100% of the common stock of uSwitch Ltd. for approximately $383 million in cash. Assets acquired in the transaction included approximately $10.9 million of cash. The acquisition, financed using a combination of cash on hand and borrowing on both existing and new credit facilities, enabled us to extend the reach of our interactive services businesses into essential home services and international markets.

The following table summarizes the fair values of the assets acquired and the liabilities assumed for certain of our acquisitions. The allocation of these purchase prices reflects final values assigned which may differ from preliminary values reported in the financial statements for prior periods.

(in thousands)	2007	2006
	Recipezaar/ Pickle	uSwitch

Accounts receivable	$135	$9,486
Other current assets	95	583
Property, plant and equipment	4,787	5,368
Amortizable intangible assets	6,640	129,095
Goodwill	20,193	274,114

Total assets acquired	31,850	418,646
Current liabilities	(71)	(13,251)
Deferred income tax	(1,865)	(33,238)

Net purchase price	$29,914	$372,157

Pro forma results of operations, assuming the uSwitch acquisition had taken place at the beginning of 2006 are included in the following table. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, additional depreciation and amortization of the assets acquired and excludes pre-acquisition transaction related expenses incurred by uSwitch. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the period. Pro forma results are not presented for the other acquisitions completed during 2008 and 2007 because the combined results of operations would not be significantly different from reported amounts.

(in thousands) (unaudited)	For the year ended December 31,
2006
Operating revenues	$1,333,738
Income from continuing operations	230,625

5. Asset Write-Downs and Other Charges and Credits

Income from continuing operations was affected by the following:

Write-down of goodwill and other intangible assets

In conjunction with impairment tests of goodwill and intangible assets, we determined that the carrying values of our Shopzilla and uSwitch businesses exceeded their fair values in 2008 and 2007, respectively. Accordingly, our 2008 results included a write-down of Shopzilla goodwill totaling and reducing net income by $244 million. The 2007 results included a write-down of uSwitch goodwill and intangible assets totaling $411 million, including $312 million of nondeductible goodwill. Net income for 2007 was reduced by $382 million.

Separation costs

As a result of the distribution of SNI to the shareholders of E. W. Scripps, SNI employees holding share-based equity awards, including share options and restricted shares, have received modified awards in our Company’s stock. Under FAS 123(R), the adjustment to the outstanding share-based equity awards is considered a modification and incremental stock-based compensation expense is recognized to the extent that the fair value of the awards immediately prior to the modification is less than the fair value of the awards immediately after the modification. In the third quarter of 2008, we recorded a non-cash charge of $4.9 million related to the modification of these stock-based awards. Net income was reduced by $3.2 million.

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

Other costs incurred in connection with the separation of the Company from E. W. Scripps totaled $3.8 million in 2008 reducing year-to-date net income $2.5 million.

Income tax adjustments

In 2007, we changed our estimate of the realizable value of certain uSwitch tax benefits recorded in prior periods. Net income was reduced by $9.5 million.

In 2006, we modified filing positions in certain state and local tax jurisdictions in which we operate, including filing amended returns for prior periods, and changed estimates for unrealizable state operating loss carryforwards. These items reduced the tax provision and increased income from continuing operations by $15.8 million.

6. Income Taxes

We file a consolidated U.S. federal income tax return, unitary tax returns in certain states, and separate state income tax returns for certain of our subsidiary companies in other states. Included in our federal and state income tax returns is our proportionate share of the taxable income or loss of partnerships and limited liability companies that are treated as partnerships for tax purposes. Our financial statements do not include any provision (benefit) for income taxes on the income (loss) of these entities allocated to the non-controlling interests.

Food Network is operated under the terms of a general partnership agreement. FLN is a limited liability company and is treated as a partnership for tax purposes.

A reconciliation of amounts included in consolidated income before tax and the income (loss) allocated to us for tax purposes is as follows:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Income (loss) allocated to SNI	$216,712	$(4,130)	$354,549
Consolidated income
Income allocated to non-controlling interests	92,607	82,683	72,904

Income from continuing operations before income taxes and minority interests	$309,319	$78,553	$427,453

The provision for income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Current:
Federal	$150,609	$112,552	$114,147
Tax benefits from NOLs	(3,003)	(7,489)	(22,763)

Federal, net	147,606	105,063	91,384

State and local	26,382	16,536	22,286
Tax benefits from NOLs	(2,744)	(12,292)

State and local, net	23,638	4,244	22,286

Foreign	(4,691)	(1,283)	62

Total	166,553	108,024	113,732
Tax benefits of compensation plans allocated to additional paid-in capital	12	514	1,266

Total current income tax provision	166,565	108,538	114,998

Deferred:
Federal	22,573	(2,115)	14,572
Other	4,035	14,848	(9,761)

Total	26,608	12,733	4,811
Deferred tax allocated to other comprehensive income	198	5,116	1,068

Total deferred income tax provision	26,806	17,849	5,879

Provision for income taxes	$193,371	$126,387	$120,877

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
U.S. state and local income taxes, net of federal income tax benefit	2.9	2.8	3.3
Income allocated to non-controlling interests	(5.6)	(6.0)	(6.0)
Section 199 - Production Activities Deduction	(1.4)	(1.8)	(0.8)
Interest expense tax benefits from uSwitch	(1.1)	(1.3)	(0.7)
Adjustment of net operating loss carryforward valuation allowances	1.6	1.9	(2.1)
Non-deductible debt extinguishment loss	1.6
Miscellaneous	1.9	1.6	(0.4)

Effective income tax rate excluding effects of impairment	34.9%	32.2%	28.3%
Impact of goodwill and other intangible asset impairments	27.6	128.7

Effective income tax rate	62.5%	160.9%	28.3%

We believe adequate provision has been made for all open tax years.

The approximate effect of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

	As of December 31,
(in thousands)	2008	2007
Deferred tax assets:
Accrued expenses not deductible until paid	$(4,594)	$(2,395)
Deferred compensation and retiree benefits not deductible until paid	(37,084)	(24,486)
Tax basis capital loss and credit carryforwards		(999)
Federal net operating loss carryforwards	(2,292)	(6,006)
State and foreign net operating loss carryforwards	(23,897)	(10,954)

	(67,867)	(44,840)
Deferred tax liabilities:
Property, plant and equipment	6,364	7,783
Goodwill and other intangible assets	47,920	41,328
Investments, primarily gains and losses not yet recognized for tax purposes	74,838	68,186
Programs and program licenses	55,145	25,689
Other temporary differences, net	3,785	5,093

	188,052	148,079

Valuation allowance for deferred tax assets	14,076	12,235

Net deferred tax liability	$134,261	$115,474

Total state net operating loss carryforwards were $257 million at December 31, 2008. Our state tax loss carryforwards expire between 2019 and 2026.

State net operating loss carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we evaluate whether all or some portion of these deferred tax assets will not be realized. The tax effect of the carryforwards that are not expected to be realized is included in the valuation allowance. Changes in estimates on valuation allowances related to operating loss carryforwards reduced our tax provision $8.8 million in 2006.

At December 31, 2008, we had $48.0 million of net operating loss carryforwards related to our U.K. subsidiaries. Although these carryforwards are subject to unlimited carryforward periods, the deferred tax asset for these losses have been reduced by a valuation allowance of $14.1 million as it is more likely than not that these loss carryforwards will not be realized.

Undistributed earnings of foreign subsidiaries not included in our consolidated federal income tax returns that could be subject to additional U.S. or foreign tax if remitted totaled $1.9 million as of December 31, 2008. No provision for U.S. or foreign income tax has been made on these undistributed earnings as management intends to remit only the portion of such earnings that would be offset by U.S. foreign tax credits. It intends to reinvest the remainder outside the U.S. indefinitely. It is not practicable to estimate the amount of deferred income taxes related to permanently reinvested amounts.

Effective January 1, 2007, we adopted FIN 48. In accordance with FIN 48, we recognized a $29.7 million increase in our liability for unrecognized tax benefits, interest, and penalties with a corresponding decrease to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)	2008	2007
Gross unrecognized tax benefits - Beginning of year	$51,380	$42,614
Increases in tax positions for prior years	7,499	345
Decreases in tax positions for prior years	(2,215)	(719)
Increases in tax positions for current year	15,424	13,853
Settlements	(721)
Lapse in statute of limitations	(9,231)	(4,713)

Gross unrecognized tax benefits - End of year	$62,136	$51,380

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $40.9 million at December 31, 2008 and $35.1 million at December 31, 2007. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. Related to the amounts above, we recognized an interest benefit of $1.1 million in 2008. During 2007, we accrued interest of $3.7 million. Included in the balance of unrecognized tax benefits at December 31, 2008 and December 31, 2007, respectively, are $7.9 million and $8.2 million of liabilities for interest.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. As of December 31, 2008, we had been examined by the Internal Revenue Service (“IRS”) through calendar year 2004. In addition, several state examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of U.S. federal and state examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $17.0 million.

Our tax years for 2005 and forward are subject to examination by the tax authorities. With a few exceptions, the Company is no longer subject to federal, state, local or foreign examinations by tax authorities for years prior to 2004.

7. Investments

The approximate ownership interest in each of our equity method investments and their respective investment balances were as follows:

	Ownership Interest	As of December 31,
(in thousands)		2008	2007
HGTV Canada	33.00%	$21,052	$21,809
Food Canada	29.00%	10,457	9,977
Fox-BRV Southern Sports Holdings	7.25%	8,251	6,658
Food Network Magazine JV	50.00%	519

Total investments		$40,279	$38,444

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. No impairments were recognized on any of our equity method investments in 2008, 2007, or 2006.

In 2008, we entered into a joint venture with Hearst Corporation for the publication of the Food Network Magazine. We have a 50% ownership interest in the joint venture.

In 2007, we contributed our 12% interest in Fox Sports Net South for a 7.25% interest in Fox-BRV Southern Sports Holdings, LLC (“Fox-BRV”). Fox-BRV will manage and operate both the Sports South and Fox Sports Net South regional television networks.

8. Fair Value Measurement

We adopted FAS 157 as of January 1, 2008, with the exception of the application of the standard to non-recurring, nonfinancial assets and liabilities. The adoption of FAS 157 did not have a material impact on our fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets that are measured at fair value on a recurring basis at December 31, 2008:

	As of December 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2,703	$2,703	$	$

Total assets measured at fair value	$2,703	$2,703	$	$

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
(in thousands)	2008	2007
Land and improvements	$11,865	$11,865
Buildings and improvements	80,473	68,157
Equipment	143,794	129,883
Computer software	138,094	92,325

Total	374,226	302,230
Accumulated depreciation	172,714	128,975

Property, plant and equipment	$201,512	$173,255

10. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2008	2007
Goodwill	$424,213	$665,154

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415
Customer lists	187,090	214,269
Copyrights and other trade names	45,235	52,844
Other	29,433	26,586

Total carrying amount	305,173	337,114

Accumulated amortization:
Acquired network distribution	(13,377)	(10,563)
Customer lists	(132,350)	(146,050)
Copyrights and other trade names	(29,933)	(34,789)
Other	(18,703)	(16,327)

Total accumulated amortization	(194,363)	(207,729)

Total other intangible assets	110,810	129,385

Total goodwill and other intangible assets	$535,023	$794,539

In the course of performing impairment reviews in accordance with FAS 142 and FAS 144, we determined that the goodwill of our Shopzilla business was impaired. The impairment is a function of both the changing competitive environment for online comparison shopping services and our subsequent decision to reposition Shopzilla within that marketplace for maximum long-term growth. The goodwill impairment charge totaling $244 million was recorded in 2008. During our 2007 impairment reviews, we determined that the goodwill and other intangible assets of our uSwitch business were impaired and recorded a pretax write-down of goodwill and other intangible assets totaling $411 million. The impairment was due primarily to the general decline in energy switching activity and the negative impact this decline was expected to have on uSwitch’s future results.

To determine the fair value of our reporting units, we used market data and discounted cash flow analyses. No other impairment losses were recorded in 2008 or 2007.

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

	Lifestyle Media	Interactive Services	Total
(in thousands)
Goodwill:
Balance as of December 31, 2006	$240,502	$723,262	$963,764
Business acquisitions	24,934		24,934
Adjustment of purchase price allocations		(14,703)	(14,703)
Write-down of uSwitch		(312,116)	(312,116)
Foreign currency translation adjustment		3,275	3,275

Balance as of December 31, 2007	265,436	399,718	665,154
Business acquisitions	7,500		7,500
Adjustment of purchase price allocations	(4,741)		(4,741)
Write-down of Shopzilla		(243,700)	(243,700)

Balance as of December 31, 2008	$268,195	$156,018	$424,213

Amortizable intangible assets:
Balance as of December 31, 2006	$38,707	$209,702	$248,409
Other additions		40	40
Adjustment of purchase price allocations		21,004	21,004
Write-down of uSwitch		(98,890)	(98,890)
Foreign currency translation adjustment, inclusive of impact of purchase price adjustments		4,268	4,268
Amortization	(3,269)	(42,177)	(45,446)

Balance as of December 31, 2007	35,438	93,947	129,385
Adjustment of purchase price allocations	6,640		6,640
Other additions	76		76
Foreign currency translation adjustment		(2,681)	(2,681)
Amortization	(3,979)	(18,631)	(22,610)

Balance as of December 31, 2008	$38,175	$72,635	$110,810

Estimated amortization expense of intangible assets for each of the next five years is expected to be $22.8 million in 2009, $19.7 million in 2010, $18.4 million in 2011, $13.8 million in 2012, $8.4 million in 2013 and $27.7 million in later years.

11. Programs and Program Licenses

Programs and program licenses consisted of the following:

	As of December 31,
(in thousands)	2008	2007
Cost of programs available for broadcast	$1,057,686	$977,180
Accumulated amortization	717,256	658,613

Total	340,430	318,567
Progress payments on programs not yet available for broadcast	133,856	155,908

Total programs and program licenses	$474,286	$474,475

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. These contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $83.9 million at December 31, 2008. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $280 million in 2008, $287 million in 2007, and $285 million in 2006.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
2009	$189,957	$78,781	$268,738
2010	94,383	71,800	166,183
2011	43,683	35,693	79,376
2012	12,407	23,348	35,755
2013		7,735	7,735
Later years		355	355

Total	$340,430	$217,712	$558,142

Actual amortization in each of the next five years will exceed the amounts presented above as our national television networks will continue to produce and license additional programs.

12. Unamortized Network Distribution Incentives

Unamortized network distribution incentives consisted of the following:

	As of December 31,
(in thousands)	2008	2007
Network launch incentives	$69,957	$90,542
Unbilled affiliate fees	37,839	44,825

Total unamortized network distribution incentives	$107,796	$135,367

We capitalized launch incentive payments totaling $3.5 million in 2008, $0.4 million in 2007, and $1.2 million in 2006.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated and combined financial statements, and estimated amortization of recorded network distribution incentives for each of the next five years, is presented below.

(in thousands)
Amortization for the year ended December 31:
2008	$33,391
2007	27,016
2006	30,589

Estimated amortization for the year ending December 31:
2009	$38,339
2010	28,457
2011	23,725
2012	12,756
2013	1,426
Later years	3,093

Total	$107,796

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of our networks.

13. Other Accrued Current Liabilities

Other accrued current liabilities consisted of the following:

	As of December 31,
(in thousands)	2008	2007
Accrued rent	$10,887	$11,093
Payable to E. W. Scripps	13,543
Accrued license and copyright fees	2,975	2,186
Accrued expenses	43,522	45,351

Total	$70,927	$58,630

Accrued expenses includes outstanding checks that are reported as a current liability in the accompanying consolidated and combined balance sheets.

14. Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2008	2007
Revolving credit facility	$80,000
Due to E. W. Scripps		$503,361

Total	$80,000	$503,361

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility (the “Revolving Credit Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The agreement includes certain affirmative and negative covenants, including maintenance of a minimum leverage ratio. The Company borrowed $325 million under the Revolving Credit Facility on June 30, 2008. The weighted-average interest rate on borrowings under the Revolving Credit Facility was 0.7% at December 31, 2008.

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

Management believes the allocation basis for debt and interest expense is reasonable based on the historical financing needs of the Company. However, such estimates are not necessarily representative of our costs as a stand-alone public company for the periods presented.

The allocated debt amounts have been classified on the consolidated and combined balance sheets based on the maturities of E. W. Scripps’ underlying debt.

Certain long-term debt agreements contain restrictions on the incurrence of additional indebtedness. We are in compliance with all debt covenants.

As of December 31, 2008, we had outstanding letters of credit totaling $0.5 million.

Capitalized interest was $0.5 million in 2008 and $0.2 million in 2007.

15. Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of December 31,
	2008	2007
Liability for pension and post employment benefits	$44,558	$39,081
Network distribution incentives	992	6,738
Deferred compensation	9,814	18,771
Liability for uncertain tax positions	46,039	37,793
Other	2,836	243

Other liabilities (less current portion)	$104,239	$102,626

The carrying value of our program rights and network distribution incentive liabilities approximate their fair value.

16. Minority Interests

Non-controlling interests hold an approximate 6% residual interest in FLN. The minority owners of FLN have the right to require us to repurchase their interests and we have an option to acquire their interests. The minority owners will receive the fair market value for their interests at the time their option is exercised. In 2006, we notified a minority owner that we exercised our call option on their 3.75% interest in FLN. Upon reaching agreement on the exercise price of the call option, we completed the acquisition in the third quarter 2008 and recognized goodwill from the transaction. The put options on the remaining non-controlling interest in FLN are currently exercisable. The call options become exercisable in 2016. No amounts have been recorded in our consolidated and combined balance sheets related to these options.

Non-controlling interests hold an approximate 31% residual interest in Food Network. The Food Network general partnership agreement is due to expire on December 31, 2012, unless amended or extended prior to that date. In the event of such termination, the assets of the partnership are to be liquidated and distributed to the partners in proportion to their partnership interests.

17. Related Party Transactions

Cash Management

Prior to the separation, E. W. Scripps used a centralized approach for cash management to finance its operations. The Company’s cash was available for use and was regularly “swept” by E. W. Scripps to a concentration account at its discretion.

Transfers of cash both to and from E. W. Scripps’ cash management system were reflected as a component of Parent Company Net Investment within Shareholders’ Equity on the consolidated and combined balance sheets. Subsequent to the separation, SNI uses a similar cash management approach with the exception that the cash is swept to the SNI’s concentration account and there are no longer transfers between the Company and E. W. Scripps.

Debt and Related Items

The Company was allocated the entire amount of consolidated debt and net interest expense of E. W. Scripps prior to June 30, 2008. See Note 14 -Long-Term Debt, for further information regarding these allocations.

Allocated Expenses

For periods prior to our separation from E. W. Scripps on July 1, 2008, the Company was allocated estimates of Scripps Networks Interactive’s portion of E. W. Scripps corporate expenses for those periods based on a pro-rata percentage of E. W. Scripps’ combined net revenue, headcount and usage. General corporate overhead expenses primarily related to centralized corporate functions, which included finance, legal, internal audit, human resources, information technology, and various other functions historically provided by E. W. Scripps. For the first six months of 2008, the Company was allocated

$27.7 million of general corporate overhead expenses incurred by E. W. Scripps. During the 2007 and 2006 financial years, the Company was allocated $47.2 million and $41.5 million, respectively.

As discussed in Note 1—Formation of the Company and Basis of Presentation to the consolidated and combined financial statements, the Company believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses from E. W. Scripps are reasonable. However, such estimates are not necessarily representative of our costs as a stand-alone public company for the periods presented.

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

Transition Services Agreement

The Transition Services Agreement provides for E. W. Scripps and Scripps Networks Interactive to provide services to each other on a compensated basis for a period of up to two years. Compensation will be on an arms-length basis. E. W. Scripps will provide services or support to Scripps Networks Interactive, including information technology, human resources, accounting and finance, and facilities. The Company has incurred expenses of $5.5 million for the six months ended December 31, 2008 related to these services, which are reported in other costs and expenses in the consolidated and combined statements of operations. Scripps Networks Interactive will provide information technology support and services to E. W. Scripps. The Company has recorded $1.7 million of revenue related to these services for the six months ended December 31, 2008, which are reported in other revenues in the consolidated and combined statements of operations.

Employee Matters Agreement

The Employee Matters Agreement provides for the allocation of the liabilities and responsibilities relating to employee compensation and benefit plans and programs, including the treatment of outstanding incentive awards, deferred compensation obligations and retirement and welfare benefit obligations between E. W. Scripps and Scripps Networks Interactive. The agreement provides that E. W. Scripps and Scripps Networks Interactive will each be responsible for all employment and benefit related obligations and liabilities for employees that work for the respective companies. The agreement also provides that Scripps Networks Interactive employees will continue to participate in certain of the E. W. Scripps benefit plans during a transition period through December 31, 2008. After the transition period, the account balances or actuarially determined values of assets and liabilities of Scripps Networks Interactive employees will be transferred to the benefit plans of Scripps Networks Interactive. The agreement also governs the treatment of outstanding E. W. Scripps share-based equity awards (refer to Note 21—Capital Stock and Stock Compensation Plans for additional discussion).

Tax Allocation Agreement

The Tax Allocation Agreement sets forth the allocations and responsibilities of E. W. Scripps and Scripps Networks Interactive with respect to liabilities for federal, state, local and foreign income taxes for periods before and after the spin-off, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally, E. W. Scripps and Scripps Networks Interactive will be responsible for income taxes for periods before the spin-off for their respective businesses. In connection with year-end analysis of our tax accounts, determination was made that we owe payment to E. W. Scripps for tax related matters totaling $13.5 million. The liability to E. W. Scripps as of December 31, 2008 is included within other accrued liabilities in the consolidated and combined statements of financial position.

Other Agreements

E. W. Scripps and Scripps Networks Interactive have also entered into various other agreements which management believes have been negotiated on an arms-length basis and that individually or in the aggregate do not constitute material agreements.

18. Employee Benefit Plans

The Employee Matters Agreement provides for the participation of our employees in certain benefit plans of E. W. Scripps during a transition period ending on December 31, 2008, as well as a structural framework for the employee benefit plans and programs that will be established by us. During the transitional period, our employees continue to participate in the E. W. Scripps pension, retirement and investment and supplemental executive retirement plans until after which their account balances or the actuarial-determined values of the assets and liabilities attributable to certain plan assets will be transferred to our new plans.

For periods prior to July 1, 2008, our financial statements were presented on a carve-out basis, and reported pension costs and obligations included amounts attributed to E. W. Scripps’ historical Lifestyle Media and Interactive Services businesses as well as estimates to account for the inclusion of corporate employees. Following the Separation, our pension costs and pension obligations were actuarially determined based upon the actual number of individuals employed by SNI. Since the actuarially determined amounts differ from the estimates that are being reported in our carve-out financial statements for periods prior to July 1, 2008, the footnote presentation below has been recast to reflect the actual number of individuals employed by SNI for each period presented. The lines captioned “actuarial adjustments related to the separation”, that are reported in the tables below, reflect the impacts of E. W. Scripps corporate employees that became employees of SNI effective July 1, 2008.

Benefits are generally based upon the employee’s compensation and years of service. The Company also participates in a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides defined pension benefits in addition to the defined benefit pension to eligible executives of the Company based on average earnings, years of service and age at retirement.

Substantially all employees of the Company are also covered by a company-sponsored defined contribution plan. The Company matches a portion of employees’ voluntary contribution to this plan.

The measurement date used for the retirement plans is December 31. The components of the expense consisted of the following:

	For the years ended December 31,
(in thousands)	Defined Benefit Plans			SERP
	2008	2007	2006	2008	2007	2006
Service cost	$5,403	$3,292	$3,220	$2,211	$1,038	$653
Interest cost	3,221	1,748	1,343	1,786	678	549
Expected return on plan assets	(2,591)	(2,285)	(2,106)
Amortization of prior service cost (credit)	163	61	28	(81)	(66)	(5)
Amortization of net (gain)/loss	341			1,418	350	170
Curtailments			300
Special termination benefits			700

Total for defined benefit plans	$6,537	$2,816	$3,485	$5,334	$2,000	$1,367

The curtailment, settlement and special termination costs incurred in 2006 are primarily attributed to the divestiture of our Shop At Home business and related severance of employees.

Expense related to our defined contribution plans was $3.8 million in 2008, $3.0 million in 2007, and $2.5 million in 2006.

Assumptions used in determining the annual retirement plans expense were as follows:

	Defined Benefit Plans			SERP
	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	6.00%	5.75%	6.25%	6.00%	5.75%
Long-term rate of return on plan assets	8.25%	8.25%	8.25%	N / A	N / A	N / A
Increase in compensation levels	7.40%	5.00%	4.50%	7.40%	5.00%	4.50%

The discount rate used to determine our future pension obligations is based on a dedicated bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The increase in compensation levels assumption is based on actual past experience and the near-term outlook.

The expected long-term rate of return on plan assets is based upon the weighted-average expected rate of return and capital market forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compounded return on plan assets for 10 and 15 year periods, which exceed our current forward-looking assumption.

Our investment policy is to maximize the total rate of return on plan assets to meet the long-term funding obligations of the plan. Plan assets are invested using a combination of active management and passive investment strategies. Risk is controlled through diversification among multiple asset classes, managers, styles, and securities. Risk is further controlled both at the manager and asset class level by assigning return targets and evaluating performance against these targets.

Information related to our pension plan asset allocations by asset category were as follows:

	Target allocation 2009	Percentage of plan assets as of December 31,
		2008	2007
US equity securities	47%	49%	53%
Non-US equity securities	13	12	13
Fixed-income securities	40	39	34

Total	100%	100%	100%

U.S. equity securities include common stocks of large, medium, and small companies which are predominantly U.S. based. Non-U.S. equity securities include companies domiciled outside the U.S. Fixed-income securities include securities issued or guaranteed by the U.S. government and corporate debt obligations, as well as investments in hedge fund products and real estate.

Obligations and Funded Status – Defined benefit plans pension obligations and funded status are actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2008	2007	2008	2007
Accumulated benefit obligation	$36,414	$26,551	$19,949	$12,128

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$40,944	$26,117	$19,257	$10,816
Service cost	5,403	3,292	2,211	1,038
Interest cost	3,221	1,748	1,786	678
Benefits paid	(143)	(400)	(225)	(215)
Actuarial losses (gains)	(6,395)	9,677	(6,294)	6,940
Prior service cost	292
Plan amendments		510
Actuarial adjustment related to separation	3,754		5,392

Projected benefit obligation at end of year	47,076	40,944	22,127	19,257

Plan assets:
Fair value at beginning of year	29,623	27,884
Actual return on plan assets	(6,989)	2,139
Company contributions			225	215
Benefits paid	(143)	(400)	(225)	(215)
Actuarial adjustment related to separation	1,848

Fair value at end of year	24,339	29,623

Over / (under) funded status	$(22,737)	$(11,321)	$(22,127)	$(19,257)

Amounts recognized as assets and liabilities in consolidated and combined balance sheets:
Current liabilities			$(305)	$(280)
Non-current liabilities	$(22,737)	$(11,321)	(21,822)	(18,977)

Total	$(22,737)	$(11,321)	$(22,127)	$(19,257)

Amounts recognized in accumulated other comprehensive income consist of:
Net (gain) / loss	$9,065	$4,699	$5,416	$10,438
Prior service cost (credit)	1,156	963	(528)	(491)

Total	$10,221	$5,662	$4,888	$9,947

Other changes in plan assets and benefit obligations recognized in other comprehensive income consist of:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2008	2007	2008	2007
Net actuarial loss (gain)	$3,184	$9,677	$(6,294)	$6,940
Amortization of net gain (loss)	(341)		(1,418)	(350)
Prior service cost	292	510
Amortization of prior service credit (cost)	(163)	(61)	81	66
Actuarial adjustment related to separation	1,587		2,572

Total recognized in other comprehensive income	4,559	10,126	(5,059)	6,656
Net periodic benefit cost	6,537	2,816	5,334	2,000

Total recognized in net periodic benefit cost and other comprehensive income	$11,096	$12,942	$275	$8,656

Related to our defined benefit pension plans, we expect to recognize amortization from accumulated other comprehensive income into net periodic benefit costs of $0.6 million for the net actuarial loss and $0.2 million for the prior service costs during 2009. The estimated actuarial loss for our non-qualified SERP plan that will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2009 is $0.7 million. The estimated prior service credit for our SERP plan that will be recognized in net periodic benefit costs in 2009 is $0.1 million.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2008	2007	2008	2007
Accumulated benefit obligation	$36,414	$—	$19,949	$12,128
Fair value of plan assets	24,339	—	—	—

Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2008	2007	2008	2007
Projected benefit obligation	$47,076	$40,944	$22,127	$19,257
Fair value of plan assets	24,339	29,623	—	—

Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	For the years ended December 31,
	Defined Benefit Plans		SERP
	2008	2007	2008	2007
Discount rate	6.25%	6.25%	6.25%	6.25%
Rate of compensation increases	4.40%	7.40%	4.40%	7.40%

We anticipate contributing $0.3 million to fund current benefit payments for our non-qualified SERP plan in 2009. We anticipate making a $0.8 million contribution to meet the minimum funding requirements for our defined benefit pension plans in 2009.

Estimated future benefit payments expected to be paid for the next ten years are as follows:

(in thousands)	Defined Benefit Plans	SERP
2009	$265	$305
2010	411	389
2011	487	502
2012	654	683
2013	919	912
2014 - 2018	9,377	7,727

19. Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Lifestyle Media includes five national television networks and their affiliated Web sites, HGTV, Food Network, DIY, FLN and GAC; and our 7.25% interest in FOX-BRV Southern Sports Holdings, which comprises the Sports South and Fox Sports Net South regional television networks. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities. We own approximately 69% of Food Network and approximately 94% of FLN. Each of our networks is distributed by cable and satellite television systems. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Interactive Services includes our online comparison shopping services, Shopzilla, BizRate and uSwitch. Shopzilla and BizRate are product comparison shopping services that help consumers find products offered for sale on the Web by online retailers. Shopzilla and BizRate also operate a Web-based consumer feedback network which collects consumer reviews of stores and products each year. The Company acquired uSwitch on March 16, 2006. uSwitch operates an online comparison service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers, auto insurance and personal finance products, primarily in the United Kingdom. The Interactive Services businesses earn revenue primarily from referral fees and commissions paid by participating online retailers and service providers.

The accounting policies of each of our business segments are those described in Note 2-Summary of Significant Accounting Policies.

Each of our segments may provide advertising, programming or other services to our other reportable segments. In addition, certain corporate costs and expenses, including information technology, pensions and other employee benefits, and other shared services, are allocated to our business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash, cash equivalents and other short-term investments, property and equipment primarily used for corporate purposes, and deferred income taxes.

Our chief operating decision maker (as defined by FAS 131) evaluates the operating performance of the reportable segments and makes decisions about the allocation of resources to the reportable segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. Lifestyle Media segment profits include equity in earnings of affiliates.

Information regarding our business segments is as follows:

(in thousands)	For the years ended December 31,
	2008	2007	2006
Segment operating revenues:
Lifestyle Media	$1,312,313	$1,184,901	$1,052,403
Interactive Services	278,407	256,364	271,066
Corporate	86
Intersegment eliminations	(169)

Total operating revenues	$1,590,637	$1,441,265	$1,323,469

Segment profit (loss):
Lifestyle Media	$647,557	$605,014	$517,572
Interactive Services	67,686	39,751	67,688
Corporate	(49,178)	(35,006)	(33,189)
Depreciation and amortization of intangibles	(73,937)	(86,694)	(70,705)
Write-down of goodwill and other intangible assets	(243,700)	(411,006)
Losses on disposal of property, plant and equipment	(788)	(687)	(564)
Interest expense	(14,207)	(36,770)	(54,045)
Gains (losses) on repurchases of debt	(26,380)	1,245	435
Miscellaneous, net	2,266	2,706	261

Income from continuing operations before income taxes and minority interests	$309,319	$78,553	$427,453

Depreciation:
Lifestyle Media	$24,330	$19,923	$16,688
Interactive Services	26,738	20,323	11,221
Corporate	259	1,002	1,111

Total depreciation	$51,327	$41,248	$29,020

Amortization of intangible assets:
Lifestyle Media	$3,979	$3,269	$3,305
Interactive Services	18,631	42,177	38,380

Total amortization of intangible assets	$22,610	$45,446	$41,685

	For the years ended December 31,
2006(in thousands)	2008	2007	2006
Additions to property, plant and equipment:
Lifestyle Media	$57,074	$35,306	$17,579
Interactive Services	20,684	35,564	21,534
Corporate	3,283	2,223	1,304

Total additions to property, plant and equipment	$81,041	$73,093	$40,417

Business acquisitions and other additions to long-lived assets:
Lifestyle Media	$290,871	$317,566	$286,130
Interactive Services			372,157
Corporate			4

Total	$290,871	$317,566	$658,291

Assets:
Lifestyle Media	$1,439,731	$1,404,188	$1,279,112
Interactive Services	324,994	607,351	1,037,262
Corporate	8,483	6,288	7,341

Total assets from continuing operations	1,773,208	2,017,827	2,323,715

Discontinued operations			61,237

Total assets	$1,773,208	$2,017,827	$2,384,952

No single customer provides more than 10% of our revenue. The Company earns international revenues from its Shopzilla and uSwitch businesses. It also earns international revenue from HGTV and Food Network programming in international markets. Approximately 91% of our international revenues, which were $73.7 million in 2008, were earned in United Kingdom markets.

Other additions to long-lived assets include investments, capitalized intangible assets, and Lifestyle Media’s capitalized programs and network launch incentives.

20. Commitments and Contingencies

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2008, were: 2009, $15.8 million; 2010, $13.7 million; 2011, $13.0 million; 2012, $13.1 million; 2013, $13.3 million; and later years, $45.5 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $23.0 million in 2008, $19.0 million in 2007 and $14.5 million in 2006.

In the ordinary course of business, we enter into long-term contracts to obtain satellite transmission rights or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2008, were: 2009, $47.2 million; 2010, $28.3 million; 2011, $15.5 million; 2012, $12.6 million; 2013, $11.2 million; and later years, $47.3 million. We expect these contracts will be replaced with similar contracts upon their expiration.

21. Capital Stock and Stock Compensation Plans

Capital Stock – SNI’s capital structure includes Common Voting Shares and Class A Common shares. The articles of incorporation provide that the holders of Class A Common shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors. The Common Voting Shares and Class A Common shares have equal dividend distribution rights.

Incentive Plans – In connection with the Separation, we implemented a new stock based compensation plan (Scripps Networks Interactive, Inc. 2008 Long-Term Incentive Plan) (the “Plan”) and registered 19,000,000 common shares available for issuance under the Plan. E. W. Scripps share based awards, which included stock options and restricted stock awards, held by our employees and certain former employees of E. W. Scripps were converted to equivalent share based awards of Scripps Networks Interactive, Inc. The conversions were based on the ratio of the market price of each company’s publicly traded common stock at the time of Separation. The Plan is administered by our Board of Directors. As of December 31, 2008, options with respect to 11,890,374 shares are outstanding under the Plan. In addition, a total of 365,990 restricted stock awards are outstanding under the Plan as of December 31, 2008.

The Plan provides for long-term performance compensation for key employees and members of the Board of Directors. A variety of discretionary awards for employees and non-employee directors are authorized under the Plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock awards and performance awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the fair market price of our common stock at date of grant and option terms are not expected to exceed ten years. The Plan expires in 2018, except for options then outstanding.

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 6.4 million as of December 31, 2008.

Stock Options – Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. Stock options granted to employees generally vest over a three year period, conditioned upon the individual’s continued employment through that period. Vesting of awards is immediately accelerated upon the retirement, death or disability of the employee or upon a change in control of the Company or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Options granted to employees prior to 2005 generally expire 10 years after grant, while options granted in 2005 and later generally have 8-year terms. Stock options granted to non-employee directors generally vest over a one-year period and have a 10-year term.

Compensation costs of stock options are estimated on the date of grant using a binomial lattice model. The weighted-average assumptions E. W. Scripps used in the model for pre-Separation grants in 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Weighted-average fair value of stock options granted	$9.18	$12.58	$12.75
Assumptions used to determine fair value:
Dividend yield	1.3%	1.0%	0.9%
Risk-free rate of return	3.1%	4.7%	4.6%
Expected life of options (years)	6.00	5.35	5.38
Expected volatility	19.3%	20.6%	21.3%

The weighted-average assumptions Scripps Networks Interactive, Inc. used in the model for post-Separation grants are as follows:

2008
Weighted-average fair value of stock options granted	$8.46
Assumptions used to determine fair value:
Dividend yield	0.8%
Risk-free rate of return	3.4%
Expected life of options (years)	5.45
Expected volatility	23.0%

Dividend yield considers our historical dividend yield paid and expected dividend yield over the life of the options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the valuation model. Expected volatility is based on a combination of historical share price volatility for a longer period and the implied volatility of exchange-traded options on our Class A Common shares.

The following table summarizes information about stock option transactions:

(shares in thousands)	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2007	—		—
Converted from E. W. Scripps awards related to our employees at June 30, 2008	6,033	$40.50	$19 - $49
Converted from E. W. Scripps awards related to E. W. Scripps employees at June 30, 2008	6,223	$37.17	$22 - $50
Granted in 2008	20	$40.70	$40.70
Exercised in 2008	(260)	$22.64	$19 - $37
Forfeited in 2008	(126)	$42.23	$37 - $48

Outstanding at December 31, 2008	11,890	$38.75	$20 - $50

Options exercisable at December 31, 2008	10,195	$38.57	$20 - $50

The following table presents additional information about exercises of stock options:

(in thousands)	For the years ended December 31,
	2008	2007	2006
Cash received upon exercise	$5,873	$3,257	$8,018
Intrinsic value (market value on date of exercise less exercise price)	4,068	1,447	3,446

Substantially all options granted prior to 2006 are exercisable. Options generally become exercisable over a three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

(dollars in millions, except per share amounts)
			Options Outstanding			Options Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Options on Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
1999 - expire in 2009	$21 - 23	0.29	220,357	$22.11	$2.5	220,357	$22.11	$2.5
2000 - expire in 2010	20 - 27	1.45	884,594	23.19	8.9	884,594	23.19	8.9
2001 - expire in 2011	27 - 33	2.52	1,056,124	30.00	3.5	1,056,124	30.00	3.5
2002 - expire in 2012	35 - 36	3.57	1,394,264	35.20	—	1,394,264	35.20	—
2003 - expire in 2013	37 - 43	4.43	1,495,589	37.44	—	1,495,589	37.44	—
2004 - expire in 2014	43 - 50	5.38	1,743,145	46.05	—	1,743,145	46.05	—
2005 - expire in 2013	43 - 48	4.47	1,524,060	43.82	—	1,524,060	43.82	—
2006 - expire in 2014	40 - 46	5.47	1,537,597	45.18	—	1,288,422	45.17	—
2007 - expire in 2015	38 - 46	6.36	1,084,673	44.86	—	588,111	44.45	—
2008 - expire in 2016	39 - 43	7.38	949,971	40.08	—	471	39.80	—

Total	$20 - 50	4.13	11,890,374	$38.75	$14.9	10,195,137	$38.57	$14.9

Restricted Stock – Awards of Class A Common shares (“restricted stock”) generally require no payment by the employee. Restricted stock awards generally vest over a three-year period, conditioned upon the individual’s continued employment through that period. The vesting of certain awards may also be accelerated if certain performance targets are met. Vesting of awards is immediately accelerated upon the retirement, death or disability of the employee or upon a change in control of SNI or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the shares are entitled to all the rights of an outstanding share. There are no post-vesting restrictions on shares granted to employees and non-employee directors.

At the election of the employee, restricted stock awards may be converted to restricted stock units (“RSU”) prior to vesting. RSUs are convertible into equal number of Class A Common shares at a specified time or times or upon the occurrence of a specified event, such as upon retirement, at the election of the employee.

Performance share awards represent the right to receive a grant of restricted shares if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded. There are no performance share awards outstanding at December 31, 2008.

Information related to restricted stock transactions is presented below:

		Grant Date Fair Value
(shares in thousands)	Number of Shares	Weighted Average	Range of Prices
Unvested shares at December 31, 2007	—		—
Converted from E. W. Scripps awards related to our employees at June 30, 2008	273	$45.43	$41 - $50
Converted from E. W. Scripps awards related to E. W. Scripps employees at June 30, 2008	142	$45.20	$42 - $49
Shares awarded in 2008	19	$36.00	$25 - $40
Shares vested in 2008	(52)	$46.51	$41 - $50
Shares forfeited in 2008	(16)	$45.45	$42 - $49

Unvested shares at December 31, 2008	366	$44.71	$25 - $49

The following table presents additional information about restricted stock vesting:

(in thousands)	For the years ended December 31,
	2008	2007	2006
Fair value of shares vested	$1,225	$5,373	$6,863

Stock-Based Compensation – In accordance with FAS 123(R), compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as share options, is measured using a lattice-based binomial model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

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

For periods presented prior to the Separation, stock-based compensation expense attributable to employees of the Company has been allocated in the consolidated and combined statements of operations. In addition, stock-based compensation expense attributable to E. W. Scripps corporate employees has been allocated to the Company based on revenue. For periods after the separation, stock-based compensation costs represent expenses from newly issued SNI awards and expenses from E. W. Scripps awards converted to equivalent share based awards in SNI stock. A summary of stock-based compensation costs is as follows:

(in thousands)	For the years ended December 31,
	2008	2007	2006
Allocated stock-based compensation costs	$8,157	$21,300	$21,100
Compensation cost on SNI stock awards	11,035

Total stock-based compensation costs	$19,192	$21,300	$21,100

As of December 31, 2008, $7.4 million of total unrecognized stock-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years. In addition, $3.7 million of total unrecognized stock-based compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.6 years.

As a result of the distribution of SNI to the shareholders of E. W. Scripps, SNI employees holding share-based equity awards, including share options and restricted shares, have received modified awards in our Company’s stock. In accordance with FAS 123(R), a charge of $4.9 million was recorded at the time of modification related to our employees. As of December 31, 2008, the modification also created approximately $2.3 million of unrecognized stock based compensation associated with our unvested stock options which is expected to be recognized over a range of 1 to 3 years.

22. Summarized Quarterly Financial Information (Unaudited)

Summarized financial information is as follows:

(in thousands, except per share data) 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$388,332	$416,074	$374,711	$411,520	$1,590,637
Costs and expenses	(234,678)	(235,077)	(239,677)	(230,638)	(940,070)
Depreciation and amortization of intangible assets	(17,710)	(18,257)	(18,635)	(19,335)	(73,937)
Write-down of Shopzilla goodwill				(243,700)	(243,700)
Gains (losses) on disposal of PP&E	(764)	(71)		47	(788)
Interest expense	(5,821)	(5,289)	(2,199)	(898)	(14,207)
Equity in earnings of affiliates	3,676	5,083	5,418	1,321	15,498
Losses on repurchases of debt		(26,380)			(26,380)
Miscellaneous, net	(1,143)	226	1,547	1,636	2,266
Provision for income taxes	(43,120)	(58,604)	(44,517)	(47,130)	(193,371)
Minority interests	(22,267)	(24,433)	(19,321)	(26,370)	(92,391)

Net income (loss)	$66,505	$53,272	$57,327	$(153,547)	$23,557

Net income (loss) per share of common stock:
Basic	$.41	$.33	$.35	$(.94)	$.14
Diluted	$.41	$.33	$.35	$(.94)	$.14

Weighted average shares outstanding:
Basic	163,466	163,466	163,152	163,338	163,245
Diluted	163,466	163,466	164,472	163,338	164,131

Cash dividends per share of common stock			$.08	$.08	$.15

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$332,413	$367,170	$343,965	$397,717	$1,441,265
Costs and expenses	(219,113)	(209,183)	(210,028)	(210,785)	(849,109)
Depreciation and amortization of intangible assets	(23,433)	(21,085)	(20,226)	(21,950)	(86,694)
Write-down of uSwitch goodwill and other intangible assets				(411,006)	(411,006)
Losses on disposal of PP&E	(68)	(196)	(368)	(55)	(687)
Interest expense	(10,086)	(10,212)	(8,810)	(7,662)	(36,770)
Equity in earnings of affiliates	3,970	4,552	3,613	5,468	17,603
Gains on repurchases of debt		317	928		1,245
Miscellaneous, net	70	1,543	573	520	2,706
Provision for income taxes	(25,560)	(41,552)	(34,216)	(25,059)	(126,387)
Minority interests	(17,929)	(20,906)	(17,974)	(25,725)	(82,534)

Income (loss) from continuing operations	40,264	70,448	57,457	(298,537)	(130,368)
Income (loss) from discontinued operations, net of tax	4,012	(230)	441	(262)	3,961

Net income (loss)	$44,276	$70,218	$57,898	$(298,799)	$(126,407)

Net income (loss) per basic share of common stock:
Income (loss) from continuing operations	$.25	$.43	$.35	$(1.83)	$(.80)
Income (loss) from discontinued operations	.02	(.00)	.00	(.00)	.02

Net income (loss) per basic share of common stock	$.27	$.43	$.35	$(1.83)	$(.77)

Net income (loss) per diluted share of common stock:
Income (loss) from continuing operations	$.25	$.43	$.35	$(1.83)	$(.80)
Income (loss) from discontinued operations	.02	(.00)	.00	(.00)	.02

Net income (loss) per diluted share of common stock	$.27	$.43	$.35	$(1.83)	$(.77)

Weighted average shares outstanding:
Basic	163,466	163,466	163,466	163,466	163,466
Diluted	163,466	163,466	163,466	163,466	163,466

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

Scripps Networks Interactive, Inc.

Index to Consolidated and Combined Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007 and 2006				Schedule II

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands)				Increase
Classification	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	(Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period
Allowance for Doubtful Accounts Receivable Year Ended December 31:
2008	$3,945	$2,384	$849		$5,480

2007	10,444	2,075	8,574		3,945

2006	13,887	876	4,319		10,444

S-2

Scripps Networks Interactive, Inc.

Index to Exhibits

Exhibit Number	Description of Item	Footnote	Exhibit No Incorporated

2.1	Separation and Distribution Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(1)	2.01

3.1	Amended and Restated Articles of Incorporation of Scripps Networks Interactive, Inc.

3.2	Amended and Restated Code of Regulations of Scripps Networks Interactive, Inc.

4.1	Specimen Certificate of Class A Common Shares of Scripps Networks Interactive, Inc.	(5)	4.1

10.1	Transition Services Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.11

10.2	Tax Allocation Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.13

10.3	Employee Matters Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.12

10.4	2008 Long-Term Incentive Plan	(5)	10.4

10.5	Form of Nonqualified Stock Option Agreement	(4)	10.4

10.6	Form of Performance-Based Restricted Share Award Agreement	(5)	10.6

10.7	Form of Restricted Share Award Agreement	(5)	10.7

10.8	Form of Performance-Based Restricted Stock-Unit Agreement	(4)	10.3

10.9	Executive Annual Incentive Plan	(5)	10.9

10.10	Executive Deferred Compensation Plan	(5)	10.10

10.11	2008 Deferred Compensation and Stock Plan for Directors	(5)	10.11

10.12	Executive Change in Control Plan (as amended and restated on February 19, 2009)	(4)	10.2

10.13	Assignment and Assumption Agreement and Consent for Kenneth W. Lowe	(5)	10.13

10.20	Supplemental Executive Retirement Plan	(5)	10.20

10.21	Employee Stock Purchase Plan	(5)	10.21

10.22	Scripps Family Agreement	(5)	10.22

10.30	Employment Agreement between the Company and Kenneth W. Lowe	(6)	10.63

10.30.B	Amendment No. 2 to Employment Agreement between the Company and Kenneth W. Lowe	(7)	10.63.B

10.30.C	Amendment No. 3 to Employment Agreement between the Company and Kenneth W. Lowe	(8)	10.63.C

10.30.D	Amendment No. 4 to Employment Agreement between the Company and Kenneth W. Lowe

10.30.E	Amendment No. 5 to Employment Agreement between the Company and Kenneth W. Lowe	(4)	10.1

Scripps Networks Interactive, Inc.

Index to Exhibits (continued)

Exhibit Number	Description of Item	Footnote	Exhibit No Incorporated

10.31	Employment Agreement between the Company and Anatolio B. Cruz III	(3)	10.31

10.32	Employment Agreement between the Company and Joseph G. NeCastro	(3)	10.32

10.33	Employment Agreement between the Company and Mark S. Hale	(3)	10.33

10.34	Employment Agreement between the Company and John F. Lansing	(3)	10.34

10.40	Five-Year Competitive Advance and Revolving Credit Facility Agreement	(2)	10.20

14	Code of Ethics for CEO and Senior Financial Officers	(5)	14

21	Material Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

(1)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 12, 2008.

(2)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 30, 2008.

(3)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

(4)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated February 19, 2009.

(5)	Incorporated by reference to Registration Statement on Form 10 dated June 11, 2008.

(6)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(8)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 31, 2007.