Form 10-Q
period 2009-03-31
Scripps Networks Interactive, Inc.
filed 2009-05-08
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒            No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐            No  ☐

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

Yes  ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2009 there were 127,925,306 of the Registrant’s Class A Common shares outstanding and 36,398,226 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

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

We are involved in litigation arising in the ordinary course of business none of which is expected to result in material loss.

ITEM 1A.	RISK FACTORS

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 to be the most significant and there have been no material changes.

3

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Under a share repurchase program authorized by the Board of Directors on July 29, 2008, we were authorized to repurchase up to 5 million Class A Common shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: May 8, 2009	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

5

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,
(in thousands)	2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,641	$9,970
Short-term investments	3,587	2,703
Accounts and notes receivable (less allowances: 2009—$4,842; 2008—$5,480)	330,747	372,736
Programs and program licenses	241,899	238,319
Other current assets	15,067	14,296

Total current assets	599,941	638,024
Investments	39,966	40,279
Property, plant and equipment, net	205,104	201,512
Goodwill	424,213	424,213
Other intangible assets, net	105,032	110,810
Programs and program licenses (less current portion)	224,542	235,967
Unamortized network distribution incentives	98,544	107,796
Other non-current assets	17,586	14,607

Total Assets	$1,714,928	$1,773,208

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,648	$14,960
Program rights payable	14,706	15,240
Customer deposits and unearned revenue	11,818	11,045
Employee compensation and benefits liability	19,014	35,451
Accrued marketing and advertising costs	13,919	18,671
Other accrued liabilities	90,998	70,927

Total current liabilities	168,103	166,294
Deferred income taxes	129,381	134,261
Long-term debt		80,000
Other liabilities (less current portion)	109,590	104,239

Total liabilities	407,074	484,794

Redeemable noncontrolling interest (Note 9)	9,400	9,400

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 2009—127,485,838 shares; 2008—127,184,107 shares	1,275	1,272
Voting—authorized: 60,000,000 shares; issued and outstanding: 2009—36,398,226 shares; 2008—36,568,226 shares	364	366

Total	1,639	1,638
Additional paid-in capital	1,225,082	1,219,930
Retained earnings (deficit)	(72,942)	(120,774)
Accumulated other comprehensive income	30,642	31,487

Total SNI shareholders’ equity	1,184,421	1,132,281
Noncontrolling interests	114,033	146,733

Total equity	1,298,454	1,279,014

Total Liabilities and Equity	$1,714,928	$1,773,208

See notes to condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS ( UNAUDITED )

	Three months ended March 31,
(in thousands, except per share data)	2009	2008
Operating Revenues:
Advertising	$225,375	$236,154
Referral fees	49,792	76,504
Network affiliate fees, net	79,075	67,430
Other	6,975	8,244

Total operating revenues	361,217	388,332

Costs and Expenses:
Employee compensation and benefits	63,948	68,016
Programs and program licenses	71,179	64,997
Marketing and advertising	37,393	55,898
Other costs and expenses	49,422	45,767

Total costs and expenses	221,942	234,678

Depreciation, Amortization, and Losses:
Depreciation	14,293	12,211
Amortization of intangible assets	5,649	5,499
Losses on disposal of property, plant and equipment	71	764

Total depreciation, amortization, and losses	20,013	18,474

Operating income	119,262	135,180
Interest expense	(330)	(5,821)
Equity in earnings of affiliates	2,093	3,676
Miscellaneous, net	(713)	(1,143)

Income from operations before income taxes	120,312	131,892
Provision for income taxes	40,413	43,120

Net income	79,899	88,772
Less: net income attributable to noncontrolling interests	19,771	22,267

Net income attributable to SNI common shareholders	$60,128	$66,505

Net income attributable to SNI common shareholders per share of common stock:
Net income attributable to SNI common shareholders per basic share of common stock	$.37	$.41
Net income attributable to SNI common shareholders per diluted share of common stock	$.37	$.41

See notes to condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS ( UNAUDITED )

	Three months ended March 31,
(in thousands)	2009	2008

Cash Flows from Operating Activities:
Net income	$79,899	$88,772
Depreciation and other intangible assets amortization	19,942	17,710
Programs and program licenses costs	71,179	62,600
Program payments	(63,868)	(74,053)
Amortization of network distribution costs	9,342	8,257
Capitalized network distribution incentives	(1,764)	(1,678)
Equity in earnings of affiliates	(2,093)	(3,676)
Dividends received from equity investments	3,263	1,668
Stock and deferred compensation plans	4,807	4,744
Deferred income taxes	5,190	10,847
Prepaid and accrued pension expense	2,229	2,156
Changes in certain working capital accounts:
Accounts receivable	41,861	(10,192)
Other assets	(781)	(3,384)
Accounts payable	2,736	6,075
Accrued employee compensation and benefits	(16,038)	(16,382)
Accrued income taxes	31,548	(6,250)
Other liabilities	(26,864)	(1,345)
Other, net	1,951	6,773

Net operating activities	162,539	92,642

Cash Flows from Investing Activities:
Acquisitions of property, plant and equipment	(17,929)	(11,865)
Increase in short-term investments	(942)
Other, net	(76)	(102)

Net investing activities	(18,947)	(11,967)

Cash Flows from Financing Activities:
Increase in long-term debt		8,941
Payments on long-term debt	(80,000)	(40,000)
Dividends paid	(12,296)
Dividends paid to noncontrolling interest	(52,724)	(56,183)
Change in parent company investment, net		40,897
Proceeds from employee stock options	2,695
Other, net	(2,132)	(2,855)

Net financing activities	(144,457)	(49,200)

Effect of exchange rate changes on cash and cash equivalents	(464)	166

Increase (decrease) in cash and cash equivalents	(1,329)	31,641

Cash and cash equivalents:
Beginning of year	9,970	12,532

End of period	$8,641	$44,173

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$234	$5,640
Income taxes paid	397	43,105

See notes to condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF ACCUMULATED

OTHER COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

	SNI Shareholders					Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest (Temporary Equity)
(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Parent Company’s Net Investment	Accumulated Other Comprehensive Income
Balance as of December 31, 2007 (as previously reported)				$971,889	$41,399	$138,498	$1,151,786
Adoption of EITF D-98				(23,400)			(23,400)	$23,400

Balance as of December 31, 2007 (as adjusted)				948,489	41,399	138,498	1,128,386	23,400
Net income				66,505		22,267	88,772
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of $570					(962)		(962)
Pension liability adjustment, net of tax of $151					(258)		(258)
Other comprehensive income (loss)							(1,220)
Total comprehensive income:							87,552
Net transfer from parent				45,450			45,450
Dividends paid to noncontrolling interest						(56,183)	(56,183)

Balance as of March 31, 2008				$1,060,444	$40,179	$104,582	$1,205,205	$23,400

Balance as of December 31, 2008	$1,638	$1,219,930	$(120,774)		$31,487	$146,733	$1,279,014	$9,400
Net income			60,128			20,129	80,257	(358)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of $281					(926)	(105)	(1,031)
Pension liability adjustment, net of tax of $261					81		81
Other comprehensive income (loss)							(950)

Total comprehensive income:							79,307
Redeemable noncontrolling interest fair value adjustment		(358)					(358)	358
Dividends paid to noncontrolling interest						(52,724)	(52,724)
Dividends: declared and paid—$.075 per share			(12,296)				(12,296)
Convert 170,000 Voting Shares to Class A Common Shares
Compensation plans, net: 180,944 shares issued; 49,213 shares repurchased	1	6,749					6,750
Tax benefits of compensation plans		(1,239)					(1,239)

Balance as of March 31, 2009	$1,639	$1,225,082	$(72,942)		$30,642	$114,033	$1,298,454	$9,400

See notes to condensed consolidated and combined financial statements.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1.	Separation and Basis of Presentation

The Separation

Scripps Networks Interactive, Inc. was formed on July 1, 2008 and became a publicly traded company as the result of the separation of The E. W. Scripps Company (our “Former Parent” or “E. W. Scripps”) into two publicly traded companies (the “Separation”). The Separation was completed through a tax free distribution of Scripps Networks Interactive shares to E. W. Scripps shareholders following the close of business on June 30, 2008.

Basis of Presentation

The financial statements for periods prior to June 30, 2008 reflect the combined financial position, results of operations and cash flows of the Scripps Networks and Interactive Media businesses of E. W. Scripps. The financial statements for periods as of and subsequent to June 30, 2008 reflect the consolidated financial position, results of operations and cash flows for the Company. Various agreements between SNI and E. W. Scripps became effective as of July 1, 2008 as further described in Note 10—Related Party Transactions.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated and combined statements of operations, cash flows, accumulated other comprehensive income and shareholders’ equity include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

The condensed consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements and the related notes should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in our 2008 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation, including changes from the adoption of Financial Accounting Standards Board (“FASB”) Financial Accounting Standard (“FAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FAS 160”) and Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities” (“Topic No. D-98”).

For periods prior to the July 1, 2008 Separation date, the condensed combined statements of operations reflect certain general corporate overhead expenses and interest expenses allocated by E. W. Scripps to the Company. Management believes that such allocations were reasonable; however, these costs are not indicative of the actual results of the Company had the Company been operating as a separate, stand-alone public company for the periods presented. Refer to Note 10—Related Party Transactions, for further information regarding the allocated expenses.

Interim results are not necessarily indicative of the results that may be expected for any future interim periods or for a full year.

2.	Shareholders’ Equity and Earnings per Share

The computation of basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The calculation of basic and diluted EPS and shares outstanding for the periods presented prior to July 1, 2008 is based on the number of shares outstanding at June 30, 2008. There is no dilutive impact from common stock equivalents for periods prior to July 1, 2008, as we had no dilutive equity awards outstanding. The dilutive effect of our share-based awards issued in connection with the conversion (refer to Note 11—Stock Based Compensation for further discussion of conversion of E. W. Scripps awards upon separation) and for future Company grants are included in the computation of diluted EPS in periods subsequent to June 30, 2008.

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended March 31,
(in thousands)	2009	2008
Weighted-average shares outstanding:
Basic	163,516	163,466
Share options and restricted share awards	391

Diluted weighted-average shares outstanding	163,907	163,466

Anti-dilutive share awards	11,764

For 2009, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

3.	Accounting Changes and Recently Issued Accounting Standards

Accounting changes

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. FAS 141(R) also established expanded disclosure requirements for business combinations. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The statement will be applied prospectively to business combinations that occur subsequent to our January 1, 2009 effective date except for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. FAS 141(R) amends FAS No. 109, “Accounting for Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).

In December 2007, the FASB issued FAS 160 which established accounting and reporting standards for the noncontrolling interest in a subsidiary. FAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Upon adoption of FAS 160 on January 1, 2009, we report our noncontrolling interests (previously reported as minority interest liability) as a separate component of shareholders’ equity. We also present net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in the condensed consolidated and combined statements of operations. FAS 160 requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements of FAS 160 are to be applied prospectively. The adoption of this standard as of January 1, 2009 increased our total equity $146.7 million.

The Company adopted Topic No. D-98 in conjunction with our adoption of FAS 160. This standard is applicable for all noncontrolling interests where the Company is subject to a put option under which it may be required to repurchase an interest in a consolidated subsidiary from the noncontrolling interest holder. The Company is currently subject to a redeemable put option for a residual interest in FLN which expires in 2016 and for which redemption value equals fair value as of March 31, 2009. The transition guidance for the adoption of Topic No. D-98 requires these redemption rights to be recorded retrospectively for all periods presented with the offset being recorded against a company’s additional paid-in capital or retained earnings balance. At March 31, 2009, our condensed consolidated balance sheets include a redeemable noncontrolling interest balance of $9.4 million.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009 of FSP 142-3 did not have a material impact on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method as described in FAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for us on January 1, 2009, and prior-period EPS data would be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132(R) (“FAS 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 also includes a technical amendment to FAS 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS 132(R)-1. We are currently evaluating the impact of this standard on our financial statements.

4.	Fair Value Measurement

We adopted FAS No. 157, “Fair Value Measurements” (“FAS 157”), as of January 1, 2008, with the exception of the application of the standard to non-recurring, nonfinancial assets and liabilities which we adopted as of January 1, 2009. The adoption of FAS 157 did not have a material impact on our fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets that are measured at fair value on a recurring basis at March 31, 2009:

	March 31, 2009
(in thousands)	Total	Level 1		Level 2	Level 3
Assets:
Short-term investments	$3,587		$3,587	$	$

Temporary equity:
Redeemable noncontrolling interest	$9,400	$		$		$9,400

The fair value of the redeemable noncontrolling interest was determined based upon our best estimate of a negotiated value. The fair value of the redeemable noncontrolling interest was also $9.4 million as of December 31, 2008 (refer to Note 9—Redeemable Noncontrolling Interest for additional information).

5.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of
	March 31,	December 31,
(in thousands)	2009	2008
Goodwill	$424,213	$424,213

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415
Customer lists	185,568	187,090
Copyrights and other trade names	44,788	45,235
Other	29,254	29,433

Total carrying amount	303,025	305,173

Accumulated amortization:
Acquired network distribution	(14,069)	(13,377)
Customer lists	(133,930)	(132,350)
Copyrights and other trade names	(30,155)	(29,933)
Other	(19,839)	(18,703)

Total accumulated amortization	(197,993)	(194,363)

Total other intangible assets, net	105,032	110,810

Total goodwill and other intangible assets	$529,245	$535,023

Goodwill and activity related to amortizable intangible assets by business segment were as follows:

	As of
(in thousands)	March 31, 2009	December 31, 2008
Goodwill:
Lifestyle Media	$268,195	$268,195
Interactive Services	156,018	156,018

Total goodwill	$424,213	$424,213

	Lifestyle Media	Interactive Services	Total
(in thousands)
Amortizable intangible assets:
Balance as of December 31, 2008	$38,175	$72,635	$110,810
Other additions	15		15
Foreign currency translation adjustment		(144)	(144)
Amortization	(1,184)	(4,465)	(5,649)

Balance as of March 31, 2009	$37,006	$68,026	$105,032

Estimated amortization expense of intangible assets for each of the next five years is as follows: $17.1 million for the remainder of 2009, $19.6 million in 2010, $18.4 million in 2011, $13.8 million in 2012, $8.4 million in 2013, $6.7 million in 2014 and $21.0 million in later years.

6.	Other Accrued Current Liabilities

Other accrued current liabilities consisted of the following:

	As of
(in thousands)	March 31, 2009	December 31, 2008
Accrued rent	$11,227	$10,887
Payable to E. W. Scripps		13,543
Accrued license and copyright fees	3,210	2,975
Accrued taxes	32,877
Accrued expenses	43,684	43,522

Total	$90,998	$70,927

Accrued expenses include outstanding checks that are reported as a current liability in the accompanying condensed consolidated balances sheets.

7.	Long-Term Debt

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility (the “Revolving Credit Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. Borrowings under the Revolving Credit Facility are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. There were no outstanding borrowings under the Revolving Credit Facility at March 31, 2009. Borrowings under the Revolving Credit Facility totaled $80 million at December 31, 2008. The agreement includes certain affirmative and negative covenants, including maintenance of a minimum leverage ratio. We were in compliance with all debt covenants as of March 31, 2009. The weighted-average interest rate on borrowings under the Revolving Credit Facility was 0.7% at December 31, 2008.

E. W. Scripps utilized a centralized approach to cash management to finance its operations. Based on the historical funding requirements of the Company, specifically the costs to fund acquisitions, fund investments in programming and otherwise support the expansion of Scripps Networks Interactive businesses, all E. W. Scripps third party debt and related interest expense was allocated to the Company for periods prior to June 30, 2008. Management believes the allocation basis for debt and interest expense was reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had the Company been operating as an independent publicly-traded company for the periods presented.

As of March 31, 2009, we had outstanding letters of credit totaling $1.8 million.

8.	Other Liabilities

Other liabilities consisted of the following:

	As of
	March 31, 2009	December 31, 2008
(in thousands)
Liability for pension and post employment benefits	$46,521	$ 44,558
Network distribution incentives		992
Deferred compensation	10,019	9,814
Liability for uncertain tax positions	48,899	46,039
Other	4,151	2,836

Other liabilities (less current portion)	$109,590	$104,239

9.	Redeemable Noncontrolling Interest

A noncontrolling interest holds an approximate 6% residual interest in Fine Living Network (“FLN”). The noncontrolling interest of FLN has the right to require us to repurchase its interest and we have an option to acquire its interest. The noncontrolling interest will receive fair market value for its interest at the time its option is exercised. The put options on the remaining noncontrolling interest are currently exercisable. The call options become exercisable in 2016. Historically, we did not record the value of these redemption rights in our balance sheet as we believed that the measurement guidance of Topic No. D-98 did not apply to redeemable noncontrolling interests. Topic No. D-98 requires that any securities that are redeemable for cash or other assets at the option of the holder not solely within the control of the issuer, must be classified outside of permanent equity in a company’s balance sheet.

In 2008, the Securities and Exchange Commission clarified that Topic No. D-98 is applicable to noncontrolling interests and provided transition guidance that the measurement provisions of Topic No. D-98 should be applied to redeemable noncontrolling interests no later than the effective date of FAS 160. The transition guidance also requires that the recording of these redemption rights be recorded retrospectively for all periods presented with the offset being recorded against a company’s additional paid-in capital or retained earnings balance. At March 31, 2009 and December 31, 2008, our condensed consolidated balance sheets include a redeemable noncontrolling interest balance of $9.4 million.

10.	Related Party Transactions

Debt and Related Items

The Company was allocated the entire amount of consolidated debt and net interest expense of E. W. Scripps prior to June 30, 2008. Refer to Note 7 —Long-Term Debt, for further information regarding these allocations.

Allocated Expenses

For periods prior to our separation from E. W. Scripps on July 1, 2008, the Company was allocated general corporate overhead expenses from E. W. Scripps for corporate-related functions based on a pro-rata percentage of E. W. Scripps’ combined net revenue, headcount and usage. General corporate overhead expenses primarily related to centralized corporate functions, including finance, legal, internal audit, human resources, information technology, and various other functions historically provided by E. W. Scripps. For the first three months of 2008, the Company was allocated $14.6 million of general corporate overhead expenses incurred by E. W. Scripps.

As discussed in Note 1—Separation and Basis of Presentation, the Company believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses from E. W. Scripps were reasonable. However, such expenses are not indicative of the actual level of expenses that would have been incurred by the Company if it operated as an independent, publicly-traded company for those periods presented.

Agreements with E. W. Scripps

In connection with the Separation, the following agreements between SNI and E. W. Scripps became effective on July 1, 2008:

•	Separation and Distribution Agreement

•	Transition Services Agreement

•	Employee Matters Agreement

•	Tax Allocation Agreement

Separation and Distribution Agreement

The Separation and Distribution Agreement sets forth the agreements between E. W. Scripps and the Company with respect to the principal corporate transactions required to effect the separation and the distribution of the Company’s shares to E. W. Scripps’ shareholders and other agreements governing the relationship between E. W. Scripps and the Company. The distribution agreement provides that SNI and E. W. Scripps and its subsidiaries (other than Scripps Networks Interactive and its subsidiaries) will release and discharge each other from all liabilities, of any sort, including in connection with the transactions contemplated by the distribution agreement, except as expressly set forth in the agreement. The releases do not release any party from, among other matters, liabilities assumed or allocated to the party pursuant to the distribution agreement or the other agreements entered into in connection with the separation or from the indemnification and contribution obligations under the distribution agreement or such other agreements.

Transition Services Agreement

The Transition Services Agreement provides for E. W. Scripps and SNI to provide services to each other on a compensated basis for a period of up to two years. Compensation will be on an arms-length basis. E. W. Scripps will provide services or support to SNI, including information technology, human resources, accounting and finance, and facilities. The Company has incurred expenses of $1.8 million for the three months ended March 31, 2009 related to these services, which are reported in other costs and expenses in the condensed consolidated and combined statements of operations. Scripps Networks Interactive will provide information technology support and services to E. W. Scripps. The Company has recorded $.5 million of revenue related to these services for the three months ended March 31, 2009, which are reported in other revenues in the condensed consolidated and combined statements of operations.

Employee Matters Agreement

The Employee Matters Agreement provides for the allocation of the liabilities and responsibilities relating to employee compensation and benefit plans and programs, including the treatment of outstanding incentive awards, deferred compensation obligations and retirement and welfare benefit obligations between E. W. Scripps and Scripps Networks Interactive. The agreement provides that E. W. Scripps and Scripps Networks Interactive will each be responsible for all employment and benefit related obligations and liabilities for employees that work for the respective companies. The agreement also sets forth the transfer of account balances or actuarially determined values of assets and liabilities for SNI employees to the benefit plans of SNI.

Tax Allocation Agreement

The Tax Allocation Agreement sets forth the allocations and responsibilities of E. W. Scripps and SNI with respect to liabilities for federal, state, local and foreign income taxes for periods before and after the spin-off, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally E. W. Scripps and Scripps Networks Interactive will be responsible for income taxes for periods before the spin-off for their respective businesses.

Other Agreements

E. W. Scripps and SNI have also entered into various other agreements which management believes have been negotiated on an arm’s length basis and that individually or in the aggregate do not constitute material agreements.

11.	Stock Based Compensation

In connection with the Separation, we implemented a new stock based compensation plan (Scripps Networks Interactive, Inc. 2008 Long-Term Incentive Plan) (the “Plan”) and registered 19,000,000 common shares available for issuance under the Plan. E. W. Scripps share based awards, which included stock options and restricted stock awards, held by our employees and certain former employees of E. W. Scripps were converted to equivalent share based awards of Scripps Networks Interactive, Inc. The conversions were based on the ratio of the market price of each company’s publicly traded common stock at the time of Separation. The Plan is administered by our Board of Directors. As of March 31, 2009, options with respect to 13,168,938 shares are outstanding under the Plan. In addition, a total of 266,996 restricted stock awards are outstanding under the Plan as of March 31, 2009.

In accordance with FAS No. 123(R), “Share-Based Payment”, compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as share options, is measured using a lattice-based binomial model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share. All stock-based compensation costs are presented in employee compensation and benefits expenses.

Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. The following weighted-average assumptions were used for the three months ended March 31, 2009:

Weighted-average fair value of stock options granted	$6.04
Assumptions used to determine fair value:
Dividend yield	1.46%
Risk-free rate of return	1.9%
Expected life of options (years)	5.0
Expected volatility	34.0%

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

	Three months ended March 31,
(in thousands)	2009	2008
Allocated stock-based compensation costs		$4,744
Compensation cost on SNI stock awards	$4,937

Total stock-based compensation costs	$4,937	$4,744

In February 2009, the Company made stock compensation grants, which included 1.4 million stock options and 0.2 million performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified market and/ or performance conditions attained.

In April 2009, the Company’s shareholders approved a stock option exchange program (“Exchange Program”) that was previously authorized by the Company’s Board of Directors. The Exchange Program will permit current employees and directors of the Company the opportunity to exchange outstanding stock options with a strike price in excess of $30 for a lesser number of restricted Class A Common Shares that are of the same value as the options. Approximately 5.6 million stock options are eligible for the Exchange Program.

Additional compensation expense will be recognized in the second quarter of 2009 to the extent that the price of the Class A Common Shares on the closing date for the exchange offer is higher than it was on the date the exchange ratio was established. The amount of this incremental expense, if any, will be determinable only at the time restricted shares are issued at the closing of the exchange offer and any incremental expense will be recognized at the time of the issuance. In addition, compensation expense related to stock options surrendered in the Exchange Program will continue to be recognized by the Company over the original service period of those options, but will not be accelerated by the Exchange Program.

12.	Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of the expense consisted of the following:

	Three months ended March 31,
(in thousands)	2009	2008
Service cost	$1,309	$1,283
Interest cost	932	972
Expected return on plan assets, net of expenses	(456)	(897)
Amortization and deferrals, net	163	65

Total for defined benefit plans	1,948	1,423
Supplemental executive retirement plan (“SERP”)	1,188	1,295
Defined contribution plans	1,025	1,072

Total	$4,161	$3,790

We contributed $0.9 million to fund current benefit payments for our non-qualified SERP plan during the first quarter of 2009. We anticipate contributing $0.2 million to fund the SERP’s benefit payments during the remainder of fiscal 2009. We anticipate making a $0.8 million contribution to meet the minimum funding requirements for our defined benefit pension plans in 2009.

13.	Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Lifestyle Media includes five national television networks and their affiliated Web sites, HGTV, Food Network, DIY Network (“DIY”), FLN and Great American Country (“GAC”). Our networks also operate internationally through licensing agreements and joint ventures with foreign entities. We own approximately 69% of Food Network and approximately 94% of FLN. Each of our networks is distributed by cable and satellite television systems. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Interactive Services includes the online comparison shopping services, Shopzilla, BizRate and uSwitch. Shopzilla and BizRate are product comparison shopping services that help consumers find products offered for sale on the Web by online retailers. Shopzilla and BizRate also operate a Web-based consumer feedback network which collects consumer reviews of stores and products each year. uSwitch operates an online service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers, auto insurance and personal finance products, primarily in the United Kingdom. The Interactive Services businesses earn revenue primarily from referral fees and commissions paid by participating online retailers and service providers.

Our chief operating decision maker (as defined by FAS No. 131, “Segment Reporting”) evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our business segments is as follows:

	Three months ended March 31,
(in thousands)	2009	2008
Segment operating revenues:
Lifestyle Media	$310,685	$310,836
Interactive Services	50,573	77,496
Intersegment eliminations	(41)

Total operating revenues	$361,217	$388,332

Segment profit (loss):
Lifestyle Media	$146,076	$143,372
Interactive Services	7,033	20,985
Corporate	(13,834)	(10,703)

Depreciation and amortization of intangibles	(19,942)	(17,710)
Losses on disposal of property, plant and equipment	(71)	(764)
Interest expense	(330)	(5,821)
Equity in earnings of affiliates	2,093	3,676
Miscellaneous, net	(713)	(1,143)

Income from operations before income taxes	$120,312	$131,892

	As of
	March 31, 2009	December 31, 2008
(in thousands)
Assets:
Lifestyle Media	$1,395,711	$1,439,731
Interactive Services	305,632	324,994
Corporate	13,585	8,483

Total assets	$1,714,928	$1,773,208

No single customer provides more than 10% of our revenue. The Company earns international revenues from its Shopzilla and uSwitch businesses. It also earns international revenue from HGTV and Food Network programming in international markets. Approximately 60% of our international revenues, which were $13.2 million for the year-to-date period of 2009, were earned in United Kingdom markets.

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

We manage our operations through two reportable operating segments: (i) Lifestyle Media, which includes our national television networks, HGTV, Food Network, DIY, FLN, GAC, and SN Digital which includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food or shelter related categories such as RecipeZaar.com, HGTVPro.com and FrontDoor.com; and (ii) Interactive Services, which includes online comparison shopping and consumer information services, Shopzilla, BizRate and uSwitch.

Operating revenues for the first quarter of 2009 decreased 7% to $361 million compared with $388 million for the same period in 2008. Segment profit for the first quarter of 2009 was $139 million compared with $154 million for the same period in 2008, a 9% decrease.

Lifestyle Media revenues were $311 million in the first quarter of 2009 and first quarter of 2008. The economic recession and its corresponding effect on advertising sales resulted in a 4.6% decline in advertising revenue during the first quarter of 2009 compared with the first quarter of 2008. However, we continue to experience positive ratings and viewership trends at our networks. Food Network delivered strong ratings growth and had its best quarter historically in both prime time and total day impressions. At HGTV, we experienced positive trends in prime time viewership, reflecting our recent efforts to air new original programming that resonates with viewers on tighter household budgets. Additionally, DIY is becoming a popular destination for viewers as the network’s programming is delivering money-saving ideas to budget conscious do-it-yourselfers. The median age of DIY’s viewers has reached the lowest level in the network’s history. Affiliate fee revenue increased 17% in the first quarter of 2009 compared with the first quarter of 2008 reflecting general rate increases. Affiliate fee revenues also benefited from year-over-year subscriber growth at our networks. For our Lifestyle Media businesses, we remain focused on building larger and younger audiences at our flagship brands. While we are focused on measured cost controls, we will continue to invest in our core television programming to engage audiences and create valuable advertising platforms.

Our Interactive Services segment’s revenue for the first quarter 2009 was $51 million compared with $77 million for the same period in 2008, while segment profit was $7 million compared with $21 million in 2008. Shopzilla’s results were negatively affected during the quarter by a challenging retail market that is holding down volume and cost per click prices and a less favorable sponsored-link contract with Google. In addition, we are implementing our strategy to competitively reposition the Shopzilla business for long-term growth. While affecting near-term operating results, our strategy is to improve the consumer experience on Shopzilla sites by getting consumers more deeply engaged in the product for which they are shopping. Such changes include making the sites more comprehensive by adding more of the popular retail brands that consumers seek. At our uSwitch business, results were affected primarily by lower-energy switching activity. Lower energy rates in the U.K. resulted in consumer switching apathy. The business did secure a commercial contract with one of the largest energy providers in the U.K., which will strengthen uSwitch’s position as the energy-shopping leader.

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

Note 2 to the Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for Programs and Program Licenses, Revenue Recognition, Acquisitions, Goodwill and Other Indefinite-Lived Intangible Assets, Finite-Lived Intangible Assets, Income Taxes and Pension Plans to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Consolidated and Combined Results of Operations – consolidated and combined results of operations were as follows:

	Three months ended March 31,
(in thousands)	2009	Change	2008
Operating revenues	$361,217	(7.0)%	$388,332
Costs and expenses	(221,942)	(5.4)%	(234,678)
Depreciation and amortization of intangible assets	(19,942)	12.6%	(17,710)
Losses on disposal of PP&E	(71)	(90.7)%	(764)

Operating income	119,262	(11.8)%	135,180
Interest expense	(330)	(94.3)%	(5,821)
Equity in earnings of affiliates	2,093	(43.1)%	3,676
Miscellaneous, net	(713)	(37.6)%	(1,143)

Income from operations before income taxes	120,312	(8.8)%	131,892
Provision for income taxes	40,413	(6.3)%	43,120

Net income	79,899	(10.0)%	88,772
Less: net income attributable to noncontrolling interests	19,771	(11.2)%	22,267

Net income attributable to SNI common shareholders	$60,128	(9.6)%	$66,505

The decrease in operating revenues for the first quarter of 2009 compared with the same period of 2008 was due primarily to decreases in referral fee revenues at our Interactive Services division and reductions in advertising revenues at our national television networks. The decrease in operating revenues at Interactive Services was attributed to Shopzilla’s results which were negatively affected during the quarter by a challenging retail market, the decision to competitively reposition Shopzilla for long-term growth and, as expected, a less favorable sponsored-link contract with Google. The decrease in advertising revenues at Lifestyle Media reflects the less favorable scatter marketplace for advertising compared with a strong scatter market in the first quarter a year ago. These decreases in revenues were partially offset by increases in affiliate fee revenue at our national television networks.

The decrease in costs and expenses for the first quarter 2009 was primarily attributed to reductions in marketing and promotion costs at both our national networks and our Interactive Services division. Lower costs and expenses at our Interactive Services and Lifestyle Media divisions were partially offset by an increase at the Corporate division primarily related to separation costs.

Interest expense decreased in 2009 compared with 2008 due to lower average debt levels. The average balance of outstanding borrowings was $27 million at an average rate of 2.4% in the first quarter of 2009 compared with $487 million at an average rate of 4.6% in the same period of 2008.

Our effective income tax rate is affected by the profitability of Food Network. Food Network is operated pursuant to the terms of a general partnership, in which we own an approximate 69% residual interest. Income taxes on partnership income accrue to the individual partners. While the income before income tax reported in our financial statements includes all of the income before tax of the partnership, our income tax provision does not include income taxes on the portion of Food Network income that is attributable to the noncontrolling interest.

Net income attributable to noncontrolling interests decreased in the first quarter of 2009 due to the decreased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s residual interests in the partnership.

Business Segment Results – As discussed in Note 13—Segment Information to the condensed consolidated and combined financial statements, our chief operating decision maker (as defined by FAS 131) evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the condensed consolidated and combined financial statements is as follows:

	Three months ended March 31,
(in thousands)	2009	Change	2008
Segment operating revenues:
Lifestyle Media	$310,685		$310,836
Interactive Services	50,573	(34.7)%	77,496
Intersegment eliminations	(41)

Total operating revenues	$361,217	(7.0)%	$388,332

Segment profit (loss):
Lifestyle Media	$146,076	1.9%	$143,372
Interactive Services	7,033	(66.5)%	20,985
Corporate	(13,834)	29.3%	(10,703)

Total segment profit	139,275	(9.4)%	153,654
Depreciation and amortization of intangible assets	(19,942)	12.6%	(17,710)
Losses on disposal of PP&E	(71)	(90.7)%	(764)
Interest expense	(330)	(94.3)%	(5,821)
Equity in earnings of affiliates	2,093	(43.1)%	3,676
Miscellaneous, net	(713)	(37.6)%	(1,143)

Income from operations before income taxes	$120,312	(8.8)%	$131,892

Corporate costs for the first three months of 2008 reflect an estimate of SNI’s portion of The E. W. Scripps Company’s corporate expenses. Corporate expenses for the current period include about $3.7 million in one-time costs related to the spin-off.

Discussions of the operating performance of each of our reportable business segments begin on page F-22.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America for each business segment was as follows:

	Three months ended March 31,
(in thousands)	2009	2008
Operating income	$119,262	$135,180
Depreciation and amortization of intangible assets:
Lifestyle Media	8,569	6,791
Interactive Services	11,255	10,884
Corporate	118	35
Losses on disposal of PP&E:
Lifestyle Media	55	764
Interactive Services	16

Total segment profit	$139,275	$153,654

Lifestyle Media – Lifestyle Media includes our national television networks, HGTV, Food Network, DIY, FLN and GAC, and SN Digital which includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food or shelter related categories such as RecipeZaar.com, HGTVPro.com, and FrontDoor.com. Our networks also operate internationally through licensing agreements and joint ventures with foreign entities.

Advertising and network affiliate fees provide substantially all of each network’s operating revenues and employee costs and programming costs are the primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Lifestyle Media were as follows:

	Three months ended March 31,
(in thousands)	2009	Change	2008
Segment operating revenues:
Advertising	$224,575	(4.6)%	$235,493
Network affiliate fees, net	79,075	17.3%	67,430
Other	7,035	(11.1)%	7,913

Total segment operating revenues	310,685		310,836

Segment costs and expenses:
Employee compensation and benefits	44,917	7.0%	41,993
Programs and program licenses	71,179	9.5%	64,997
Other segment costs and expenses	48,513	(19.8)%	60,474

Total segment costs and expenses	164,609	(1.7)%	167,464

Segment profit	$146,076	1.9%	$143,372

Supplemental Information:

Billed network affiliate fees	$87,902		$75,056

Program payments	63,868		74,053

Depreciation and amortization	8,569		6,791

Capital expenditures	10,299		8,809

Lifestyle Media demonstrated strong viewership growth in 2009 compared with 2008. First quarter viewership at Food Network increased 16 percent in primetime and 8 percent in total day compared with the first quarter of 2008. Food Network’s successful ratings were boosted by the return of Ultimate Recipe Showdown and the new primetime series Chopped. At HGTV, gains in prime time ratings reflect our recent efforts to air new original programming that resonates with viewers on tighter household budgets. Our newer networks are also demonstrating success as they continue to broaden their distribution and build solid audience bases. In the first quarter of 2009, DIY has seen improvements in audience growth with young adult impressions up 18 percent in prime time and 22 percent total day.

Despite positive audience trends, the effects of the economic recession and its effect on advertising rates resulted in a decrease in advertising revenues for the first quarter of 2009 compared with the first quarter of 2008. The decrease in advertising revenues during 2009 reflects the weak scatter advertising marketplace relative to strong growth in the prior year and the effects of fewer upfront commitments from advertisers. We expect advertising revenue will continue to be under pressure at least through the first half of the year due to the ongoing effects of the current economic recession.

Distribution agreements with cable and satellite television systems currently in force require the payment of affiliate fees over the terms of the agreements. The increase in network affiliate fees is primarily attributed to contractual rate increases. Affiliate fee revenues also benefited from year-over-year subscriber growth at all of our networks. For the full year, we expect network affiliate fee revenues will increase 12 to 14 percent compared with 2008.

SN Digital online revenues were approximately $15.7 million in the first quarter of 2009 compared with $16.7 million in the first quarter of 2008. Softness in online advertising demand contributed to the year-over-year decline in SN Digital’s revenues.

Employee compensation and benefits increased primarily due to the hiring of additional employees throughout 2008 to support our interactive growth initiatives.

The increase in program and program license amortization reflects the continued investment in the improved quality and variety of programming in recent periods.

A $10.1 million reduction in marketing and advertising costs in the first quarter of 2009 compared with 2008 contributed to the year-over-year decrease in other costs and expenses.

Supplemental financial information for Lifestyle Media is as follows:

	Three months ended March 31,
(in thousands)	2009	Change	2008
Operating revenues by brand:
HGTV	$143,863	1.7%	$141,499
Food Network	116,256	(2.5)%	119,264
DIY	15,328	8.1%	14,180
FLN	11,711	(6.7)%	12,547
GAC	6,083	6.1%	5,735
SN Digital	15,661	(6.2)%	16,695
Other	1,783	94.6%	916

Total segment operating revenue	$310,685		$310,836

Homes reached in March (1):
HGTV	98,000	2.3%	95,800
Food Network	98,300	2.9%	95,500
DIY	50,700	7.6%	47,100
FLN	55,300	11.3%	49,700
GAC	56,000	6.3%	52,700

(1)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of FLN in 2008, which was not yet rated by Nielsen and represented comparable amounts calculated by us.

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

uSwitch operates an online service that helps consumers compare prices and arrange for the purchase of a range of essential home services including gas, electricity, home phone, broadband providers and personal finance products, primarily in the United Kingdom.

Our Interactive Services businesses earn revenue primarily from referral fees and commissions paid by participating online retailers and service providers.

Financial information for Interactive Services is as follows:

	Three months ended March 31,
(in thousands)	2009	Change	2008
Segment operating revenues	$50,573	(34.7)%	$77,496

Segment costs and expenses:
Employee compensation and benefits	12,525	(22.4)%	16,142
Marketing and advertising	26,379	(24.1)%	34,751
Other segment costs and expenses	4,636	(17.5)%	5,618

Total segment costs and expenses	43,540	(23.0)%	56,511

Segment profit	$7,033	(66.5)%	$20,985

Supplemental Information:

Depreciation and amortization	$11,255		$10,884

Capital expenditures	4,669		5,638

Interactive Services’ results have been affected by less favorable business environments for both our Shopzilla and uSwitch businesses. A less favorable sponsored-link contract with Google and the downturn in the economy and its related effect on the retail marketplace have contributed to a decrease in revenues at Shopzilla. Reduced spending by customers resulted in lower volume and cost per click prices. In addition, the decision to competitively reposition Shopzilla for long-term growth has affected short-term operating results. As a result of the repositioning we’re foregoing near-term margin with the intention of engaging consumers more deeply in the product. In the short-term, we have experienced measured improvements in the consumer experience as consumer satisfaction scores have increased on BizRate and leads to merchant partner sites were up 10% year over year in the first quarter of 2009.

At uSwitch, lower energy rates in the United Kingdom have resulted in a reduction in switching activity and lower revenues. During the first quarter of 2009, we strengthened uSwitch’s position as the on-line energy-switching leader by securing a commercial contract with one of the largest energy providers in the United Kingdom.

The decrease in segment costs and expenses reflects efforts by our uSwitch and Shopzilla businesses to align costs with the current business conditions.

We expect Interactive Services segment profit to be above $30 million for the full year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash from operating activities is presented in the following table:

	Three months ended March 31,
(in thousands)	2009	2008
Net cash provided by operating activities	$162,539	$92,642
Dividends paid, including to noncontrolling interest	(65,020)	(56,183)
Employee stock option proceeds	2,695
Other financing activities	(2,132)	(2,855)
Change in parent company investment, net		40,897

Cash flow available for acquisitions, investments, and debt repayment	$98,082	$74,501

Sources and uses of available cash flow:
Business acquisitions and net investment activity	$(942)
Capital expenditures	(17,929)	$(11,865)
Other investing activity	(76)	(102)
Decrease in long-term debt	(80,000)	(31,059)

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, and repay debt. We expect cash flow from operating activities in 2009 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. We borrowed $325 million under the credit facility on June 30, 2008. Utilizing existing cash on hand and the proceeds from these borrowings, we paid a dividend of $430 million to E. W. Scripps prior to the consummation of the spin-off. As of March 31, 2009, the credit facility balance has been reduced to zero as a result of payments made against the debt balance in 2008 and 2009.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s noncontrolling interests were $52.7 million in the first quarter of 2009 and $56.2 million for the same period of 2008. We expect the cash distributions to the noncontrolling interest will approximate $30.0 million for the balance of 2009.

Management does not believe that the costs associated with the Transition Services Agreement, Tax Allocation Agreement and Employee Matters Agreement will have a material impact on the Company’s future results of operations, financial condition or liquidity. We incurred expenses of $1.8 million and recorded income of $0.5 million under the Transition Services Agreement in the first quarter of 2009 (refer to Note 10—Related Party Transactions of the condensed consolidated and combined financial statements). The general terms of the Tax Allocation Agreement between us and The E. W. Scripps Company, provides that each company is responsible for income taxes for periods before the spin-off as it relates to their respective businesses. In connection with year-end analysis of our tax accounts, determination was made that we owed payment to E. W. Scripps for tax related matters totaling $13.5 million. We paid this amount to E. W. Scripps in the first quarter of 2009.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. There are not any borrowings under the credit facility at March 31, 2009, however borrowings during the quarter were incurred at a weighted-average interest rate of 2.4%. We are subject to interest rate risk associated with our credit facility as borrowings are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.

Our primary exposure to foreign currencies is the exchange rate between the U.S. dollar and the British pound. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies. Included in shareholders’ equity is $42.1 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the U.S. dollar relative to the British pound from our March 2006 acquisition of uSwitch through December 2007.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at March 31, 2009.

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