Form 10-Q
period 2009-06-30
Scripps Networks Interactive, Inc.
filed 2009-08-06
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2009 there were 128,823,369 of the Registrant’s Class A Common shares outstanding and 36,398,226 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following table presents information on matters submitted to a vote of security holders at the April 29, 2009 Annual Meeting of Shareholders:

Description of Matters Submitted		In Favor	Authority Withheld
1.	Election of Directors:
	Class A Common Shares:
	David A. Galloway	71,668,725	23,529,162
	Dale Pond	71,665,965	23,531,922
	Ronald W. Tysoe	71,665,888	23,531,999
	Common Voting Shares:
	John H. Burlingame	35,798,226
	Michael R. Costa	35,798,226
	Kenneth W. Lowe	35,798,226
	Jarl Mohn	35,798,226
	Nicholas B. Paumgarten	35,798,226
	Mary M. Peirce	35,798,226
	Jeffrey Sagansky	35,798,226
	Nackey E. Scagliotti	35,798,226

2.	Approve option exchange program:
	Common Voting Shares	35,798,226	770,000

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: August 6, 2009	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

5

CONDENSED CONSOLIDATED BALANCE SHEETS

( in thousands, except per share data )

	As of
	June 30, 2009 ( Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,718	$9,970
Short-term investments	41,965	2,703
Accounts and notes receivable (less allowances: 2009 - $4,255; 2008 - $5,014)	348,876	368,593
Programs and program licenses	241,208	238,319
Assets of discontinued operations	22,271	22,068
Other current assets	30,743	13,651

Total current assets	694,781	655,304
Investments	42,405	40,279
Property, plant and equipment, net	206,170	191,414
Goodwill	424,213	424,213
Other intangible assets, net	93,111	103,628
Programs and program licenses (less current portion)	223,712	235,967
Unamortized network distribution incentives	91,877	107,796
Other non-current assets	18,030	14,607

Total Assets	$1,794,299	$1,773,208

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,593	$13,231
Program rights payable	16,919	15,240
Customer deposits and unearned revenue	12,866	11,045
Employee compensation and benefits liability	29,444	35,259
Accrued marketing and advertising costs	9,048	16,695
Liabilities of discontinued operations	9,171	10,905
Other accrued liabilities	52,988	66,277

Total current liabilities	140,029	168,652
Deferred income taxes	136,597	131,903
Long-term debt		80,000
Other liabilities (less current portion)	114,557	104,239

Total liabilities	391,183	484,794

Redeemable noncontrolling interest (Note 11)	9,400	9,400

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2009 - 128,785,046 shares; 2008 - 127,184,107 shares	1,288	1,272
Voting - authorized: 60,000,000 shares; issued and outstanding: 2009 - 36,398,226 shares; 2008 - 36,568,226 shares	364	366

Total	1,652	1,638
Additional paid-in capital	1,239,513	1,219,930
Retained earnings (deficit)	(5,743)	(120,774)
Accumulated other comprehensive income	36,131	31,487

Total SNI shareholders’ equity	1,271,553	1,132,281
Noncontrolling interests	122,163	146,733

Total equity	1,393,716	1,279,014

Total Liabilities and Equity	$1,794,299	$1,773,208

See notes to condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS ( UNAUDITED )

( in thousands, except per share data )

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Operating Revenues:
Advertising	$263,042	$271,560	$488,417	$507,714
Referral fees	38,794	56,753	83,145	119,636
Network affiliate fees, net	80,044	69,684	159,119	137,114
Other	9,392	8,463	16,367	16,707

Total operating revenues	391,272	406,460	747,048	781,171

Costs and Expenses:
Employee compensation and benefits	61,561	61,858	123,699	125,744
Programs and program licenses	78,097	71,566	149,276	136,563
Marketing and advertising	35,231	47,082	69,835	97,284
Other costs and expenses	50,240	47,066	98,872	92,165

Total costs and expenses	225,129	227,572	441,682	451,756

Depreciation, Amortization, and Losses (gains):
Depreciation	14,185	11,219	27,297	21,928
Amortization of intangible assets	5,318	5,023	10,607	10,044
Losses (gains) on disposal of property, plant and equipment	(2)	71	69	835

Total depreciation, amortization, and losses (gains)	19,501	16,313	37,973	32,807

Operating income	146,642	162,575	267,393	296,608
Interest expense	(399)	(5,273)	(736)	(11,110)
Equity in earnings of affiliates	5,868	5,083	7,961	8,759
Losses on repurchases of debt		(26,380)		(26,380)
Miscellaneous, net	240	(108)	600	(1,102)

Income from continuing operations before income taxes	152,351	135,897	275,218	266,775
Provision for income taxes	47,504	58,647	88,905	101,918

Income from continuing operations, net of tax	104,847	77,250	186,313	164,857
Income (loss) from discontinued operations, net of tax	(994)	455	(2,561)	1,620

Net income	103,853	77,705	183,752	166,477
Less: net income attributable to noncontrolling interests	24,329	24,433	44,100	46,700

Net income attributable to SNI	$79,524	$53,272	$139,652	$119,777

Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$.49	$.32	$.87	$.72
Income (loss) from discontinued operations, net of tax, attributable to SNI common shareholders	(.01)	.00	(.02)	.01

Net income attributable to SNI common shareholders	$.49	$.33	$.85	$.73

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$.49	$.32	$.87	$.72
Income (loss) from discontinued operations, net of tax, attributable to SNI common shareholders	(.01)	.00	(.02)	.01

Net income attributable to SNI common shareholders	$.48	$.33	$.85	$.73

Amounts attributable to SNI:
Income from continuing operations	$80,518	$52,817	$142,213	$118,157
Income (loss) from discontinued operations, net of tax	(994)	455	(2,561)	1,620

Net income attributable to SNI	$79,524	$53,272	$139,652	$119,777

See notes to condensed consolidated and combined financial statements.

Net income per share amounts may not foot since each is calculated independently.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )

	Six months ended June 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$183,752	$166,477
Loss (income) from discontinued operations, net of tax	2,561	(1,620)

Income from continuing operations, net of tax	186,313	164,857
Adjustments to reconcile income from continuing operations, net of tax, to net cash flows from operating activities:
Depreciation and other intangible assets amortization	37,904	31,972
Programs and program licenses costs	149,276	129,155
Program payments	(138,231)	(146,882)
Amortization of network distribution costs	19,134	16,545
Capitalized network distribution incentives	(3,676)	(2,179)
Losses on repurchases of debt		26,380
Equity in earnings of affiliates	(7,961)	(8,759)
Dividends received from equity investments	9,909	1,668
Stock and deferred compensation plans	10,352	8,157
Deferred income taxes	11,692	25,578
Prepaid and accrued pension expense	4,816	3,948
Changes in certain working capital accounts:
Accounts receivable	19,873	(25,360)
Other assets	62	(1,433)
Accounts payable	(3,645)	2,416
Accrued employee compensation and benefits	(5,872)	(9,321)
Accrued income taxes	(13,857)	(1,801)
Other liabilities	(32,311)	(15,923)
Other, net	4,133	20,114

Net cash provided by (used in) continuing operating activities	247,911	219,132
Net cash provided by (used in) discontinued operating activities	(2,520)	6,525

Net operating activities	245,391	225,657

Cash Flows from Investing Activities:
Acquisitions of property, plant and equipment	(40,411)	(23,563)
Increase in short-term investments	(38,697)	(13,141)
Other, net	(1,933)	(241)

Net cash provided by (used in) continuing investing activities	(81,041)	(36,945)
Net cash provided by (used in) discontinued investing activities	(677)	(2,095)

Net investing activities	(81,718)	(39,040)

Cash Flows from Financing Activities:
Increase in long-term debt		325,000
Payments on long-term debt	(80,000)	(506,303)
Bond redemption premium payment		(22,517)
Dividends paid to SNI common shareholders	(24,621)
Dividends paid to noncontrolling interest	(69,811)	(56,183)
Change in parent company investment, net		96,457
Proceeds from stock option exercises	13,300
Other, net	(2,758)

Net financing activities from continuing operations	(163,890)	(163,546)

Effect of exchange rate changes on cash and cash equivalents	(35)	197

Increase (decrease) in cash and cash equivalents	(252)	23,268

Cash and cash equivalents:
Beginning of year	9,970	12,532

End of period	$9,718	$35,800

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$543	$10,206
Income taxes paid	85,681	71,496

See notes to condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF ACCUMULATED

OTHER COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )

	SNI Shareholders						Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Parent Company’s Net Investment		Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2007 (as previously reported)					$971,889	$41,399	$138,498	$1,151,786
Adoption of EITF D-98					(23,400)			(23,400)	$23,400

Balance as of December 31, 2007 (as adjusted)					948,489	41,399	138,498	1,128,386	23,400
Net income					119,777		46,700	166,477
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of $307						(618)		(618)
Pension liability adjustment, net of tax of $304						(518)		(518)

Other comprehensive income (loss)								(1,136)

Total comprehensive income:								165,341

Net transfer from parent					545,237			545,237
Dividend to parent					(430,306)			(430,306)
Issuance of stock	$1,635							1,635
Transfer of net investment to additional paid-in capital		$1,181,562			(1,183,197)			(1,635)
Dividends paid to noncontrolling interest							(56,183)	(56,183)

Balance as of June 30, 2008	$1,635	$1,181,562		$		$40,263	$129,015	$1,352,475	$23,400

Balance as of December 31, 2008	$1,638	$1,219,930	$(120,774)			$31,487	$146,733	$1,279,014	$9,400
Net income			139,652				45,188	184,840	(1,088)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of ($548)						4,353	53	4,406
Pension liability adjustment, net of tax of $392						291		291

Other comprehensive income (loss)								4,697

Total comprehensive income:								189,537

Redeemable noncontrolling interest fair value adjustment		(1,088)						(1,088)	1,088
Dividends paid to noncontrolling interest							(69,811)	(69,811)
Dividends: declared and paid - $.15 per share			(24,621)					(24,621)
Convert 170,000 Voting Shares to Class A Common Shares
Compensation plans, net: 1,483,054 shares issued; 52,115 shares repurchased	14	21,768						21,782
Tax benefits of compensation plans		(1,097)						(1,097)

Balance as of June 30, 2009	$1,652	$1,239,513	$(5,743)			$36,131	$122,163	$1,393,716	$9,400

See notes to condensed consolidated and combined financial statements.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1.	Separation and Basis of Presentation

The Separation

Scripps Networks Interactive, Inc. (the “Company”) was formed on July 1, 2008 and became a publicly traded company as the result of the separation of The E. W. Scripps Company (our “Former Parent” or “E. W. Scripps”) into two publicly traded companies (the “Separation”). The Separation was completed through a tax free distribution of Scripps Networks Interactive shares to E. W. Scripps shareholders following the close of business on June 30, 2008.

Basis of Presentation

The financial statements for periods prior to June 30, 2008 reflect the combined financial position, results of operations and cash flows of the Scripps Networks and Interactive Media businesses of E. W. Scripps. The financial statements for periods as of and subsequent to June 30, 2008 reflect the consolidated financial position, results of operations and cash flows for the Company. Various agreements between SNI and E. W. Scripps became effective as of July 1, 2008 as further described in Note 12—Related Party Transactions.

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

For periods prior to the July 1, 2008 Separation date, the condensed combined statements of operations reflect certain general corporate overhead expenses and interest expenses allocated by E. W. Scripps to the Company. Management believes that such allocations were reasonable; however, these costs are not indicative of the actual results of the Company had the Company been operating as a separate, stand-alone public company for the periods presented. Refer to Note 12—Related Party Transactions, for further information regarding the allocated expenses.

Interim results are not necessarily indicative of the results that may be expected for any future interim periods or for a full year.

2.	Shareholders’ Equity and Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The calculation of basic and diluted EPS and shares outstanding for the periods presented prior to July 1, 2008 is based on the number of shares outstanding at June 30, 2008. There is no dilutive impact from common stock equivalents for periods prior to July 1, 2008, as we had no dilutive equity awards outstanding. The dilutive effect of our share-based awards issued in connection with the separation (refer to Note 13—Stock Based Compensation for further discussion of conversion of E. W. Scripps awards upon separation) and for future Company grants are included in the computation of diluted EPS in periods subsequent to June 30, 2008.

The following table presents information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Weighted-average shares outstanding:
Basic	163,954	163,466	163,737	163,466
Share options and restricted share awards	442		422

Diluted weighted-average shares outstanding	164,396	163,466	164,159	163,466

Anti-dilutive share awards	6,867		8,761

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

The Company adopted Topic No. D-98 in conjunction with our adoption of FAS 160. This standard is applicable for all noncontrolling interests where the Company is subject to a put option under which it may be required to repurchase an interest in a consolidated subsidiary from the noncontrolling interest holder. The Company is currently subject to a redeemable put option for a residual interest in FLN which expires in 2016 and for which redemption value equals fair value as of June 30, 2009. The transition guidance for the adoption of Topic No. D-98 requires these redemption rights to be recorded retrospectively for all periods presented with the offset being recorded against a company’s additional paid-in capital or retained earnings balance. At June 30, 2009, our condensed consolidated balance sheet includes a redeemable noncontrolling interest balance of $9.4 million.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009 of FSP 142-3 did not have a material impact on our financial statements.

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

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. FAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. FAS 165 is effective prospectively for interim or annual fiscal periods ending after June 15, 2009. The Company implemented FAS 165 during the quarter ended June 30, 2009. The Company evaluated for subsequent events through August 6, 2009, the date this quarterly report is filed on Form 10-Q. No recognized or non-recognized subsequent events were noted.

Recently Issued Accounting Standards

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132(R) (“FAS 132(R)”), “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 also includes a technical amendment to FAS 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS 132(R)-1. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” (“FAS 167”) which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. FAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. FAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FAS No. 162.” The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. FAS 168 is effective for interim or annual fiscal periods ending after September 15, 2009. There will be no changes to the content of the Company’s condensed consolidated financial statements or disclosures as a result of implementing the Codification.

4.	Other Charges and Credits

In the second quarter of 2008, E. W. Scripps redeemed their outstanding notes which were previously allocated to us in our combined financial statements. The associated loss on extinguishment from such redemption, which was not deductible for income taxes, was allocated to us in our condensed consolidated and combined statement of operations resulting in a reduction to net income of $26.4 million.

5.	Discontinued Operations

During the second quarter of 2009, the board of directors authorized management to pursue the sale of our uSwitch business, which has historically been reported within the Interactive Services reporting segment. Our uSwitch business is classified as held for sale in accordance with the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) and its assets, liabilities and results of operations are presented as discontinued operations within our consolidated and combined financial statements. The results of our uSwitch business have also been excluded from Interactive Services’ segment results for all periods presented.

Operating results of our discontinued operations were as follows:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Operating revenues	$4,545	$9,614	$9,986	$23,235

Income (loss) from discontinued operations, before tax	$(1,037)	$412	$(3,592)	$1,426
Income tax (benefit)	(43)	(43)	(1,031)	(194)

Income (loss) from discontinued operations	$(994)	$455	$(2,561)	$1,620

Assets and liabilities of our discontinued operations consisted of the following:

( in thousands )	As of
	June 30, 2009	December 31, 2008

Assets:
Accounts receivable	$3,939	$4,143
Property, plant and equipment	9,443	10,098
Intangible assets, net	7,257	7,182
Other assets	1,632	645

Assets of discontinued operations	$22,271	$22,068

Liabilities:
Accounts payable	$1,240	$1,729
Accrued marketing and advertising costs	2,484	1,976
Deferred income taxes	2,414	2,358
Other liabilities	3,033	4,842

Liabilities of discontinued operations	$9,171	$10,905

6.	Fair Value Measurement

We adopted FAS No. 157, “Fair Value Measurements” (“FAS 157”), as of January 1, 2008, with the exception of the application of the standard to non-recurring, nonfinancial assets and liabilities which we adopted as of January 1, 2009. The adoption of FAS 157 did not have a material impact on our fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets that are measured at fair value on a recurring basis at June 30, 2009:

( in thousands )	June 30, 2009
	Total	Level 1		Level 2	Level 3

Assets:
Short-term investments	$41,965		$41,965	$	$

Temporary equity:
Redeemable noncontrolling interest	$9,400	$		$		$9,400

The fair value of the redeemable noncontrolling interest was determined based upon our best estimate of a negotiated value. The fair value of the redeemable noncontrolling interest was also $9.4 million as of December 31, 2008 (refer to Note 11—Redeemable Noncontrolling Interest for additional information).

7.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

( in thousands )	As of
	June 30, 2009	December 31, 2008

Goodwill	$424,213	$424,213

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415
Customer lists	111,230	111,230
Copyrights and other trade names	22,282	22,136
Other	20,578	21,013

Total carrying amount	197,505	197,794

Accumulated amortization:
Acquired network distribution	(14,768)	(13,377)
Customer lists	(65,147)	(59,196)
Copyrights and other trade names	(10,026)	(8,878)
Other	(14,453)	(12,715)

Total accumulated amortization	(104,394)	(94,166)

Total other intangible assets, net	93,111	103,628

Total goodwill and other intangible assets	$517,324	$527,841

Goodwill and activity related to amortizable intangible assets by business segment were as follows:

( in thousands )	As of
	June 30, 2009	December 31, 2008

Goodwill:
Lifestyle Media	$268,195	$268,195
Interactive Services	156,018	156,018

Total goodwill	$424,213	$424,213

( in thousands )	Lifestyle Media	Interactive Services	Total

Amortizable intangible assets:
Balance as of December 31, 2008	$38,175	$65,453	$103,628
Additions	15	130	145
Other		(55)	(55)
Amortization	(2,352)	(8,255)	(10,607)

Balance as of June 30, 2009	$35,838	$57,273	$93,111

Estimated amortization expense of intangible assets for each of the next five years is as follows: $10.7 million for the remainder of 2009, $18.1 million in 2010, $17.0 million in 2011, $13.2 million in 2012, $7.8 million in 2013, $6.1 million in 2014 and $20.2 million in later years.

8.	Other Accrued Liabilities

Other accrued liabilities consisted of the following:

( in thousands )	As of
	June 30, 2009	December 31, 2008

Accrued rent	$11,011	$9,269
Payable to E. W. Scripps		13,543
Accrued license and copyright fees	3,452	2,975
Accrued expenses	38,525	40,490

Total	$52,988	$66,277

Accrued expenses include outstanding checks that are reported as a current liability in the accompanying condensed consolidated balances sheets.

9.	Long-Term Debt

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility (the “Revolving Credit Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. Borrowings under the Revolving Credit Facility are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. There were no outstanding borrowings under the Revolving Credit Facility at June 30, 2009. Borrowings under the Revolving Credit Facility totaled $80 million at December 31, 2008. The agreement includes certain affirmative and negative covenants, including maintenance of a minimum leverage ratio. We were in compliance with all debt covenants as of June 30, 2009. The weighted-average interest rate on borrowings under the Revolving Credit Facility was 0.7% at December 31, 2008.

E. W. Scripps utilized a centralized approach to cash management to finance its operations. Based on the historical funding requirements of the Company, specifically the costs to fund acquisitions, fund investments in programming and otherwise support the expansion of Scripps Networks Interactive businesses, all E. W. Scripps third party debt and related interest expense was allocated to the Company for periods prior to June 30, 2008. Management believes the allocation basis for debt and interest expense was reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that SNI would have incurred had the Company been operating as an independent publicly-traded company for the periods presented.

As of June 30, 2009, we had outstanding letters of credit totaling $1.8 million.

10.	Other Liabilities

Other liabilities consisted of the following:

( in thousands )	As of
	June 30, 2009	December 31, 2008

Liability for pension and post employment benefits	$48,584	$44,558
Deferred compensation	10,813	9,814
Liability for uncertain tax positions	50,823	46,039
Other	4,337	3,828

Other liabilities (less current portion)	$114,557	$104,239

11.	Redeemable Noncontrolling Interest

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

In 2008, the Securities and Exchange Commission clarified that Topic No. D-98 is applicable to noncontrolling interests and provided transition guidance that the measurement provisions of Topic No. D-98 should be applied to redeemable noncontrolling interests no later than the effective date of FAS 160. Topic No. D-98 requires that any securities that are redeemable for cash or other assets at the option of the holder not solely within the control of the issuer, must be classified outside of permanent equity in a company’s balance sheet. The transition guidance also requires that the recording of these redemption rights be recorded retrospectively for all periods presented with the offset being recorded against a company’s additional paid-in capital or retained earnings balance. We adopted the transition guidance of Topic No. D-98 concurrent with the adoption of FAS 160 and at June 30, 2009 and December 31, 2008, our condensed consolidated balance sheets include a redeemable noncontrolling interest balance of $9.4 million.

12.	Related Party Transactions

Debt and Related Items

The Company was allocated the entire amount of consolidated debt and net interest expense of E. W. Scripps prior to June 30, 2008. Refer to Note 9 —Long-Term Debt, for further information regarding these allocations.

Allocated Expenses

For periods prior to our separation from E. W. Scripps on July 1, 2008, the Company was allocated general corporate overhead expenses from E. W. Scripps for corporate-related functions based on a pro-rata percentage of E. W. Scripps’ combined net revenue, headcount and usage. General corporate overhead expenses primarily related to centralized corporate functions, including finance, legal, internal audit, human resources, information technology, and various other functions historically provided by E. W. Scripps. During the three months ended June 30, 2008, the Company was allocated $13.1 million of general corporate overhead expenses incurred by E. W. Scripps. Allocated general corporate overhead expenses were $27.7 million for the year-to-date period of 2008.

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

Dividend

On June 30, 2008 SNI paid a cash dividend totaling $430.3 million to E. W. Scripps.

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

Transition Services Agreement

The Transition Services Agreement provides for E. W. Scripps and SNI to provide services to each other on a compensated basis for a period of up to two years. Compensation will be on an arms-length basis. E. W. Scripps provided services or support to SNI, including information technology, human resources, accounting and finance, and facilities. The Company has incurred expenses of $2.8 million for the six months ended June 30, 2009 related to these services, which are reported in other costs and expenses in the condensed consolidated and combined statements of operations. SNI provided information technology support and services to E. W. Scripps. The Company has recorded $0.5 million of revenue related to these services for the six months ended June 30, 2009, which are reported in other revenues in the condensed consolidated and combined statements of operations.

Employee Matters Agreement

The Employee Matters Agreement provides for the allocation of the liabilities and responsibilities relating to employee compensation and benefit plans and programs, including the treatment of outstanding incentive awards, deferred compensation obligations and retirement and welfare benefit obligations between E. W. Scripps and SNI. The agreement provides that E. W. Scripps and SNI will each be responsible for all employment and benefit related obligations and liabilities for employees that work for the respective companies. The agreement also sets forth the transfer of account balances or actuarially determined values of assets and liabilities for SNI employees to the benefit plans of SNI.

Tax Allocation Agreement

The Tax Allocation Agreement sets forth the allocations and responsibilities of E. W. Scripps and SNI with respect to liabilities for federal, state, local and foreign income taxes for periods before and after the spin-off, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally E. W. Scripps and SNI will be responsible for income taxes for periods before the spin-off for their respective businesses.

Other Agreements

E. W. Scripps and SNI have also entered into various other agreements which management believes have been negotiated on an arm’s length basis and that individually or in the aggregate do not constitute material agreements.

13.	Stock Based Compensation

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

On June 1, 2009 the Company offered eligible participants, the opportunity to exchange certain outstanding vested or unvested stock options (the “Exchange Offer”) for a lesser number of restricted Class A Common Shares of equal value to the options. Each share of restricted stock granted in the option exchange will vest over two years, with 50 percent vesting on each of the first and second anniversaries of the restricted shares issue date. Pursuant to the Exchange Offer, 834,946 shares of restricted stock were issued in exchange for 4,147,951 options surrendered. The Company incurred $0.4 million of incremental compensation expense as a result of the Exchange Offer that will be recognized over the modified two year vesting period of the newly issued restricted stock.

The following table summarizes stock option activity for the six months ended June 30, 2009:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2008	11,890	$38.75
Granted	1,713	21.37
Exchanged	(4,148)	41.85
Forfeited	(18)	35.90
Expired	(142)	32.33
Exercised	(586)	22.71

Outstanding at June 30, 2009	8,709	$35.58

Exercisable at June 30, 2009	6,813	$38.98

The following table summarizes restricted stock activity for the six months ended June 30, 2009:

	Number of Shares (in thousands)	Weighted Average Price at Grant Date
Nonvested at December 31, 2008	366	$44.71
Granted	886	28.08
Vested	(158)	45.88

Nonvested at June 30, 2009	1,094	$31.04

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

Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. The weighted-average assumptions used in the model were as follows:

	Three months ended June 30, 2009	Six months ended June 30, 2009

Weighted-average fair value of stock options granted	$6.47	$6.09
Assumptions used to determine fair value:
Dividend yield	1.46%	1.46%
Risk-free rate of return	1.9%	1.9%
Expected life of options (years)	5.0	5.0
Expected volatility	34.0%	34.0%

For periods presented prior to the separation, stock-based compensation expense attributable to employees of the Company has been allocated in the condensed consolidated and combined statements of operations. In addition, stock-based compensation expense attributable to E. W. Scripps corporate employees has been allocated to the Company based on revenue. For periods after the separation, stock-based compensation costs represent expenses from newly issued SNI awards and expenses from E. W. Scripps awards converted to equivalent share based awards in SNI stock. A summary of stock-based compensation costs is as follows:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Allocated stock-based compensation costs		$3,500		$8,244
Compensation cost on SNI stock awards	$4,528		$9,465

Total stock-based compensation costs	$4,528	$3,500	$9,465	$8,244

14.	Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of the expense consisted of the following:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Service cost	$1,309	$1,289	$2,618	$2,572
Interest cost	932	981	1,864	1,953
Expected return on plan assets, net of expenses	(426)	(907)	(882)	(1,804)
Amortization and deferrals, net	163	66	326	131

Total for defined benefit plans	1,978	1,429	3,926	2,852
Supplemental executive retirement plan (“SERP”)	1,187	1,305	2,375	2,600
Defined contribution plans	916	889	1,877	1,829

Total	$4,081	$3,623	$8,178	$7,281

We contributed $1.5 million to fund current benefit payments for our non-qualified SERP plan during the first half of 2009. We anticipate contributing $0.2 million to fund the SERP’s benefit payments during the remainder of fiscal 2009. We anticipate making a $0.8 million contribution to meet the minimum funding requirements for our defined benefit pension plans in 2009.

15.	Comprehensive Income

Comprehensive income is as follows:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Comprehensive Income:
Net income	$103,853	$77,705	$183,752	$166,477
Redeemable noncontrolling interest fair value adjustment	730		1,088
Other comprehensive income:
Currency translation, net of income tax	5,437	344	4,406	(618)
Pension liability adjustments, net of income tax	210	(260)	291	(518)

Total comprehensive income	$110,230	$77,789	$189,537	$165,341

16.	Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Lifestyle Media includes our national television networks, HGTV, Food Network, DIY, FLN and GAC, and SN Digital which includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food or shelter related categories such as RecipeZaar.com, HGTVPro.com, and FrontDoor.com. Our networks also operate domestically and internationally through licensing agreements with other entities. We own approximately 69% of Food Network and approximately 94% of FLN. Each of our networks is distributed by cable, telecommunication, and satellite distributors. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Interactive Services includes our online comparison shopping service, Shopzilla, and its related online comparison shopping brand, BizRate. Shopzilla and BizRate are product comparison shopping services that help consumers find products offered for sale on the Web by online retailers. Shopzilla and BizRate also operate a Web-based consumer feedback network which collects consumer reviews of stores and products each year. The Interactive Services businesses earn revenue primarily from referral fees paid by participating online retailers.

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

Information regarding our business segments is as follows:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Segment operating revenues:
Lifestyle Media	$350,531	$349,223	$661,216	$660,059
Interactive Services	40,770	57,237	85,902	121,112
Intersegment eliminations	(29)		(70)

Total operating revenues	$391,272	$406,460	$747,048	$781,171

Segment profit (loss):
Lifestyle Media	$172,365	$174,762	$318,441	$318,134
Interactive Services	7,318	12,938	14,299	30,796
Corporate	(13,540)	(8,812)	(27,374)	(19,515)

Depreciation and amortization of intangibles	(19,503)	(16,242)	(37,904)	(31,972)
Gains (losses) on disposal of property, plant and equipment	2	(71)	(69)	(835)
Interest expense	(399)	(5,273)	(736)	(11,110)
Equity in earnings of affiliates	5,868	5,083	7,961	8,759
Losses on repurchases of debt		(26,380)		(26,380)
Miscellaneous, net	240	(108)	600	(1,102)

Income from continuing operations before income taxes	$152,351	$135,897	$275,218	$266,775

( in thousands )	As of
	June 30, 2009	December 31, 2008
Assets:
Lifestyle Media	$1,425,499	$1,439,731
Interactive Services	272,058	296,505
Corporate	74,471	14,904

Total assets of continuing operations	1,772,028	1,751,140
Discontinued operations	22,271	22,068

Total assets	$1,794,299	$1,773,208

No single customer provides more than 10% of our total operating revenues.

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

EXECUTIVE OVERVIEW

On July 1, 2008, Scripps Networks Interactive spun off from The E. W. Scripps Company and began operations as a separate publicly-traded company. Scripps Networks Interactive is a leading lifestyle content and Internet search company with respected, high-profile television and interactive brands. HGTV and Food Network are the only television channels in the United States that dedicate their entire programming schedules to the shelter and food content categories. Both networks are available in about 98 million television households, making them fully distributed along with other leading cable and direct to home programming services, and our Lifestyle Media branded Web sites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis. Shopzilla regularly ranks as one of the top comparison shopping Web sites in the United States and ranks among the country’s top 10 shopping comparison retail sites.

We manage our operations through two reportable operating segments: (i) Lifestyle Media, which includes our national television networks, HGTV, Food Network, DIY, FLN, GAC, and SN Digital which includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food or shelter related categories such as RecipeZaar.com, HGTVPro.com and FrontDoor.com; and (ii) Interactive Services, which includes online comparison shopping and consumer information services, Shopzilla and BizRate.

Operating revenues in the second quarter of 2009 decreased 4 percent to $391 million compared with the same period a year ago, while segment profit for the period was $166 million compared with $179 million a year earlier. Operating revenues for the year-to-date period of 2009 decreased 4 percent to $747 million compared with $781 million for the same period in 2008. Segment profit for the year-to-date period of 2009 was $305 million compared with $329 million for the same period in 2008, a 7 percent decrease.

Lifestyle Media revenues were $351 million in the second quarter of 2009 and $661 million for the year-to-date period, both up slightly compared with the same periods a year ago. The economic recession and its corresponding effect on advertising sales resulted in single digit declines in advertising revenue for the second quarter and year-to-date periods, while general rate increases and subscriber growth drove double digit increases in affiliate fee revenues that offset the advertising decline. We continue to experience positive ratings and viewership trends at our networks. Primetime viewership at Food Network increased 15 percent and total day increased 7 percent in the second quarter of 2009 compared with the same period of 2008. Total day ratings at HGTV were flat compared with the second quarter of 2008, and we are continuing efforts to air original programming that reflects the current trends in the real estate markets and resonates with viewers on tighter household budgets. Additionally, DIY is becoming a popular destination for viewers as the network’s programming is delivering money-saving ideas to budget conscious do-it-yourselfers. The median age of DIY’s viewers has reached the lowest level in the network’s history. For our Lifestyle Media businesses, we remain focused on building larger and younger audiences at our flagship brands. While we are focused on measured cost controls, we will continue to invest in our core television programming to engage audiences and create valuable advertising platforms.

Interactive Services’ revenues in the second quarter of 2009 were $41 million compared with $57 million in the same period of 2008, while year-to-date revenues were $86 million compared with $121 million for the same period in 2008. Shopzilla’s results have been negatively affected during 2009 by a challenging retail market that is holding down volume and cost per click prices and a less favorable sponsored-link contract with Google. In addition, we are continuing to implement our strategy to competitively reposition the Shopzilla business for long-term growth. While affecting near-term operating results, our strategy is to improve the consumer experience on Shopzilla sites by getting consumers more deeply engaged in the product for which they are shopping. Such changes include making the sites more comprehensive by adding more of the popular retail brands that consumers seek.

In the second quarter of 2009, we reached a strategic decision to pursue the sale of our uSwitch business. Accordingly, uSwitch is presented as discontinued operations in our financial statements for all periods presented.

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

Consolidated and Combined Results of Operations:

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2009	Change	2008	2009	Change	2008

Operating revenues	$391,272	(3.7)%	$406,460	$747,048	(4.4)%	$781,171
Costs and expenses	(225,129)	(1.1)%	(227,572)	(441,682)	(2.2)%	(451,756)
Depreciation and amortization of intangible assets	(19,503)	20.1%	(16,242)	(37,904)	18.6%	(31,972)
Gains (losses) on disposal of PP&E	2		(71)	(69)	(91.7)%	(835)

Operating income	146,642	(9.8)%	162,575	267,393	(9.8)%	296,608
Interest expense	(399)	(92.4)%	(5,273)	(736)	(93.4)%	(11,110)
Equity in earnings of affiliates	5,868	15.4%	5,083	7,961	(9.1)%	8,759
Losses on repurchases of debt			(26,380)			(26,380)
Miscellaneous, net	240		(108)	600		(1,102)

Income from continuing operations before income taxes	152,351	12.1%	135,897	275,218	3.2%	266,775
Provision for income taxes	(47,504)	(19.0)%	(58,647)	(88,905)	(12.8)%	(101,918)

Income from continuing operations, net of tax	104,847	35.7%	77,250	186,313	13.0%	164,857
Income (loss) from discontinued operations, net of tax	(994)		455	(2,561)		1,620

Net income	103,853	33.7%	77,705	183,752	10.4%	166,477
Less: net income attributable to noncontrolling interests	(24,329)	(0.4)%	(24,433)	(44,100)	(5.6)%	(46,700)

Net income attributable to SNI	$79,524	49.3%	$53,272	$139,652	16.6%	$119,777

During the second quarter of 2009, the board of directors authorized management to pursue the sale of our uSwitch business. Accordingly, the operating results of our uSwitch business are presented as discontinued operations within our condensed consolidated and combined results of operations. The results of our uSwitch business have also been excluded from Interactive Services’ segment results for all periods presented.

Continuing Operations – The decrease in operating revenues for the second quarter of 2009 compared with the same period in 2008 was due primarily to decreases in referral fee revenues at our Interactive Services division and reductions in advertising revenues at our national television networks. The decrease in operating revenues at Interactive Services was attributed to a challenging retail market, the decision to competitively reposition Shopzilla for long-term growth and a less favorable sponsored-link contract with Google. The decrease in advertising revenues at Lifestyle Media reflects the difficult economic environment and a less favorable scatter market for advertising compared with a strong scatter market in the prior-year period. These decreases in revenues were partially offset by increases in affiliate fee revenue at our national television networks.

The decrease in costs and expenses for the quarter and year-to-date periods were primarily attributed to reductions in marketing and promotion costs at both our Lifestyle Media and Interactive Services business segments. Reductions in marketing and promotion costs were partially offset by increases in programming costs at our national networks, reflecting the continued investment in original programming, and increases in Corporate costs primarily related to separation costs.

Interest expense decreased in 2009 compared with 2008 due primarily to lower average debt levels. The average balance of outstanding borrowings was $16.3 million at an average rate of 1.3% for the year-to-date period of 2009 and $484 million at an average rate of 4.2% in the same period of 2008. The average balance of outstanding obligations for the second quarter of 2009 was $6.1 million at an average rate of 1.5% compared with $481 million at an average rate of 3.7% for the second quarter of 2008.

In the second quarter of 2008, E. W. Scripps redeemed their outstanding notes which were previously allocated to us in our combined financial statements. The associated loss on extinguishment of $26.4 million from such redemption has been allocated to us in our statement of operations.

Our effective tax rate was 32.3 % in the year-to-date period of 2009 and 38.2% in the year-to-date period of 2008. The 2008 effective tax rate was impacted by the loss on extinguishment of debt which was not deductible for income tax purposes.

Our effective income tax rate is also affected by the profitability of Food Network. Food Network is operated pursuant to the terms of a general partnership, in which we own an approximate 69% residual interest. Income taxes on partnership income accrue to the individual partners. While the income before income tax reported in our financial statements includes all of the income before tax of the partnership, our income tax provision does not include income taxes on the portion of Food Network income that is attributable to the noncontrolling interest.

Business Segment Results - As discussed in Note 16—Segment Information to the condensed consolidated and combined financial statements, our chief operating decision maker (as defined by FAS 131) evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments determined in accordance with FAS 131 and a reconciliation of such information to the condensed consolidated and combined financial statements is as follows:

( in thousands )	Three months ended June 30,			Six months ended June 30,
	2009	Change	2008	2009	Change	2008

Segment operating revenues:
Lifestyle Media	$350,531	0.4%	$349,223	$661,216	0.2%	$660,059
Interactive Services	40,770	(28.8)%	57,237	85,902	(29.1)%	121,112
Intersegment eliminations	(29)			(70)

Total operating revenues	$391,272	(3.7)%	$406,460	$747,048	(4.4)%	$781,171

Segment profit (loss):
Lifestyle Media	$172,365	(1.4)%	$174,762	$318,441	0.1%	$318,134
Interactive Services	7,318	(43.4)%	12,938	14,299	(53.6)%	30,796
Corporate	(13,540)	53.7%	(8,812)	(27,374)	40.3%	(19,515)

Total segment profit	166,143	(7.1)%	178,888	305,366	(7.3)%	329,415
Depreciation and amortization of intangible assets	(19,503)	20.1%	(16,242)	(37,904)	18.6%	(31,972)
Gains (losses) on disposal of PP&E	2		(71)	(69)	(91.7)%	(835)
Interest expense	(399)	(92.4)%	(5,273)	(736)	(93.4)%	(11,110)
Equity in earnings of affiliates	5,868	15.4%	5,083	7,961	(9.1)%	8,759
Losses on repurchases of debt			(26,380)			(26,380)
Miscellaneous, net	240		(108)	600		(1,102)

Income from continuing operations before income taxes	$152,351	12.1%	$135,897	$275,218	3.2%	$266,775

Corporate costs for the first six months of 2008 reflect an estimate of SNI’s portion of The E. W. Scripps Company’s corporate expenses. Corporate expenses in 2009 include one-time costs related to the separation that totaled $2.0 million in the second quarter and $5.7 million for the year-to-date period.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America was as follows:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Operating income	$146,642	$162,575	$267,393	$296,608
Depreciation and amortization of intangible assets:
Lifestyle Media	9,042	6,853	17,611	13,644
Interactive Services	10,227	9,317	19,941	18,221
Corporate	234	72	352	107
Losses (gains) on disposal of PP&E:
Lifestyle Media			55	764
Interactive Services	(2)		14
Corporate		71		71

Total segment profit	$166,143	$178,888	$305,366	$329,415

Lifestyle Media – Lifestyle Media includes our national television networks, HGTV, Food Network, DIY, FLN and GAC, and SN Digital which includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food or shelter related categories such as RecipeZaar.com, HGTVPro.com, and FrontDoor.com. Our networks also operate internationally through licensing agreements with foreign entities.

Advertising and network affiliate fees provide substantially all of the segment’s operating revenues and employee costs and programming costs are the primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our Lifestyle Media segment.

Operating results for Lifestyle Media were as follows:

( in thousands )	Three months ended June 30,			Six months ended June 30,
	2009	Change	2008	2009	Change	2008

Segment operating revenues:
Advertising	$261,004	(3.8)%	$271,254	$485,579	(4.2)%	$506,747
Network affiliate fees, net	80,044	14.9%	69,684	159,119	16.0%	137,114
Other	9,483	14.5%	8,285	16,518	2.0%	16,198

Total segment operating revenues	350,531	0.4%	349,223	661,216	0.2%	660,059

Segment costs and expenses:
Employee compensation and benefits	45,156	8.8%	41,516	90,073	7.9%	83,509
Programs and program licenses	78,097	9.1%	71,566	149,276	9.3%	136,563
Other segment costs and expenses	54,913	(10.5)%	61,379	103,426	(15.1)%	121,853

Total segment costs and expenses	178,166	2.1%	174,461	342,775	0.2%	341,925

Segment profit	$172,365	(1.4)%	$174,762	$318,441	0.1%	$318,134

Supplemental Information:

Billed network affiliate fees	$89,321		$77,332	$177,223		$152,388

Program payments	74,363		72,829	138,231		146,882

Depreciation and amortization	9,042		6,853	17,611		13,644

Capital expenditures	18,514		9,097	28,813		17,906

We saw positive audience trends at our networks during the second quarter of 2009. Food Network increased 15 percent in primetime and 7 percent in total day compared with the same quarter a year ago. Food Network’s ratings were boosted by successful programming that included Next Food Network Star, Ultimate Recipe Showdown and Chopped. At HGTV, total day ratings were flat for the quarter, but we saw momentum near the end of the period. DIY’s total day and primetime viewership were up, delivering all-time highs during the quarter. Despite positive audience trends, the effects of the economic recession and its effect on advertising rates resulted in a decrease in advertising revenues in the second quarter of 2009 compared with the same period a year ago. The decrease in advertising revenues during 2009 also reflects a general weakness in scatter advertising relative to strong growth in the prior year.

Distribution agreements with cable and satellite television systems require the payment of affiliate fees over the terms of the agreements. The increases in network affiliate fees for the quarter and year-to-date periods of 2009 compared with 2008 are primarily attributed to rate increases for HGTV and subscriber growth at all of our networks. For the full year, we expect network affiliate fee revenues will increase around 15 percent compared with 2008.

SN Digital online revenues were approximately $20.8 million in the second quarter of 2009 compared with $21.0 million in the second quarter of 2008. Year-to-date SN Digital online revenues were $36.5 million in 2009 compared with $37.7 million in 2008. Softness in online advertising demand contributed to the year-over-year decline in SN Digital’s revenues.

Employee compensation and benefits increased primarily due to the hiring of additional employees throughout 2008 to support our interactive growth initiatives.

Program and program license amortization increased 9 percent in both the quarter and year-to-date periods of 2009 compared with the same periods of 2008. The increase reflects the continued investment in the improved quality and variety of programming at our networks in recent periods. We expect full-year programming expenses will increase 9 to 11 percent compared with 2008.

A $13.5 million reduction in marketing and advertising costs for the year-to-date period of 2009 compared with 2008 contributed to the year-over-year decrease in other costs and expenses.

Non-programming costs and expenses of our Lifestyle Media segment are expected to be flat to slightly down for the full year period of 2009 compared with 2008.

Supplemental financial information for Lifestyle Media is as follows:

( in thousands )	Three months ended June 30,			Six months ended June 30,
	2009	Change	2008	2009	Change	2008

Operating revenues by brand:
HGTV	$163,515	0.4%	$162,848	$307,378	1.0%	$304,347
Food Network	128,371	1.7%	126,221	244,627	(0.3)%	245,485
DIY	18,121	5.6%	17,152	33,449	6.8%	31,332
FLN	10,992	(22.7)%	14,217	22,703	(15.2)%	26,764
GAC	6,742	4.3%	6,463	12,825	5.1%	12,198
SN Digital	20,822	(0.9)%	21,014	36,483	(3.3)%	37,709
Other / intersegment eliminations	1,968	50.4%	1,308	3,751	68.6%	2,224

Total segment operating revenue	$350,531	0.4%	$349,223	$661,216	0.2%	$660,059

Homes reached in June (1):
HGTV				98,000	2.8%	95,300
Food Network				98,300	2.8%	95,600
DIY				51,200	7.6%	47,600
FLN				54,900	9.8%	50,000
GAC				56,500	4.4%	54,100

(1)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of FLN in 2008, which was not yet rated by Nielsen and represented comparable amounts calculated by us.

Interactive Services – Our Interactive Services reporting segment is comprised of our online comparison shopping service, Shopzilla, which includes its related online comparison shopping brand, BizRate.

Shopzilla and BizRate are product comparison shopping services that help consumers find products offered for sale on the Web by online retailers. Shopzilla and BizRate also operate a Web-based consumer feedback network that collects millions of consumer reviews of stores and products each year.

Our Interactive Services businesses earn revenue primarily from referral fees paid by participating online retailers.

Financial information for Interactive Services is as follows:

( in thousands )	Three months ended June 30,			Six months ended June 30,
	2009	Change	2008	2009	Change	2008

Segment operating revenues	$40,770	(28.8)%	$57,237	$85,902	(29.1)%	$121,112

Segment costs and expenses:
Employee compensation and benefits	9,664	(21.2)%	12,271	20,379	(16.1)%	24,283
Marketing and advertising	19,100	(30.4)%	27,454	42,690	(24.5)%	56,509
Other segment costs and expenses	4,688	2.5%	4,574	8,534	(10.4)%	9,524

Total segment costs and expenses	33,452	(24.5)%	44,299	71,603	(20.7)%	90,316

Segment profit	$7,318	(43.4)%	$12,938	$14,299	(53.6)%	$30,796

Supplemental Information:

Depreciation and amortization	$10,227		$9,317	$19,941		$18,221

Capital expenditures	4,992		3,828	9,097		8,238

Interactive Services’ results have been affected by the downturn in the economy, a less favorable sponsored-link contract with Google and the decision to competitively reposition Shopzilla for long-term growth. Reduced spending by customers resulted in lower volume and cost per click prices during the quarter, and, as a result of the repositioning, we are foregoing near-term margin with the underlying intention of engaging consumers more deeply in the product.

We experienced some positive trends at Shopzilla during the second quarter as leads to merchant partners sites in the quarter grew 14 percent year over year in 2009.

The decrease in segment costs and expenses for the second quarter of 2009 compared with the same period a year ago reflects efforts to align costs with the current business conditions.

We expect Interactive Services segment profit to be above $30 million for the full year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash from operating activities is presented in the following table:

( in thousands )	Six months ended June 30,
	2009	2008

Net cash provided by (used in) continuing operating activities	$247,911	$219,132
Net cash provided by (used in) discontinued operations	(3,197)	4,430
Dividends paid to SNI common shareholders	(24,621)
Dividends paid to noncontrolling interest	(69,811)	(56,183)
Proceeds from stock option exercises	13,300
Other financing activities, net	(2,758)
Change in parent company investment, net		96,457

Cash flow available for acquisitions, investments, and debt repayment	$160,824	$263,836

Sources and uses of available cash flow:
Short-term net investment activity	$(38,697)	$(13,141)
Capital expenditures	(40,411)	(23,563)
Other investing activities, net	(1,933)	(241)
Bond redemption premium payment		(22,517)
Net decrease in long-term debt	(80,000)	(181,303)

Our cash flow has historically been used primarily to fund acquisitions and investments, develop new businesses, and repay debt. We expect cash flow from operating activities in 2009 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. We borrowed $325 million under the credit facility on June 30, 2008. Utilizing existing cash on hand and the proceeds from these borrowings, we paid a dividend of $430 million to E. W. Scripps prior to the consummation of the spin-off. As of June 30, 2009, the credit facility balance has been reduced to zero as a result of payments made against the debt balance in 2008 and 2009.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s noncontrolling interests were $69.8 million in the year-to-date period of 2009 and $56.2 million for the same period of 2008. We expect the cash distributions to the noncontrolling interest will approximate $20.0 million for the balance of 2009.

Management does not believe that the costs associated with the Transition Services Agreement, Tax Allocation Agreement and Employee Matters Agreement will have a material impact on the Company’s future results of operations, financial condition or liquidity. We incurred expenses of $2.8 million and recorded income of $0.5 million under the Transition Services Agreement in the year-to-date period of 2009 (refer to Note 12—Related Party Transactions of the condensed consolidated and combined financial statements). The general terms of the Tax Allocation Agreement between us and The E. W. Scripps Company, provides that each company is responsible for income taxes for periods before the spin-off as it relates to their respective businesses. In connection with year-end analysis of our tax accounts, determination was made that we owed payment to E. W. Scripps for tax related matters totaling $13.5 million. We paid this amount to E. W. Scripps in the first quarter of 2009.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. There are not any borrowings under the credit facility at June 30, 2009, however borrowings during the quarter were incurred at a weighted-average interest rate of 1.5%. We are subject to interest rate risk associated with our credit facility as borrowings are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.

Our primary exposure to foreign currencies is the exchange rate between the U.S. dollar and the British pound. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies. Included in shareholders’ equity is $45.6 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the U.S. dollar relative to the British pound from our March 2006 acquisition of uSwitch through December 2007.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at June 30, 2009.

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