Form 10-Q
period 2009-09-30
Scripps Networks Interactive, Inc.
filed 2009-11-06
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2009 there were 129,290,017 of the Registrant’s Class A Common shares outstanding and 36,338,226 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: November 6, 2009	BY:	/S/ JOSEPH G. NECASTRO
Joseph G. NeCastro
Executive Vice President and Chief Financial Officer

5

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

( in thousands, except per share data )	As of
	September 30, 2009	December 31, 2008
	( Unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$11,120	$9,970
Short-term investments	162,883	2,703
Accounts and notes receivable (less allowances: 2009 - $4,561; 2008 - $5,014)	331,689	368,593
Programs and program licenses	236,443	238,319
Assets of discontinued operations	23,256	22,068
Other current assets	15,697	13,651
Total current assets	781,088	655,304
Investments	43,222	40,279
Property, plant and equipment, net	207,072	191,414
Goodwill	424,213	424,213
Other intangible assets, net	90,017	103,628
Programs and program licenses (less current portion)	222,172	235,967
Unamortized network distribution incentives	80,283	107,796
Other non-current assets	17,794	14,607
Total Assets	$1,865,861	$1,773,208

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,720	$13,231
Program rights payable	17,111	15,240
Customer deposits and unearned revenue	14,682	11,045
Employee compensation and benefits liability	33,996	35,259
Accrued marketing and advertising costs	10,133	16,695
Liabilities of discontinued operations	8,464	10,905
Other accrued liabilities	49,844	66,277
Total current liabilities	140,950	168,652
Deferred income taxes	123,544	131,903
Long-term debt		80,000
Other liabilities (less current portion)	119,420	104,239
Total liabilities	383,914	484,794
Redeemable noncontrolling interest (Note 10)	5,200	9,400
Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2009 - 129,261,498 shares; 2008 - 127,184,107 shares	1,293	1,272
Voting - authorized: 60,000,000 shares; issued and outstanding: 2009 - 36,338,226 shares; 2008 - 36,568,226 shares	363	366
Total	1,656	1,638
Additional paid-in capital	1,257,919	1,219,930
Retained earnings (deficit)	47,192	(120,774)
Accumulated other comprehensive income	36,916	31,487
Total SNI shareholders’ equity	1,343,683	1,132,281
Noncontrolling interests	133,064	146,733
Total equity	1,476,747	1,279,014
Total Liabilities and Equity	$1,865,861	$1,773,208

See notes to condensed consolidated and combined financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS ( UNAUDITED )

( in thousands, except per share data )	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating Revenues:
Advertising	$238,189	$235,767	$726,606	$743,481
Network affiliate fees, net	81,055	69,877	240,174	206,991
Referral fees	37,482	51,600	120,627	171,236
Other	7,735	6,943	24,102	23,650

Total operating revenues	364,461	364,187	1,111,509	1,145,358

Costs and Expenses:
Employee compensation and benefits	61,675	67,350	185,374	193,094
Programs and program licenses	79,767	74,536	229,043	211,099
Marketing and advertising	31,080	39,019	100,915	136,303
Other costs and expenses	47,675	49,563	146,547	141,728

Total costs and expenses	220,197	230,468	661,879	682,224

Depreciation, Amortization, and Losses (Gains):
Depreciation	15,562	11,346	42,859	33,274
Amortization of intangible assets	5,104	5,337	15,711	15,381
Losses (gains) on disposal of property, plant and equipment	898		967	835

Total depreciation, amortization, and losses (gains)	21,564	16,683	59,537	49,490

Operating income	122,700	117,036	390,093	413,644
Interest expense	(285)	(2,199)	(1,021)	(13,309)
Equity in earnings of affiliates	4,873	5,418	12,834	14,177
Losses on repurchases of debt				(26,380)
Miscellaneous, net	(1,321)	1,113	(721)	11

Income from continuing operations before income taxes	125,967	121,368	401,185	388,143
Provision for income taxes	41,544	43,841	130,449	145,759

Income from continuing operations, net of tax	84,423	77,527	270,736	242,384
Income (loss) from discontinued operations, net of tax	676	(879)	(1,885)	741
Net income	85,099	76,648	268,851	243,125
Less: net income attributable to noncontrolling interests	19,779	19,321	63,879	66,021

Net income attributable to SNI	$65,320	$57,327	$204,972	$177,104

Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$.39	$.36	$1.26	$1.08
Income (loss) from discontinued operations, net of tax, attributable to SNI common shareholders	.00	(.01)	(.01)	.00
Net income attributable to SNI common shareholders	$.40	$.35	$1.25	$1.09

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$.39	$.35	$1.26	$1.07
Income (loss) from discontinued operations, net of tax, attributable to SNI common shareholders	.00	(.01)	(.01)	.00
Net income attributable to SNI common shareholders	$.39	$.35	$1.24	$1.08

Amounts attributable to SNI:
Income from continuing operations	$64,644	$58,206	$206,857	$176,363
Income (loss) from discontinued operations, net of tax	676	(879)	(1,885)	741
Net income attributable to SNI	$65,320	$57,327	$204,972	$177,104

See notes to condensed consolidated and combined financial statements.

Net income per share amounts may not foot since each is calculated independently.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Nine months ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$268,851	$243,125
Loss (income) from discontinued operations, net of tax	1,885	(741)

Income from continuing operations, net of tax	270,736	242,384
Adjustments to reconcile income from continuing operations, net of tax, to net cash flows from operating activities:
Depreciation and other intangible assets amortization	58,570	48,655
Programs and program licenses costs	229,043	211,099
Program payments	(211,500)	(212,503)
Amortization of network distribution costs	28,305	24,875
Capitalized network distribution incentives	(5,571)	(3,885)
Losses on repurchases of debt		26,380
Equity in earnings of affiliates	(12,834)	(14,177)
Dividends received from equity investments	17,098	5,655
Stock and deferred compensation plans	15,557	19,980
Deferred income taxes	(4,616)	35,309
Prepaid and accrued pension expense	7,159	3,948
Changes in certain working capital accounts:
Accounts receivable	36,970	22,647
Other assets	(297)	(2,913)
Accounts payable	(6,517)	(5,567)
Accrued employee compensation and benefits	(1,334)	380
Accrued income taxes	2,371	29,184
Other liabilities	(25,106)	(10,103)
Other, net	7,075	14,101
Net cash provided by (used in) continuing operating activities	405,109	435,449
Net cash provided by (used in) discontinued operating activities	(4,302)	12,176
Net operating activities	400,807	447,625

Cash Flows from Investing Activities:
Acquisitions of property, plant and equipment	(57,852)	(42,844)
Increase in short-term investments	(159,762)	(369)
Purchase of subsidiary companies, noncontrolling interest, and long-term investments		(9,315)
Other, net	(5,087)	1,278
Net cash provided by (used in) continuing investing activities	(222,701)	(51,250)
Net cash provided by (used in) discontinued investing activities	(858)	(2,365)
Net investing activities	(223,559)	(53,615)

Cash Flows from Financing Activities:
Increase in long-term debt		135,000
Payments on long-term debt	(80,000)	(506,303)
Bond redemption premium payment		(22,517)
Dividends paid to SNI common shareholders	(37,006)	(12,234)
Dividends paid to noncontrolling interest	(79,482)	(74,033)
Change in parent company investment, net		96,457
Proceeds from stock option exercises	22,819	5,194
Other, net	(2,490)	(1,056)
Net financing activities from continuing operations	(176,159)	(379,492)

Effect of exchange rate changes on cash and cash equivalents	61	(2,134)

Increase (decrease) in cash and cash equivalents	1,150	12,384

Cash and cash equivalents:
Beginning of year	9,970	12,532

End of period	$11,120	$24,916

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$729	$12,169
Income taxes paid	125,575	75,716

See notes to condensed consolidated and combined financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF ACCUMULATED

OTHER COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	SNI Shareholders								Redeemable
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Parent Company’s Net Investment		Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total Equity	Noncontrolling Interest (Temporary Equity)
Balance as of December 31, 2007 (as previously reported)					$971,889	$41,399	$138,498	$1,151,786
Adoption of EITF D-98					(21,901)		(1,499)	(23,400)	$23,400
Balance as of December 31, 2007 (as adjusted)					949,988	41,399	136,999	1,128,386	23,400
Net income generated prior to separation					119,777		46,700	166,477
Net income generated after separation			$57,327				19,321	76,648
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of $761						(5,739)		(5,739)
Pension liability adjustment, net of tax of $173						(199)		(199)

Other comprehensive income (loss)								(5,938)

Total comprehensive income:								237,187

Net transfer from parent					548,992			548,992
Dividend to parent					(430,306)			(430,306)
Issuance of stock	$1,635							1,635
Transfer of net investment to additional paid-in capital		$1,186,816			(1,188,451)			(1,635)
Dividends: declared and paid - $.075 per share			(12,234)					(12,234)
Compensation plans, net: 242,645 shares issued; 1,444 shares repurchased	2	13,572						13,574
Tax benefits of compensation plans		(3)						(3)
Reverse EITF D-98 adoption adjustments relating to FLN interest acquired		7,501					1,499	9,000	(9,000)
Purchase of additional interest in FLN							(1,499)	(1,499)
Dividends paid to noncontrolling interest							(74,033)	(74,033)

Balance as of September 30, 2008	$1,637	$1,207,886	$45,093	$		$35,461	$128,987	$1,419,064	$14,400

Balance as of December 31, 2008	$1,638	$1,219,930	$(120,774)			$31,487	$146,733	$1,279,014	$9,400
Net income			204,972				65,562	270,534	(1,683)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of ($1,555)						4,881	251	5,132
Pension liability adjustment, net of tax of $476						548		548

Other comprehensive income (loss)								5,680

Total comprehensive income:								276,214	(1,683)

Redeemable noncontrolling interest fair value adjustment		2,517						2,517	(2,517)
Dividends paid to noncontrolling interest							(79,482)	(79,482)
Dividends: declared and paid - $.225 per share			(37,006)					(37,006)
Convert 230,000 Voting Shares to Class A Common Shares
Compensation plans, net: 1,902,206 shares issued;
54,654 shares repurchased; 161 shares forfeited	18	35,720						35,738
Tax benefits of compensation plans		(248)						(248)

Balance as of September 30, 2009	$1,656	$1,257,919	$47,192			$36,916	$133,064	$1,476,747	$5,200

See notes to condensed consolidated and combined financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1.	Separation and Basis of Presentation

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

Basis of Presentation

The financial statements for periods prior to June 30, 2008 reflect the combined financial position, results of operations and cash flows of the Scripps Networks and Interactive Media businesses of E. W. Scripps. The financial statements for periods as of and subsequent to June 30, 2008 reflect the consolidated financial position, results of operations and cash flows for the Company. Various agreements between SNI and E. W. Scripps became effective as of July 1, 2008 as further described in Note 11—Related Party Transactions.

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

For periods prior to the July 1, 2008 Separation date, the condensed combined statements of operations reflect certain general corporate overhead expenses and interest expenses allocated by E. W. Scripps to the Company. Management believes that such allocations were reasonable; however, these costs are not indicative of the actual results of the Company had the Company been operating as a separate, stand-alone public company for the periods presented. Refer to Note 11—Related Party Transactions, for further information regarding the allocated expenses.

Interim results are not necessarily indicative of the results that may be expected for any future interim periods or for a full year.

The Company evaluated for subsequent events through November 6, 2009, the date this quarterly report is filed on Form 10-Q. Refer to Note 16—Subsequent Events, for disclosure of events or transactions that occurred after our September 30, 2009 balance sheet date.

2.	Shareholders’ Equity and Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The calculation of basic and diluted EPS and shares outstanding for the periods presented prior to July 1, 2008 is based on the number of shares outstanding at June 30, 2008. There is no dilutive impact from common stock equivalents for periods prior to July 1, 2008, as we had no dilutive equity awards outstanding. The dilutive effect of our share-based awards issued in connection with the separation (refer to Note 12—Stock Based Compensation for further discussion of conversion of E. W. Scripps awards upon separation) and for future Company grants are included in the computation of diluted EPS in periods subsequent to June 30, 2008.

The following table presents information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Weighted-average shares outstanding:
Basic	165,329	163,152	164,491	163,152
Share options	407	1,320	269	1,320

Diluted weighted-average shares outstanding	165,736	164,472	164,760	164,472

Anti-dilutive share awards	6,589	7,549	8,031	7,549

For 2008 and 2009, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

3.	Accounting Standards Updates and Recently Issued Accounting Standards Updates

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Financial Accounting Standard (“FAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FAS No. 162” (“FAS 168”). FAS 168 made the FASB Accounting Standards Codification (“ASC”), collectively known as the “Codification”, the single source of authoritative U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are also sources of authoritative GAAP for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into accounting topics within a consistent structure. FAS 168 was effective for the Company July 1, 2009 and supersedes all then-existing non-SEC accounting and reporting standards. Following FAS 168, the FASB will not issue new standards in the form of FASs, Staff Positions or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates (“ASU”). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. All accounting references have been updated, and therefore FAS references have been replaced with ASC references.

In December 2007, an update was made to the Business Combinations Topic, ASC 805 (“ASC 805 Update”), which provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination and establishes expanded disclosure requirements for business combinations. The update was effective for fiscal years beginning after December 15, 2008. The update will be applied prospectively to business combinations that occur subsequent to our January 1, 2009 effective date except for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. The ASC 805 update also amends the Accounting for Income Taxes Topic, ASC 740, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the ASC 805 Update effective date would also apply the provisions of ASC 805.

In December 2007, an update was made to the Consolidation Topic, ASC 810 (“ASC 810 Update”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. We adopted the ASC 810 Update on January 1, 2009 and reported our noncontrolling interests (previously reported as minority interest liability) as a separate component of shareholders’ equity. Net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company are also presented separately in the condensed consolidated and combined statements of operations. The ASC 810 Update also requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests; while all other requirements of the update are to be applied prospectively. The adoption of the ASC 810 Update as of January 1, 2009 increased our total equity $146.7 million.

The December 2007 ASC 810 Update also provides transition guidance for the Distinguishing Liabilities from Equity Topic, ASC 480. This transition guidance for ASC 480 is applicable for all noncontrolling interests where the Company is subject to a put option under which it may be required to repurchase an interest in a consolidated subsidiary from the noncontrolling interest holder. The Company is currently subject to a redeemable put option for a residual interest in Fine Living Network (“FLN”) which expires in 2016 and for which redemption value equals fair value as of September 30, 2009. The transition guidance requires these redemption rights to be recorded retrospectively for all periods presented with the offset being recorded against a company’s additional paid-in capital or retained earnings balance. At September 30, 2009, our condensed consolidated balance sheet includes a redeemable noncontrolling interest balance of $5.2 million.

In May 2009, an update was made to the Subsequent Events Topic, ASC 855, which provides guidance on management’s assessment of subsequent events. The update clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. The update does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. The update is effective prospectively for interim or annual fiscal periods ending after June 15, 2009. The Company implemented the update during the quarter ended June 30, 2009.

Recently Issued Accounting Standards Updates

In December 2008, an update was made to the Retirement Benefits Topic, ASC 715, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.

In June 2009, an update was issued to the Consolidation Topic, ASC 810, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of an entity (previously, reconsideration was only required upon the occurrence of specific events). The update will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The update is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This update will be effective for us on January 1, 2010 and we are currently evaluating the impact of this update on our condensed consolidated financial statements.

4.	Other Charges and Credits

As a result of the distribution of Scripps Networks Interactive, Inc. to the shareholders of The E. W. Scripps Company, SNI employees that held share-based equity awards, including share options and restricted shares, received modified awards in our Company’s stock. Under share-based payment accounting principles, the adjustment to the outstanding share based equity awards is considered a modification and incremental share-based compensation expense is recognized to the extent that the fair value of the awards immediately prior to the modification is less than the fair value of the awards immediately after the modification. Our third quarter 2008 results include a non-cash charge of $4.9 million related to the modification of these stock awards. Net income was reduced by $3.2 million.

In connection with the separation of the Company from E. W. Scripps, our deferred tax balances were re-measured to reflect the enacted state tax rates applicable to our tax jurisdictions as a stand-alone company. The re-measurement of our deferred tax liability balances resulted in a one-time charge to our tax provision in the third quarter of 2008 that reduced net income by $4.5 million and increased our quarterly effective tax rate by 3.7 percent.

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

During the second quarter of 2009, the board of directors authorized management to pursue the sale of our uSwitch business, which has historically been reported within the Interactive Services reporting segment. Our uSwitch business is classified as held for sale in accordance with accounting standards for the impairment or disposal of long-lived assets and its assets, liabilities and results of operations are presented as discontinued operations within our consolidated and combined financial statements. The results of our uSwitch business have also been excluded from Interactive Services’ segment results for all periods presented.

Operating results of our discontinued operations were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Operating revenues	$6,595	$10,524	$16,581	$33,759

Income (loss) from discontinued operations, before tax	$1,857	$(203)	$(1,735)	$1,223
Income tax (benefit)	1,181	676	150	482
Income (loss) from discontinued operations	$676	$(879)	$(1,885)	$741

Assets and liabilities of our discontinued operations consisted of the following:

(in thousands)	As of
	September 30, 2009	December 31, 2008

Assets:
Accounts receivable	$5,454	$4,143
Property, plant and equipment	9,372	10,098
Intangible assets, net	7,050	7,182
Other assets	1,380	645

Assets of discontinued operations	$23,256	$22,068

Liabilities:
Accounts payable	$476	$1,729
Accrued marketing and advertising costs	2,233	1,976
Deferred income taxes	2,344	2,358
Other liabilities	3,411	4,842

Liabilities of discontinued operations	$8,464	$10,905

6.	Fair Value Measurement

Financial assets and liabilities carried at fair value at September 30, 2009 are classified in one of three categories which are described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets that are measured at fair value on a recurring basis:

(in thousands)	September 30, 2009
	Total	Level 1		Level 2	Level 3

Assets:
Short-term investments	$162,883		$162,883	$	$

Temporary equity:
Redeemable noncontrolling interest	$5,200	$		$		$5,200

Short-term investments consist of investments in money market funds and other short-term, highly liquid investments. Short-term investments are valued at fair value and all interest income earned is included in miscellaneous, net in our financial statements.

The fair value of the redeemable noncontrolling interest was determined based upon our best estimate of a negotiated value (refer to Note 10—Redeemable Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

(in thousands)	Redeemable Noncontrolling Interest

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Beginning period balance	$9,400	$9,400
Net income (loss)	(595)	(1,683)
Fair value adjustment	(3,605)	(2,517)

Balance as of September 30, 2009	$5,200	$5,200

The net loss amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our statements of operations.

7.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

(in thousands)	As of
	September 30, 2009	December 31, 2008

Goodwill	$424,213	$424,213

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	43,415	43,415
Customer lists	111,230	111,230
Copyrights and other trade names	24,292	22,136
Other	20,560	21,013

Total carrying amount	199,497	197,794

Accumulated amortization:
Acquired network distribution	(15,475)	(13,377)
Customer lists	(68,171)	(59,196)
Copyrights and other trade names	(10,610)	(8,878)
Other	(15,224)	(12,715)

Total accumulated amortization	(109,480)	(94,166)

Total other intangible assets, net	90,017	103,628

Total goodwill and other intangible assets	$514,230	$527,841

Goodwill and activity related to amortizable intangible assets by business segment were as follows:

(in thousands)	As of
	September 30, 2009	December 31, 2008

Goodwill:
Lifestyle Media	$268,195	$268,195
Interactive Services	156,018	156,018

Total goodwill	$424,213	$424,213

(in thousands)
	Lifestyle Media	Interactive Services	Total

Amortizable intangible assets:
Balance as of December 31, 2008	$38,175	$65,453	$103,628
Additions	2,025	130	2,155
Other		(55)	(55)
Amortization	(3,514)	(12,197)	(15,711)

Balance as of September 30, 2009	$36,686	$53,331	$90,017

Estimated amortization expense of intangible assets for each of the next five years is as follows: $5.2 million for the remainder of 2009, $18.9 million in 2010, $17.1 million in 2011, $13.4 million in 2012, $8.0 million in 2013, $6.3 million in 2014 and $21.1 million in later years.

8.	Long-Term Debt

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility (the “Revolving Credit Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. Borrowings under the Revolving Credit Facility are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. There were no outstanding borrowings under the Revolving Credit Facility at September 30, 2009. Borrowings under the Revolving Credit Facility totaled $80 million at December 31, 2008. The agreement includes certain affirmative and negative covenants, including maintenance of a minimum leverage ratio. We were in compliance with all debt covenants as of September 30, 2009. The weighted-average interest rate on borrowings under the Revolving Credit Facility was 0.7% at December 31, 2008.

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

As of September 30, 2009, we had outstanding letters of credit totaling $1.8 million.

9.	Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of
	September 30, 2009	December 31, 2008

Liability for pension and post employment benefits	$50,552	$44,558
Deferred compensation	12,029	9,814
Liability for uncertain tax positions	52,612	46,039
Other	4,227	3,828

Other liabilities (less current portion)	$119,420	$104,239

10.	Redeemable Noncontrolling Interest

A noncontrolling interest holds an approximate 6% residual interest in FLN. The noncontrolling interest of FLN has the right to require us to repurchase its interest and we have an option to acquire its interest. The noncontrolling interest will receive fair market value for its interest at the time its option is exercised. The put options on the remaining noncontrolling interest are currently exercisable. The call options become exercisable in 2016.

In 2008, the SEC clarified that the ASC 810 Update (Refer to Note 3 – Accounting Standards Updates and Recently Issued Accounting Standards Update) is applicable to redeemable noncontrolling interests and provided transition guidance that the measurement provisions should be applied to redeemable noncontrolling interests no later than the effective date of the ASC 810 Update. Any securities that are redeemable for cash or other assets at the option of the holder not solely within the control of the issuer must be classified outside of permanent equity in a company’s balance sheet. The transition guidance also requires that the recording of these redemption rights be recorded retrospectively for all periods presented with the offset being recorded against a company’s additional paid-in capital or retained earnings balance. During the first quarter of 2009, we adopted the transition guidance of the ASC 810 Update and our condensed consolidated balance sheets include a redeemable noncontrolling interest balance of $5.2 million as of September 30, 2009 and $9.4 million as of December 31, 2008.

11.	Related Party Transactions

Debt and Related Items

The Company was allocated the entire amount of consolidated debt and net interest expense of E. W. Scripps prior to June 30, 2008. Refer to Note 8 —Long-Term Debt, for further information regarding these allocations.

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

Transition Services Agreement

The Transition Services Agreement provides for E. W. Scripps and SNI to provide services to each other on a compensated basis for a period of up to two years. Compensation will be on an arms-length basis. E. W. Scripps provided services or support to SNI, including information technology, human resources, accounting and finance, and facilities. The Company has incurred expenses of $3.0 million in 2009 and $2.7 million in 2008 related to these services, which are reported in other costs and expenses in the condensed consolidated and combined statements of operations. SNI provided information technology support and services to E. W. Scripps. The Company has recorded revenue of $0.6 million in 2009 and $0.9 million in 2008 related to these services, which are reported in other revenues in the condensed consolidated and combined statements of operations.

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

12.	Stock Based Compensation

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

On June 1, 2009 the Company offered eligible participants, the opportunity to exchange certain outstanding vested or unvested stock options (the “Exchange Offer”) for a lesser number of restricted Class A Common Shares of equal value to the options. Each share of restricted stock granted in the option exchange will vest over two years, with 50 percent vesting on each of the first and second anniversaries of the restricted shares’ issue date. Pursuant to the Exchange Offer, 834,946 shares of restricted stock were issued in exchange for 4,147,951 options surrendered. The Company incurred $0.4 million of incremental compensation expense as a result of the Exchange Offer that will be recognized over the modified two year vesting period of the newly issued restricted stock.

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2008	11,890	$38.75
Granted	1,713	21.37
Exchanged	(4,148)	41.85
Forfeited	(18)	35.90
Expired	(215)	35.55
Exercised	(974)	23.47

Outstanding at September 30, 2009	8,248	$36.04

Exercisable at September 30, 2009	6,356	$39.82

The following table summarizes restricted stock activity for the nine months ended September 30, 2009:

	Number of Shares (in thousands)	Weighted Average Price at Grant Date
Nonvested at December 31, 2008	366	$44.71
Granted	894	28.13
Vested	(166)	45.79

Nonvested at September 30, 2009	1,094	$31.00

In accordance with share-based payment accounting guidance, compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as share options, is measured using a lattice-based binomial model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share. All stock-based compensation costs are presented in employee compensation and benefits expenses.

Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. The weighted-average assumptions used in the model during 2009 were as follows:

Weighted-average fair value of stock options granted	$6.09
Assumptions used to determine fair value:
Dividend yield	1.46%
Risk-free rate of return	1.9%
Expected life of options (years)	5.0
Expected volatility	34.0%

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

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Allocated stock-based compensation costs				$8,156
Compensation cost on SNI stock awards	$3,964	$8,430	$13,429	8,430

Total stock-based compensation costs	$3,964	$8,430	$13,429	$16,586

13.	Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

In the fourth quarter of 2009, we announced we are amending the SNI Pension plan and are enhancing the benefits employees will receive from the Scripps Networks Interactive 401K Savings Plan. In accordance with the provisions of the pension plan amendment, no additional service benefits will be earned by participants in the plan after December 31, 2009. The amount of eligible compensation that is used to calculate a plan participant’s pension benefit will continue to include any compensation earned by the employee through December 31, 2019. After December 31, 2019, all plan participants will have a frozen pension benefit.

Under the provisions of the enhanced Scripps Networks Interactive 401K Savings Plan, the Company will begin making additional contributions to eligible employee’s 401K accounts effective as of January 1, 2010. The amounts contributed to each employee’s account will be a percentage of the employee’s total eligible compensation based upon their age and service with the Company as of the first day of each year.

The components of benefit plans expense consisted of the following:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Service cost	$1,533	$1,497	$4,151	$4,069
Interest cost	885	1,002	2,749	2,955
Expected return on plan assets, net of expenses	(466)	(450)	(1,348)	(2,254)
Amortization and deferrals, net	198	126	524	257

Total for defined benefit plans	2,150	2,175	6,076	5,027
Supplemental executive retirement plan (“SERP”)	841	1,498	3,216	4,098
Defined contribution plans	890	826	2,767	2,655

Total	$3,881	$4,499	$12,059	$11,780

We contributed $2.1 million to fund current benefit payments for our non-qualified SERP plan during the year-to-date period 2009. We anticipate contributing $0.1 million to fund the SERP’s benefit payments during the remainder of fiscal 2009. We anticipate making a $0.8 million contribution to meet the minimum funding requirements for our defined benefit pension plans in 2009.

14.	Comprehensive Income

Comprehensive income is as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Comprehensive Income:
Net income	$85,099	$76,648	$268,851	$243,125
Other comprehensive income:
Currency translation, net of income tax	726	(5,121)	5,132	(5,739)
Pension liability adjustments, net of income tax	257	319	548	(199)
Total comprehensive income	86,082	71,846	274,531	237,187
Comprehensive income attributable to noncontrolling interest	19,977	19,321	64,130	66,021
Comprehensive income attributable to SNI	$66,105	$52,525	$210,401	$171,166

15.	Segment Information

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

Our chief operating decision maker evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our business segments is as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Segment operating revenues:
Lifestyle Media	$325,511	$312,000	$986,727	$972,059
Interactive Services	38,983	52,101	124,885	173,213
Corporate/Intersegment eliminations	(33)	86	(103)	86
Total operating revenues	$364,461	$364,187	$1,111,509	$1,145,358
Segment profit (loss):
Lifestyle Media	$150,461	$138,975	$468,902	$457,109
Interactive Services	6,376	11,468	20,675	42,264
Corporate	(12,573)	(16,724)	(39,947)	(36,239)
Depreciation and amortization of intangibles	(20,666)	(16,683)	(58,570)	(48,655)
Gains (losses) on disposal of property, plant and equipment	(898)		(967)	(835)
Interest expense	(285)	(2,199)	(1,021)	(13,309)
Equity in earnings of affiliates	4,873	5,418	12,834	14,177
Losses on repurchases of debt				(26,380)
Miscellaneous, net	(1,321)	1,113	(721)	11
Income from continuing operations before income taxes	$125,967	$121,368	$401,185	$388,143

(in thousands)	As of
	September 30, 2009	December 31, 2008

Assets:
Lifestyle Media	$1,395,823	$1,439,731
Interactive Services	266,780	296,505
Corporate	180,002	14,904
Total assets of continuing operations	1,842,605	1,751,140
Discontinued operations	23,256	22,068
Total assets	$1,865,861	$1,773,208

No single customer provides more than 10% of our total operating revenues.

16.	Subsequent Events

On November 5, 2009, we signed a definitive agreement with Cox Communications, Inc. (“Cox”) to acquire controlling interest in the Travel Channel. The closing of the transaction, which is subject to regulatory approval and other conditions, is expected by or before January 2010. As currently proposed, the transaction is structured as a leverage joint venture between SNI and Cox. Cox will contribute the Travel Channel, valued at $975 million, and SNI will contribute $181 million in cash to a newly created partnership. The partnership will also incur third-party debt of $878 million that will be guaranteed by Scripps and indemnified by Cox, with the proceeds to be distributed to Cox. Following the transaction, SNI will maintain a 65% controlling interest in the Travel Channel and Cox will hold a 35% non-controlling interest in the business.

In October 2009, we announced plans to rebrand FLN as the Cooking Channel. FLN currently reaches over 55 million households, providing the Cooking Channel with the potential for significant reach when it launches in the third quarter of 2010. The Cooking Channel will be a 24-hour network that caters to avid food lovers by focusing on food information and instructional cooking programming. Offered in both standard and high definition, the new network will launch with a VOD offering and a fully interactive Internet broadband platform. While instructional cooking will be one of the primary focuses of the Cooking Channel’s programming, the network will also explore food origins, culture, and history in its programming.

We also announced in October 2009 that we will be launching Food Network in Europe, Africa, and the Middle East through a venture with an international broadcaster based in London. These new Food Network channels, which will be programmed and versioned for specific countries, are expected to launch in the United Kingdom during the fourth quarter of 2009 and begin rolling out to the other territories in 2010. We will maintain controlling interest of the venture.

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

EXECUTIVE OVERVIEW

On July 1, 2008, Scripps Networks Interactive spun off from The E. W. Scripps Company and began operations as a separate publicly-traded company. Scripps Networks Interactive is a leading lifestyle content and Internet search company with respected, high-profile television and interactive brands. We manage our operations through two reportable operating segments, Lifestyle Media and Interactive Services. Lifestyle Media includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Do-It-Yourself Network (“DIY”), Fine Living Network (“FLN”), Great American Country Network (“GAC”), and SN Digital which includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food or shelter related categories such as RecipeZaar.com, HGTVPro.com and FrontDoor.com. HGTV and Food Network are the only television channels in the United States that dedicate their entire programming schedules to the shelter and food content categories. Both networks are available in about 99 million television households, making them fully distributed along with other leading cable and direct to home programming services, and our Lifestyle Media branded Web sites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

In November of 2009, we signed a definitive agreement with Cox Communications, Inc. to acquire a 65% controlling interest in the Travel Channel. The Travel Channel currently reaches 95 million U.S. television households and is the only television network devoted exclusively to travel entertainment. We expect that the closing of the transaction will occur by or before January 2010.

In October 2009, we announced plans to rebrand FLN as the Cooking Channel. FLN currently reaches over 55 million households providing the Cooking Channel with the potential for significant reach when it launches in the third quarter of 2010. The Cooking Channel will be a 24-hour network that caters to avid food lovers by focusing on food information and instructional cooking programming. We also announced in October 2009 that we will be launching Food Network in Europe, Africa, and the Middle East through a venture with an international broadcaster based in London. These new Food Network channels, which will be programmed and versioned for specific countries, are expected to launch in the United Kingdom during the fourth quarter of 2009 and begin rolling out to the other territories in 2010. We will maintain controlling interest of the venture.

Our Interactive Services operating segment includes the online comparison shopping and consumer information services, Shopzilla and BizRate. Shopzilla regularly ranks as one of the top comparison shopping Web sites in the United States and ranks among the country’s top 10 shopping comparison retail sites.

Operating revenues in the third quarter of 2009 were flat to the prior year period at $364 million, while segment profit for the period increased 8 percent to $144 million compared with $134 million a year earlier. Operating revenues for the year-to-date period of 2009 decreased 3 percent to $1.1 billion compared with the same period in 2008. Segment profit for the year-to-date period of 2009 was $450 million compared with $463 million for the same period in 2008, a 3 percent decrease.

Lifestyle Media revenues were $326 million in the third quarter of 2009 and $987 million for the year-to-date period, both up slightly compared with the same periods a year ago. General rate increases and subscriber growth drove double digit increases in affiliate fee revenues that have more than offset the single digit decline in year-to-date advertising revenue. While the economic recession and its corresponding effect on advertising sales has contributed to a decline in advertising revenue for the year-to-date period of 2009, advertising revenue for the third quarter of 2009 was up slightly due to an improving advertising marketplace and strong audience ratings growth at our networks. For the third quarter of 2009, Food Network had the highest ratings in its history among young adults. Young adult impressions grew 28 percent compared with the third quarter of 2008. For the month of September, prime time impressions at Food Network improved 20 percent compared with the same period in 2008. At HGTV, young adult impressions in September grew 14 percent in prime time compared with the same month in 2008. Growth in overall viewership made it the best quarter in HGTV’s history for prime time household impressions. DIY is becoming a popular destination for viewers as the network’s programming is delivering money-saving ideas to budget conscious do-it-yourselfers. Prime time young adult impressions were up 56 percent and total day viewership among young adults was up 50 percent in the third quarter of 2009 compared with the third quarter of 2008. For our Lifestyle Media businesses, we remain focused on building larger and younger audiences at our flagship brands.

Interactive Services’ revenues in the third quarter of 2009 were $39 million compared with $52 million in the same period of 2008, while year-to-date revenues were $125 million compared with $173 million for the same period in 2008. Shopzilla’s results have been negatively affected during 2009 by a challenging retail market that is holding down volume and cost per click prices and a less favorable sponsored-link contract with Google. In addition, we are continuing to implement our strategy to competitively reposition the Shopzilla business for long-term growth. While affecting near-term operating results, our strategy is to improve the consumer experience on Shopzilla sites by getting consumers more deeply engaged in the product for which they are shopping. Such changes include making the sites more comprehensive by adding more of the popular retail brands that consumers seek.

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

Consolidated and Combined Results of Operations:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change

Operating revenues	$364,461	$364,187	0.1%	$1,111,509	$1,145,358	(3.0)%
Costs and expenses	(220,197)	(230,468)	(4.5)%	(661,879)	(682,224)	(3.0)%
Depreciation and amortization of intangible assets	(20,666)	(16,683)	23.9%	(58,570)	(48,655)	20.4%
Gains (losses) on disposal of PP&E	(898)			(967)	(835)	15.8%

Operating income	122,700	117,036	4.8%	390,093	413,644	(5.7)%
Interest expense	(285)	(2,199)	(87.0)%	(1,021)	(13,309)	(92.3)%
Equity in earnings of affiliates	4,873	5,418	(10.1)%	12,834	14,177	(9.5)%
Losses on repurchases of debt					(26,380)
Miscellaneous, net	(1,321)	1,113		(721)	11

Income from continuing operations before income taxes	125,967	121,368	3.8%	401,185	388,143	3.4%
Provision for income taxes	(41,544)	(43,841)	(5.2)%	(130,449)	(145,759)	(10.5)%

Income from continuing operations, net of tax	84,423	77,527	8.9%	270,736	242,384	11.7%
Income (loss) from discontinued operations, net of tax	676	(879)		(1,885)	741
Net income	85,099	76,648	11.0%	268,851	243,125	10.6%
Less: net income attributable to noncontrolling interests	(19,779)	(19,321)	2.4%	(63,879)	(66,021)	(3.2)%

Net income attributable to SNI	$65,320	$57,327	13.9%	$204,972	$177,104	15.7%

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

Continuing Operations – Operating revenues in the third quarter of 2009 were flat when compared with the third quarter of 2008 reflecting strong affiliate fee growth and an improving advertising marketplace at Lifestyle Media. The increase in revenues at Lifestyle Media was offset by decreases in referral fee revenues at Interactive Services. For the year-to-date period of 2009 compared with 2008, operating revenues were lower due primarily to decreases in referral fee revenues at our Interactive Services division and reductions in advertising revenues at our national television networks. The decrease in operating revenues at Interactive Services was attributed to a challenging retail market, the decision to competitively reposition Shopzilla for long-term growth and a less favorable sponsored-link contract with Google. The decrease in advertising revenues at Lifestyle Media reflects the difficult economic environment and a less favorable scatter market for advertising compared with a strong scatter market in the prior-year period. These decreases in revenues were partially offset by increases in affiliate fee revenue at our national television networks.

The decrease in costs and expenses for the quarter and year-to-date periods were primarily attributed to reductions in marketing and promotion costs at both our Lifestyle Media and Interactive Services business segments. Reductions in marketing and promotion costs were partially offset by increases in programming costs at our national networks, which reflects our investment in original programming, and increases in Corporate costs primarily related to separation costs.

Depreciation incurred on capitalized software development costs and capitalized Web site costs contributed to the increase in depreciation and amortization.

Interest expense decreased in 2009 compared with 2008 due primarily to lower average debt levels. The average balance of outstanding borrowings was $10.8 million at an average rate of 1.3% for the year-to-date period of 2009 and $407 million at an average rate of 3.5% in the same period of 2008. There were no outstanding obligations for the third quarter of 2009 compared with $267 million at an average rate of 2.3% for the third quarter of 2008.

In the second quarter of 2008, E. W. Scripps redeemed their outstanding notes which were previously allocated to us in our combined financial statements. The associated loss on extinguishment of $26.4 million from such redemption has been allocated to us in our statement of operations.

Our effective tax rate was 33.0% in the third quarter of 2009 and 36.1% in the third quarter of 2008. For the year-to-date period of 2009, our effective tax rate was 32.5% compared with 37.6% in the year-to-date period of 2008. The 2008 effective tax rate was impacted by the loss on extinguishment of debt which was not deductible for income tax purposes. Additionally, our deferred tax balances were re-measured in the third quarter of 2008 to reflect enacted state rates we expect to apply as a stand-alone company. The re-measurement of our deferred tax liability balances resulted in a one-time $4.5 million charge to our tax provision in 2008.

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

Business Segment Results—As discussed in Note 15—Segment Information to the condensed consolidated and combined financial statements, our chief operating decision maker evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated and combined financial statements is as follows:

( in thousands )	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change

Segment operating revenues:
Lifestyle Media	$325,511	$312,000	4.3%	$986,727	$972,059	1.5%
Interactive Services	38,983	52,101	(25.2)%	124,885	173,213	(27.9)%
Corporate/Intersegment eliminations	(33)	86		(103)	86

Total operating revenues	$364,461	$364,187	0.1%	$1,111,509	$1,145,358	(3.0)%

Segment profit (loss):
Lifestyle Media	$150,461	$138,975	8.3%	$468,902	$457,109	2.6%
Interactive Services	6,376	11,468	(44.4)%	20,675	42,264	(51.1)%
Corporate	(12,573)	(16,724)	(24.8)%	(39,947)	(36,239)	10.2%

Total segment profit	144,264	133,719	7.9%	449,630	463,134	(2.9)%
Depreciation and amortization of intangible assets	(20,666)	(16,683)	23.9%	(58,570)	(48,655)	20.4%
Gains (losses) on disposal of PP&E	(898)			(967)	(835)	15.8%
Interest expense	(285)	(2,199)	(87.0)%	(1,021)	(13,309)	(92.3)%
Equity in earnings of affiliates	4,873	5,418	(10.1)%	12,834	14,177	(9.5)%
Losses on repurchases of debt					(26,380)
Miscellaneous, net	(1,321)	1,113		(721)	11

Income from continuing operations before income taxes	$125,967	$121,368	3.8%	$401,185	$388,143	3.4%

Corporate costs for the first six months of 2008 reflect an estimate of SNI’s portion of The E. W. Scripps Company’s corporate expenses. Included in Corporate expenses are one-time costs related to the separation that totaled $7.2 million in the third quarter of 2008, $0.8 million in the third quarter of 2009, and $6.5 million for the year-to-date period of 2009.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America was as follows:

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Operating income	$122,700	$117,036	$390,093	$413,644
Depreciation and amortization of intangible assets:
Lifestyle Media	9,821	6,996	27,432	20,640
Interactive Services	10,489	9,625	30,430	27,846
Corporate	356	62	708	169
Losses (gains) on disposal of PP&E:
Lifestyle Media	516		571	764
Interactive Services	382		396
Corporate				71

Total segment profit	$144,264	$133,719	$449,630	$463,134

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

Operating results for Lifestyle Media were as follows:

( in thousands )	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change

Segment operating revenues:
Advertising	$236,598	$235,523	0.5%	$722,177	$742,270	(2.7)%
Network affiliate fees, net	81,055	69,877	16.0%	240,174	206,991	16.0%
Other	7,858	6,600	19.1%	24,376	22,798	6.9%

Total segment operating revenues	325,511	312,000	4.3%	986,727	972,059	1.5%

Segment costs and expenses:
Employee compensation and benefits	45,146	44,395	1.7%	135,219	127,904	5.7%
Programs and program licenses	79,767	74,536	7.0%	229,043	211,099	8.5%
Other segment costs and expenses	50,137	54,094	(7.3)%	153,563	175,947	(12.7)%

Total segment costs and expenses	175,050	173,025	1.2%	517,825	514,950	0.6%

Segment profit	$150,461	$138,975	8.3%	$468,902	$457,109	2.6%

Supplemental Information:

Billed network affiliate fees	$89,715	$77,689		$266,938	$230,077

Program payments	73,269	65,621		211,500	212,503

Depreciation and amortization	9,821	6,996		27,432	20,640

Capital expenditures	11,169	13,804		39,982	31,710

We saw positive audience trends at our networks during the third quarter of 2009. Food Network’s young adult impressions grew 28 percent and total day for young adults grew 22 percent compared with the same quarter a year ago. Food Network’s ratings were boosted by successful programming that included Extreme Cuisine, Iron Chef America, Chopped, and Diners, Drive-ins and Dives. At HGTV, growth in overall viewership made it the best quarter in HGTV’s history for prime time household impressions. DIY’s prime time young adult impressions were up 56 percent and total day viewership among young adults was up 50 percent in the third quarter of 2009 compared with the third quarter of 2008. These positive audience trends coupled with an improving advertising marketplace, resulted in a slight increase in advertising revenues in the third quarter of 2009 compared with the third quarter of 2008. Advertising revenues for the year-to-date period of 2009 decreased when compared with 2008 reflecting the effects of the economic recession and its effect on advertising rates during the first half of the year. General weakness in scatter advertising relative to strong growth in the first six months of 2008 also contributed to the year-over-year reduction in advertising revenues.

Distribution agreements with cable and satellite television systems require the payment of affiliate fees over the terms of the agreements. The increases in network affiliate fees for the quarter and year-to-date periods of 2009 compared with 2008 were primarily attributed to rate increases for HGTV and subscriber growth at all of our networks.

SN Digital online revenues were approximately $17.5 million in the third quarter of 2009 compared with $19.1 million in the third quarter of 2008. Year-to-date SN Digital online revenues were $54.0 million in 2009 compared with $56.8 million in 2008. Softness in online advertising demand contributed to the year-over-year decline in SN Digital’s revenues.

Employee compensation and benefits increased primarily due to the hiring of additional employees throughout the first six months of 2008 to support our interactive growth initiatives.

Program and program license amortization increased 7 and 9 percent in both the quarter and year-to-date periods of 2009, respectively, compared with the same periods of 2008. The increase reflects the investment in the improved quality and variety of programming at our networks in recent periods. We expect full-year programming expenses will increase 9 to 11 percent compared with 2008.

A $15.9 million reduction in marketing and advertising costs for the year-to-date period of 2009 compared with 2008 contributed to the year-over-year decrease in other costs and expenses. Marketing and advertising costs were $2.5 million lower in the third quarter of 2009 compared with the same quarter in 2008.

Non-programming costs and expenses of our Lifestyle Media segment are expected to be flat to slightly down for the full year period of 2009 compared with 2008.

Supplemental financial information for Lifestyle Media is as follows:

( in thousands )	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change

Operating revenues by brand:
HGTV	$152,547	$143,391	6.4%	$459,925	$447,738	2.7%
Food Network	118,591	112,874	5.1%	363,218	358,359	1.4%
DIY	17,684	16,006	10.5%	51,133	47,338	8.0%
FLN	11,185	12,873	(13.1)%	33,888	39,637	(14.5)%
GAC	6,449	5,890	9.5%	19,274	18,088	6.6%
SN Digital	17,529	19,137	(8.4)%	54,012	56,846	(5.0)%
Other / intersegment eliminations	1,526	1,829	(16.6)%	5,277	4,053	30.2%

Total segment operating revenue	$325,511	$312,000	4.3%	$986,727	$972,059	1.5%

Homes reached in September (1):
HGTV				98,800	97,400	1.4%
Food Network				99,300	97,500	1.8%
DIY				52,100	48,300	7.9%
FLN				55,700	51,800	7.5%
GAC				57,200	54,000	5.9%

(1)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of FLN in 2008, which was not yet rated by Nielsen and represented comparable amounts calculated by us.

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

Our Interactive Services businesses earn revenue primarily from referral fees paid by participating online retailers.

Financial information for Interactive Services is as follows:

( in thousands )	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change

Segment operating revenues	$38,983	$52,101	(25.2)%	$124,885	$173,213	(27.9)%

Segment costs and expenses:
Employee compensation and benefits	9,854	12,207	(19.3)%	30,233	36,490	(17.1)%
Marketing and advertising	18,739	24,193	(22.5)%	61,429	80,702	(23.9)%
Other segment costs and expenses	4,014	4,233	(5.2)%	12,548	13,757	(8.8)%

Total segment costs and expenses	32,607	40,633	(19.8)%	104,210	130,949	(20.4)%

Segment profit	$6,376	$11,468	(44.4)%	$20,675	$42,264	(51.1)%

Supplemental Information:

Depreciation and amortization	$10,489	$9,625		$30,430	$27,846

Capital expenditures	6,164	5,896		15,261	14,134

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

We experienced some positive trends at Shopzilla during the third quarter as the number of product offers available to consumers has nearly doubled since the last holiday season and leads to merchant partners’ sites in the quarter grew 19 percent year over year in 2009.

The decrease in segment costs and expenses for the third quarter and year-to-date periods of 2009 compared with the same periods a year ago reflects efforts to align costs with the current business conditions.

We expect Interactive Services segment profit to be above $30 million for the full year.

LIQUIDITY AND CAPITAL RESOURCES

Information about our cash, cash equivalents and short-term investments balances is as follows:

( in thousands )	As of
	September 30, 2009	December 31, 2008

Cash and cash equivalents	$11,120	$9,970
Short-term investments	162,883	2,703

Total cash, cash equivalents and short-term investments	$174,003	$12,673

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 75% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our sources and uses of cash is presented in the following table:

( in thousands )	Nine months ended September 30,
	2009	2008

Net cash provided by (used in) continuing operating activities	$405,109	$435,449
Net cash provided by (used in) discontinued operations	(5,160)	9,811
Dividends paid to SNI common shareholders	(37,006)	(12,234)
Dividends paid to noncontrolling interest	(79,482)	(74,033)
Proceeds from stock option exercises	22,819	5,194
Other, net	(7,098)	(11,227)
Change in parent company investment, net		96,457

Amounts available for acquisitions, investments, and debt repayment	$299,182	$449,417

Sources and uses of available cash flow:
Capital expenditures	(57,852)	(42,844)
Bond redemption premium payment		(22,517)
Net decrease in long-term debt	(80,000)	(371,303)

Increase in cash, cash equivalents and short-term investments	$161,330	$12,753

Our cash flow has historically been used primarily to fund acquisitions and investments, develop new businesses, and repay debt. We expect cash flow from operating activities in 2009 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our businesses.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. We borrowed $325 million under the credit facility on June 30, 2008. Utilizing existing cash on hand and the proceeds from these borrowings, we paid a dividend of $430 million to E. W. Scripps prior to the consummation of the spin-off. As of September 30, 2009, the credit facility balance has been reduced to zero as a result of payments made against the debt balance in 2008 and 2009.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s noncontrolling interests were $79.5 million in the year-to-date period of 2009 and $74.0 million for the same period of 2008. We expect the cash distributions to the noncontrolling interest will approximate $10.0 million for the balance of 2009.

Management does not believe that the costs associated with the Transition Services Agreement, Tax Allocation Agreement and Employee Matters Agreement will have a material impact on the Company’s future results of operations, financial condition or liquidity. We incurred expenses of $3.0 million and recorded income of $0.6 million under the Transition Services Agreement in the year-to-date period of 2009 (refer to Note 11—Related Party Transactions of the condensed consolidated and combined financial statements). The general terms of the Tax Allocation Agreement between us and The E. W. Scripps Company, provides that each company is responsible for income taxes for periods before the spin-off as it relates to their respective businesses. In connection with year-end analysis of our tax accounts, determination was made that we owed payment to E. W. Scripps for tax related matters totaling $13.5 million. We paid this amount to E. W. Scripps in the first quarter of 2009.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. There are not any borrowings under the credit facility at September 30, 2009. We are subject to interest rate risk associated with our credit facility as borrowings are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs.

Our primary exposure to foreign currencies is the exchange rate between the U.S. dollar and the British pound. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies. Included in shareholders’ equity is $44.5 million of foreign currency translation adjustment gains resulting primarily from the devaluation of the U.S. dollar relative to the British pound from our March 2006 acquisition of uSwitch through December 2007.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at September 30, 2009.

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