Form 10-K
period 2009-12-31
Scripps Networks Interactive, Inc.
filed 2010-03-01
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant on June 30, 2009, was approximately $2,560,980,469. All Class A Common shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.

As of January 29, 2010, there were 129,538,215 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 36,338,226 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2010 annual meeting of shareholders.

Index to Scripps Networks Interactive, Inc. Annual Report on Form 10-K for the Year Ended December 31, 2009

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

We manage our operations through two reportable operating segments: Lifestyle Media and Interactive Services. Lifestyle Media, includes Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network (“DIY”), Fine Living Network (“FLN”), which will be re-branded as the Cooking Channel in 2010, Great American Country (“GAC”), and associated Web sites that are part of the aforementioned television brands, and other Internet-based businesses serving food or shelter related categories such as RecipeZaar.com, HGTVPro.com and FrontDoor.com. Interactive Services includes online comparison shopping and consumer information services, bizrate, Shopzilla, and beso.

Our Lifestyle Media segment earns revenue principally from advertising sales, affiliate fees and ancillary sales, including the sale and licensing of consumer products. Revenues from the Interactive Services segment are generated primarily from referral fees and commissions paid by merchants and service providers for online leads generated by the company’s comparison shopping Web sites. Revenues from the Lifestyle Media segment accounted for 89 percent, 85 percent and 84 percent of our consolidated revenues for 2009, 2008 and 2007, respectively, and revenues from the Interactive Services segment accounted for 11 percent, 15 percent and 16 percent of our consolidated revenues for those periods, respectively.

We seek to engage audiences that are highly desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the Internet and any other media platforms consumers choose. We intend to expand and enhance our Lifestyle Media brands through the creation of popular new programming and content, the use of new distribution platforms, such as mobile phones and video-on-demand, the licensing and sale of branded consumer products and through international expansion. At our Interactive Services businesses, we aggregate large audiences on the Internet by organizing searchable and highly useful consumer information. We intend to enhance our Interactive Services businesses by improving the overall search comprehensiveness and usefulness of our Web sites, diversifying sources of revenue, increasing the volume of user-generated consumer information and entering new geographic markets.

Business Segments

Lifestyle Media

Our Lifestyle Media business segment includes six national television networks and our portfolio of related interactive lifestyle brands. The segment generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. In 2009, revenues from advertising sales and affiliate fees were approximately 74 percent and 24 percent, respectively, of total revenue for the Lifestyle Media segment. Our Lifestyle Media segment also earns revenue from the licensing of its content to third parties, primarily in international markets, and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

The advertising revenue generated by our national television networks depends on the number of households subscribing to each service and on viewership ratings as determined by Nielsen Media Research and other third-party research companies.

HGTV and Food Network and their targeted home and food programming categories appeal strongly to women viewers with higher incomes in the 18 to 49 age range, an audience demographic that is traditionally valued by advertisers. Travel Channel and its targeted travel programming categories appeal to viewers who are more affluent than the average cable viewer and skews slightly to adult men in the 18 to 49 range. GAC appeals to women viewers, while DIY typically has a higher percentage of adult male viewers. FLN, originally intended to appeal to both higher income men and women, will likely appeal more to women with higher incomes in the 18 to 49 age range under the Cooking Channel brand. Advertising revenue can fluctuate relative to the popularity of specific programs and blocks of programming during defined periods of the day.

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

As consumer acceptance of high-definition television grows, the company is developing an increasing amount of original programming in high-definition format. Lifestyle Media operates three high-definition channels, HGTV-HD, Food Network-HD, and Travel Channel-HD, and plans to debut DIY-HD and Cooking Channel-HD in 2010. The company’s high-definition television networks are accessible by an estimated 32 million U.S. households.

The company is also executing its growth strategy internationally. The company, through equity ownership positions in joint ventures and other partnerships, seeks to become a world leader in lifestyle media and brand-related products and services. The company’s objective is to broaden its brand authority to include lifestyle interests beyond food, home and travel, and to invest in a mix of mature and emerging markets. The company initiated its international strategy with the launch of Food Network on B-Sky-B in the United Kingdom, reaching 10 million households. The Food Network’s distribution in the U.K., other European markets, the Middle East and Africa is supported by a joint venture the company entered into and controls with Liberty Global Inc.’s Chello Zone. The company is considering entering or creating partnerships in other international markets including the Asia-Pacific, India and Latin America.

The company’s lifestyle-oriented interactive businesses are focused on the internal development and acquisition of interactive, media brands that are intended to diversify sources of revenue and enhance our competitive advantage as a leading provider of food, home and lifestyle content. Revenue generated by our lifestyle interactive businesses is derived primarily from the sale of display, banner, rich media and video advertising and sponsorships.

The lifestyle-oriented interactive businesses consist of multiple Web sites, including our six network-branded Web sites, FoodNetwork.com, HGTV.com, TravelChannel.com, DIYNetwork.com, FineLiving.com and GACTV.com. In addition to serving as the home Web sites for the segment’s television programming networks, the Web sites provide informational and instructional content on specific topics within their broader lifestyle content categories. Features such as HGTV KitchenDesign, HGTV BathDesign, and DIY Home Improvement are intended to aggregate engaged audiences with interests in specific lifestyle topics. All of the segment’s interactive services benefit from archived television network programming of which approximately 90 percent is owned by the company. Our ownership of programming enables us to efficiently and economically repurpose it for use on the Internet and other interactive distribution channels, including mobile and video-on-demand.

The lifestyle Web sites also consist of other digital services including HGTVPro.com, which appeals to construction professionals and advanced do-it-yourself enthusiasts; RecipeZaar.com, a recipe-sharing social networking Web site; and

FrontDoor.com, a local real estate search and consumer information site that features millions of home listings and thousands of videos. The lifestyle Web sites accounted for about 6 percent of the segment’s total revenue in 2009. The strategic focus of the lifestyle interactive businesses is to grow advertising and sponsorship revenues by increasing the number of page views and video plays and attracting more unique visitors to our Web sites through site enhancements, adding more video, new tools, etc. Our strategy also includes attracting a broader audience through the placement of our video programming on national video streaming sites, and developing new sources of revenue that capitalize on traffic growth at our Web sites.

HGTV

HGTV is America’s leader in home television programming and is one of cable and satellite television’s top-rated networks. HGTV reaches about 99 million domestic households via cable and direct satellite television services. The network’s companion Web site is one of the nation’s leading online home and garden destinations, attracting an average of about 3 million unique visitors per month. The network’s programming also can be seen in 96 countries and territories.

HGTV television programming and Internet content commands an audience interested specifically in home and shelter-related topics. HGTV is television’s only network dedicated solely to such topics as decorating, interior design, home remodeling, landscape design and real estate. HGTV strives to engage audiences by creating original programming that is entertaining, instructional and informative.

The network ended 2009 with its highest ever annual prime-time ratings. Programming highlights included HGTV Design Star, House Hunters, and My First Place. The network also has developed successful programming events, including the HGTV Dream Home Giveaway and HGTV Green Home Giveaway and annual live coverage of the Rose Bowl Parade.

FOOD NETWORK

Food Network is a leading cable and satellite television network that has been credited with redefining the television food genre. The network engages viewers with likable hosts and personalities who explore interesting and different ways to approach food and food-related topics. Food Network is available in 99 million U.S. television households and its programming can be seen internationally in 150 countries and territories. The network’s Web site, FoodNetwork.com, consistently ranks as one of America’s top food and cooking Internet destinations, with an average of about 13 million unique visitors per month. The company owns approximately 69 percent of the Food Network and is the managing partner. The Tribune Company has a noncontrolling interest of approximately 31 percent in Food Network.

Food Network programming and Internet content attracts audiences interested in food-related topics. Food Network is television’s only network dedicated solely to such topics as food preparation, dining out, entertaining, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative.

Food Network achieved record growth in viewership in 2009. Programming highlights included Next Food Network Star, Ace of Cakes, Diners, Drive-ins and Dives, and Iron Chef America. Many of the programs on Food Network feature or are hosted by high-profile television personalities such as Bobby Flay, Rachael Ray, Giada De Laurentiis, Alton Brown, Guy Fieri and Paula Deen.

TRAVEL CHANNEL

We acquired a controlling interest in the Travel Channel business in December 2009, giving the company its third fully-distributed lifestyle network. Travel Channel is a leading travel multi-media brand, offering quality television, video, Internet and mobile entertainment and information to travel enthusiasts. The network has grown into one of the largest specialty cable networks in the U.S., available in 95 million domestic television households.

Travel Channel finished 2009 with a record year in primetime and total-day ratings.

Programming highlights in 2009 included Samantha Brown’s Great Weekends, Anthony Bourdain: No Reservations, Andrew Zimmern’s Bizarre World, Man v. Food, Ghost Adventures, and Dhani Tackles the Globe. Many of the programs on Travel Channel feature or are hosted by high-profile television personalities such as Samantha Brown, Anthony Bourdain, Andrew Zimmern, Adam Richman, and Dhani Jones.

DIY NETWORK (DIY)

DIY is America’s only television network and Web site dedicated solely to presenting entertaining and informational programming and content across a broad range of do-it-yourself categories including home building; home improvement; automotive restoration and repair; crafts; gardening; landscaping, hobbies and woodworking. The network is available in approximately 53 million U.S. households via cable and direct-to-home satellite television services. DIY programming also is distributed internationally in 21 countries and territories. The television network’s companion Web site – DIYNetwork.com – consistently ranks among America’s top 15 home and garden Internet destinations with an average of about 2 million unique visitors per month.

FINE LIVING NETWORK (FLN)

FLN will be rebranded the Cooking Channel in 2010 to take advantage of the expanding interest in food and cooking in America. Cooking Channel will be a 24-hour network that caters to avid food lovers by focusing on food information and instructional cooking programming. Offered in both standard and high definition, the rebranded network will debut with a Video-on-demand (“VOD”) offering and a fully interactive Internet and broadband platform as it delivers more content focused on baking, ethnic cuisine, wine and spirits, healthy and vegetarian cooking and kids' foods. We expect Cooking Channel to be available in about 56 million households. Currently FLN television programming also can be seen internationally in 37 countries and territories.

GREAT AMERICAN COUNTRY (GAC)

Distributed in the U.S. via cable and direct-to-home satellite television services, the network reaches about 58 million households with original programming, special musical performances and live concerts. GAC operates a companion Web site, GACTV.com. GAC is the only network operated by the company with direct competition to its programming. The network strives to provide its viewers with a more focused country music experience.

HGTVPro.com

HGTVPro.com is a video-rich interactive service delivered via the Internet which appeals to professional builders, remodelers and contractors. Content includes professional-level best practices, tips and techniques, new product information and industry trends. HGTVPro.com attracts about 1 million unique visitors per month. HGTVPro.com is an authoritative source of information on the Internet for home construction professionals and advanced do-it-yourself, home-improvement enthusiasts. The Web site features original video content, industry news and detailed tips and instructions on a wide variety of home construction topics.

RECIPEZAAR.com

RecipeZaar.com is a leading user-generated recipe and community Internet site featuring nearly 400,000 recipes. RecipeZaar.com provides food enthusiasts with a browsing tool, search capabilities and personalized features. RecipeZaar.com is one of the Internet’s top 10 food and cooking category sites, attracting about 4 million unique visitors per month. RecipeZaar.com aggregates an audience on the Internet by creating an engaged community of food enthusiasts interested in home recipes, menu planning and other food-related topics. The social-networking Web site features volumes of user-generated content, including recipes, photos, menus and reviews.

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

Interactive Services

Our Interactive Services segment includes Internet-based businesses that strive to simplify online shopping for consumers by aggregating, organizing, ranking and displaying relevant and searchable consumer information. Consumers who use our Interactive Services Web sites are presented with easy-to-use search results generated from continuously growing databases of information on a wide range of products that are offered for sale on the Internet by third-party retailers. Our Interactive Services brands include bizrate, Shopzilla and beso in the United States; Shopzilla.co.uk and bizrate.co.uk in the United Kingdom; Shopzilla.fr and PrixMoinsCher.fr in France; and Shopzilla.de and SparDeinGeld.de in Germany. The Web sites collectively attract approximately 30 million unique visitors each month.

Bizrate.com and Shopzilla.com are among the leading online search and comparison shopping Web sites and aggregate one of the Internet’s largest organized indexes of products and services. The sites are free to consumers who access the index via simplified, intuitively designed Internet pages that feature prominently displayed and easy-to-use search boxes. The bizrate brand also operates a consumer feedback network that annually collects and publishes on its Web sites millions of consumer reviews of stores and products.

The bizrate Web site’s proprietary shopping search logic system and patented relevance function, ShopRank, make it possible for consumers to instantly obtain accurate search results for specific products and services. Search query results are organized and displayed on graphically designed, layered presentation pages that include product listings, images, comparative pricing information, links to online merchants and service providers and user-generated and professional product reviews. Search results also include merchant reliability rankings based on the shared experiences of bizrate users.

The index of products and services serves as the primary database for bizrate. The database is aggregated using a highly automated system for identifying products, building online catalogs and classifying and organizing product information feeds from merchants and service providers. Bizrate builds advertising relationships with participating online merchants by providing them with a scalable, self-service sign-up process, an efficient cost-per-click pricing structure and a real-time reporting system that enables them to manage the return on the investment they are making to advertise on bizrate.

Bizrate devotes considerable time and financial resources to continuously improving the user experience, the effectiveness of its proprietary search logic system for consumers and merchant advertisers, the design of its Web sites and the expansion of its searchable index of products and services.

Beso is a taste-based shopping Web site where consumers can browse the latest products and sales from their preferred retailers and favorite brands in one place.

The segment’s businesses strive to help online consumers make educated purchasing decisions by ranking products on such factors as comparative pricing, availability,

quality and reliability. The quality and reliability of individual online merchants are ranked based on the collective, shared experiences of consumers using the segment’s Web sites. Users also are presented with supporting consumer news and information, user-generated and professional product reviews, calculators and other tools that are intended to help them complete their purchasing decisions.

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

Revenue categories as a percentage of total Interactive Services segment revenue are as follows:

•	Direct referral fees from advertising merchants, 70 percent in 2009 vs. 56 percent in 2008.

•	Sponsored link referral fees from general search engines, 30 percent in 2009 vs. 44 percent in 2008.

The Interactive Services segment measures operating performance in terms of net revenue, which is defined as total revenue minus traffic acquisition costs. Traffic acquisition costs are those marketing expenses related to generating user traffic to the segment’s Web sites. The success of the segment’s businesses is largely dependent on the ability to efficiently and economically attract a high volume of user traffic.

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

The company expects its Interactive Services businesses to benefit from the growth in online shopping and overall consumer acceptance of Internet commerce in the United States and internationally.

Employees

As of December 31, 2009, we had approximately 1,800 full-time equivalent employees, of whom approximately 1,400 were with Lifestyle Media.

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

Certain of our directors may have actual or potential conflicts of interest because of their positions in Scripps Networks Interactive and E. W. Scripps.

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

If we are unable to maintain distribution agreements with cable and satellite distributors at acceptable rates and terms, our revenues and profitability could be negatively affected.

We enter into long-term contracts for the distribution of our national television networks on cable and satellite television systems. Our long-term distribution arrangements enable us to reach a large percentage of cable and direct broadcast satellite households across the United States. As these contracts expire, we must renew or renegotiate them. If we are unable to renew them on acceptable terms or at rates similar to those in other affiliate contracts, we may lose distribution rights and/or affiliate fee revenues..

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

Consolidation among cable television system operators has given the largest cable and satellite television systems considerable leverage in their relationship with programmers. The two largest cable television system operators provide service to approximately 40 percent of households receiving cable or satellite television service today, while the two largest satellite television operators provide service to an additional 30 percent of such households.

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

Approximately 30 percent of our 2009 referral fee revenue came from one general search engine and a change in this relationship could reduce the revenue of the business.

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

Approximately 80 percent of our consolidated revenues in 2009 were derived from marketing and advertising spending by businesses operating in the United States. Advertising and marketing spending is sensitive to economic conditions, and tends to decline in recessionary periods. A decline in economic conditions could reduce advertising prices and volume, resulting in a decrease in our advertising revenues. A decline in economic conditions could also impact consumer discretionary spending. Such a reduction in consumer spending may impact the volume of online shopping, which could adversely affect our comparison shopping businesses.

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

If we are unable to successfully integrate key acquisitions, such as Travel Channel, our business results could be negatively impacted.

We may grow through acquisitions in certain markets. Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and other unanticipated problems and liabilities. If we are unable to mitigate these risks, the integration and operations of an acquired business could be adversely impacted.

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

We test our goodwill and intangible assets for impairment during the fourth quarter of every year and on an interim date should factors or indicators become apparent that would require an interim test. If the fair value of a reporting unit or an intangible asset is revised downward due to declines in business performance, impairment could result and a non-cash charge could be required. This could materially affect our reported net earnings.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Lifestyle Media operates from an owned production and office facility in Knoxville. We also operate from a leased office facility in Knoxville and leased facilities in New York, Nashville, and Washington, DC. Substantially all equipment is owned by Lifestyle Media.

Interactive Services operates from leased facilities in Los Angeles and London, as well as separate leased co-location facilities in Los Angeles, Houston and Seattle. Substantially all of our equipment is owned by our Interactive Services’ businesses.

Our corporate office headquarters operate from a leased facility in Cincinnati and we also lease facilities in London that support our international operations.

Management believes its properties are adequate to support the business efficiently and that the properties and equipment have been well maintained.

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

Item 4.	[Removed and Reserved].

Executive Officers of the Company - Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Kenneth W. Lowe	59	Chairman of the Board, President and Chief Executive Officer (since July 2008); President, Chief Executive Officer and Director, The E. W. Scripps Company (2000 to 2008)

Anatolio B. Cruz III	51	Chief Legal Officer and Corporate Secretary (since July 2008); Executive Vice President and General Counsel, The E. W. Scripps Company (2007 to 2008); Senior Vice President and General Counsel, The E. W. Scripps Company (2004 to 2007); Vice President, Deputy General Counsel and Assistant Secretary, BET Holdings, Inc. (1999 to 2004)

John F. Lansing	52	President, Scripps Networks, LLC (since January 2005); Senior Vice President/Scripps Networks, The E. W. Scripps Company (2006 to 2008); Senior Vice President/Television, The E. W. Scripps Company (2002 to 2005)

Joseph G. NeCastro	53	Chief Administrative Officer and Chief Financial Officer (since February 2010); Executive Vice President and Chief Financial Officer (2008 to 2010); Executive Vice President and Chief Financial Officer, The E. W. Scripps Company (2006-2008); Senior Vice President and Chief Financial Officer, The E. W. Scripps Company (2002 to 2006)

Mark S. Hale	51	Executive Vice President and Chief Technology Officer (since February 2010); Senior Vice President, Technology Operations and Chief Technology Officer (2008 to 2010); Senior Vice President/Technology Operations, The E. W. Scripps Company (2006 to 2008); Vice President/Technology Operations, The E. W. Scripps Company (2005 to 2006); Executive Vice President of Scripps Networks, LLC (1998 to 2005)

Lori A. Hickok	46	Executive Vice President, Finance (since February 2010); Senior Vice President, Finance (2008 to 2010); Vice President and Controller, The E. W. Scripps Company (2002 to 2008)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “SNI.” As of December 31, 2009, there were approximately 37,100 owners of our Class A Common shares, based on security position listings, and 19 owners of our Common Voting shares (which do not have a public market).

The following table reflects the range of high and low selling prices of our common stock by quarterly period since our common stock began trading on the NYSE on June 12, 2008.

2009	High	Low
First quarter	$24.37	$18.51
Second quarter	$30.43	$23.60
Third quarter	$37.41	$26.58
Fourth quarter	$42.21	$36.36

2008
Second quarter *	$43.49	$38.00
Third quarter	$44.98	$34.88
Fourth quarter	$37.14	$20.00

*	Represents “when issued” trading on the NYSE for the period from June 12, 2008 through June 30, 2008 when our separation from E. W. Scripps was completed.

Under a share repurchase program authorized by the Board of Directors on July 29, 2008, we are authorized to repurchase up to 5 million Class A Common shares. As of December 31, 2009, no shares have been repurchased against the July 29, 2008, authorization. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Dividends – Our Board of Directors declared quarterly cash dividends of 7.5 cents per share that have been paid for each of the quarters in 2008 and 2009 following the separation from E. W. Scripps. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

Performance Graph – The following graph compares the cumulative total stockholder return on our Class A Common shares with the comparable cumulative return of the NYSE market index and an index based on a peer group of media companies for the period from June 12, 2008, the date our common shares began trading on the NYSE, to December 31, 2009. The performance graph assumes that the value of the investment in our common shares, the NYSE market index, and peer group of media companies was $100 on June 12, 2008 and that all dividends were reinvested.

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

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 1, 2010, are filed as part of this Form 10-K. See Index to Consolidated and Combined Financial Statement Information at page F-1.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: March 1, 2010	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 1, 2010.

Signature	Title

/s/ Kenneth W. Lowe Kenneth W. Lowe	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph G. NeCastro Joseph G. NeCastro	Chief Administrative Officer and Chief Financial Officer

/s/ John H. Burlingame John H. Burlingame	Director

/s/ Michael R. Costa Michael R. Costa	Director

/s/ David A. Galloway David A. Galloway	Director

/s/ Jarl Mohn Jarl Mohn	Director

/s/ Nicholas B. Paumgarten Nicholas B. Paumgarten	Director

/s/ Mary Peirce Mary Peirce	Director

/s/ Dale Pond Dale Pond	Director

/s/ Jeffrey Sagansky Jeffrey Sagansky	Director

/s/ Nackey E. Scagliotti Nackey E. Scagliotti	Director

/s/ Ronald W. Tysoe Ronald W. Tysoe	Director

Scripps Networks Interactive, Inc.

The selected consolidated and combined statements of operations data for the three years ended December 31, 2009 and the consolidated balance sheet data at December 31, 2009 and 2008 should be read in conjunction with the audited financial statements and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information presented elsewhere in this annual report. The selected consolidated and combined statement of operations data for the year ended December 31, 2005 and the consolidated and combined balance sheet data at December 31, 2006 and 2005 have been derived from financial statements contained in the Registration Statement filed on Form 10 that is not included herein.

Selected Financial Data

Five-Year Financial Highlights

(in millions, except per share data)
	2009	2008	2007	2006	2005 (3)
Summary of Operations
Operating revenues (1):
Lifestyle Media	$1,367	$1,312	$1,185	$1,052	$903
Interactive Services	174	238	220	228	99

Total operating revenues	$1,541	$1,551	$1,405	$1,281	$1,002

Segment profit (loss) (1)(2):
Lifestyle Media	$637	$632	$587	$504	$403
Interactive Services	31	63	47	53	28
Corporate	(66)	(49)	(35)	(33)	(25)

Total segment profit	$602	$645	$599	$524	$406

Income from continuing operations attributable to SNI common shareholders (4)	$273	$23	$268	$235	$176

Per Share Data
Income from continuing operations attributable to SNI common shareholders (4)	$1.65	$.14	$1.64	$1.44	$1.08

Cash dividends (5)	.30	.15

Balance Sheet Data
Total assets (7)	$2,963	$1,773	$2,018	$2,385	$2,011
Long-term debt (6)(7)	884	80	503	765	824
Redeemable noncontrolling interests	114	9	23	23	23
Total SNI shareholders’ equity	1,384	1,132	991	1,164	775
Noncontrolling interest	151	147	137	117	83
Total equity	$1,535	$1,279	$1,128	$1,281	$858

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

(1)	Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with financial accounting standards for disclosures about segments of an enterprise and related information. See page F-7.

(2)	Segment profit is a supplemental non-GAAP financial measure. GAAP means generally accepted accounting principles in the United States. Our chief operating decision maker evaluates the operating performance of our reportable segments and makes decisions about the allocation of resources to our reportable segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. For a reconciliation of this financial measure to operating income see the table on page F-8.

(3)	In June 2005, we acquired Shopzilla, a Web-based product comparison shopping service.

(4)	Operating results in 2008 include a non-cash charge to write-down the goodwill related to our Shopzilla business. Income from continuing operations was reduced $244 million, $1.49 per share.

(5)	Our first dividend as a stand-alone public company was paid in the third quarter of 2008. Accordingly, there are no dividends reported for the first two quarters of 2008 or the prior year periods.

(6)	The E. W. Scripps Company utilized a centralized approach to cash management and financing of its operations. Based on the historical funding requirements of our company, specifically the costs to fund acquisitions, fund investments in programming and support the expansion of Scripps Networks Interactive businesses, all of E. W. Scripps’ consolidated third party debt was allocated to us for all periods prior to the July 1, 2008 separation date.

(7)	On December 15, 2009, we acquired a 65% controlling interest in the Travel Channel. In connection with the acquisition, TCM Sub, LLC, a majority-owned subsidiary of SNI, completed a private placement of $885 million aggregate principal Senior Notes that mature in 2015.

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

We manage our operations through two reportable operating segments: (i) Lifestyle Media, which includes Home and Garden Television (“HGTV”), Food Network, DIY Network (“DIY”), Fine Living Network (“FLN”) – soon to be rebranded as the Cooking Channel, Great American Country (“GAC”) and, as of December 15, 2009, Travel Channel (“Travel”). Also within Lifestyle Media is SN Digital which includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home, and travel related categories such as RecipeZaar.com, HGTVPro.com and FrontDoor.com. HGTV, Food Network and Travel are the only television channels in the United States that dedicate their entire programming schedules to the home, food, and travel lifestyle content categories. All three networks are considered to be fully distributed in the United States along with other leading cable and direct-to-home programming services.Our Lifestyle Media branded Web sites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

We acquired a 65% controlling interest in the Travel Channel in December 2009.

In October 2009, we announced plans to rebrand FLN as the Cooking Channel. FLN currently reaches more than 55 million households providing the Cooking Channel with the potential for significant reach when the rebranding is complete in the second quarter of 2010. The Cooking Channel will be a 24-hour network that caters to avid food lovers by focusing on food information and instructional cooking programming.

We also announced in October 2009 that we will be launching food channels in Europe, the Middle East, and Africa (“EMEA”) through a venture with an international broadcaster based in London. These new food channels will be programmed and versioned for specific countries. A food channel launched in the United Kingdom during the fourth quarter of 2009 and we expect to roll out to other EMEA territories in 2010. We have an 80% controlling interest in the venture.

Our Interactive Services operating segment includes our online comparison shopping service, Shopzilla, and its related online comparison shopping brands, bizrate and beso. Shopzilla sites collectively rank among the top comparison shopping Web sites in the United States and among the country’s top 10 general retail sites.

Looking at operating results for 2009, consolidated revenues decreased slightly to $1.54 billion when compared with $1.55 billion for 2008. Segment profit for 2009 was $602 million compared with $645 million for 2008, a 6.8 percent decrease.

Lifestyle Media revenues in 2009 increased 4.2 percent to $1.4 billion compared with 2008. Segment profit in 2009 was $637 million compared with $632 million in 2008, a one percent increase. Segment profit in 2009 was impacted by a $21.1 million dollar write-off of FLN’s programming. The programming write-off was the result of a programming evaluation undertaken as part of the company’s plan to rebrand FLN as the Cooking Channel.

General rate increases and subscriber growth drove double digit increases in affiliate fee revenues that contributed to the four percent year-over-year increase in total Lifestyle Media revenues. While the economic recession and its corresponding effect on advertising sales contributed to a decline in advertising revenues during the first half of 2009, advertising revenue for the back half of 2009 compared with the same period in 2008 increased due to an improving advertising marketplace and strong audience ratings growth at our networks. In 2009, Food Network had the highest rated year in the history of the network. Viewership at Food Network increased 22 percent in primetime and 14 percent in total day compared with 2008. For both the month of December and the fourth quarter of 2009, viewing among young adults grew 27 percent when compared with 2008. At HGTV, 2009 represented the network’s best year for primetime and total-day viewing. For the year, adult impressions rose five percent in primetime over 2008. DIY Network viewership also grew in 2009 with total households up 27 percent in primetime and 28 percent in total day when compared with 2008. Lifestyle Media continues to focus on driving ratings growth for all our national television networks through popular programming and identifying opportunities to extend our nationally recognized brands to create new revenue streams.

At the Company’s other business segment (Interactive Services), revenues in 2009 were $174 million compared with $238 million in 2008. Shopzilla’s results were negatively affected during 2009 by a challenging retail market that held down volume and cost per click prices and a less favorable sponsored-link contract with Google. In addition, we continued to implement our strategy to competitively reposition the Shopzilla business for long-term growth. While affecting near-term operating results, our strategy is to improve the consumer experience on Shopzilla sites by getting consumers more deeply engaged in the product for which they are shopping. Such changes include making the sites more comprehensive by adding more of the popular retail brands that consumers seek.

In the second quarter of 2009, we reached a strategic decision to pursue the sale of our uSwitch business in the United Kingdom. On December 23, 2009, we completed the sale of the business for total cash consideration of $10.3 million, subject to certain closing adjustments. uSwitch is presented as discontinued operations in our financial statements for all periods presented.

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

Programs and Program Licenses — Production costs for programs produced by us or for us are capitalized as program assets. Such costs include direct costs, production overhead, development costs and acquired production costs. Capitalized program assets are amortized to expense over the estimated useful lives of the programs based on expected future cash flows. Estimated future cash flows can change based upon market acceptance, advertising and network affiliate fee rates, the number of cable and satellite television subscribers receiving our networks and program usage. Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to fair value may be required. Development costs for programs that we have determined will not be produced are written off.

Program licenses, which represent approximately 10 percent of our program assets, generally have fixed terms and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when the programs become available for broadcast. Program licenses are amortized based upon expected cash flows over the term of the license agreement.

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

Programs and program licenses are also reviewed for impairment when the intended use of a program is altered or we have a fundamental change in programming strategy on any of our networks. Changes in management’s assumptions, such as changes in expected use, could significantly alter our estimates for write-offs. During the fourth quarter of 2009, we announced that FLN will be rebranded as The Cooking Channel. As a result of the decision to rebrand FLN, we completed an analysis of FLN’s programming library and recorded a charge of $21.1 million in 2009 to write-off FLN’s programming rights.

Revenue Recognition — Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue is reported net of our remittance of sales taxes, value added taxes, and other taxes collected from our customers.

We have revenue recognition policies for our operating segments that are specific to the circumstances of each business. See Note 2-Summary of Significant Accounting Policies to the consolidated and combined financial statements for a summary of these revenue recognition policies.

Acquisitions — Assets acquired and liabilities assumed in a business combination are recorded at fair value. We generally determine fair values using comparisons to market transactions and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset and the expected period of time over which those cash flows will occur and to determine an appropriate discount rate. Changes in such estimates could affect the amounts allocated to individual identifiable assets. While we believe our assumptions are reasonable, if different assumptions were made, the amount allocated to intangible assets could differ substantially from the reported amounts.

Goodwill — Goodwill for each reporting unit is tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. For purposes of performing the impairment test for goodwill, our reporting units are Lifestyle Media and Shopzilla. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

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

Our annual goodwill impairment analysis, which was completed during the fourth quarter, did not result in an impairment charge in 2009. A 10% decrease in the estimated fair value of any of our reporting units would have no impact on the carrying value of goodwill.

Upon completing our impairment test in the fourth quarter of 2008, we determined that the goodwill recorded for our Shopzilla business was impaired. The impairment was attributed to the changing environment for online comparison shopping services and the subsequent repositioning of Shopzilla that adversely impacts our short-term forecast for Shopzilla’s future results.

Finite-Lived Intangible Assets — Finite-lived intangible assets (e.g., customer lists, trade names, patents, technology, network distribution relationships) are tested for impairment when a triggering event occurs. Such triggering events include the significant disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related asset. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of such asset exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale or there is an actively pursuing buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred and the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value.

Income Taxes — The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated and combined financial statements.

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

New Accounting Standards

A discussion of recently issued accounting pronouncements is described in Note 3-Accounting Standards Updates and Recently Issued Accounting Standards Updates, of the Notes to Consolidated and Combined Financial Statements in Item 8 of Part II of this Report, and we incorporate such discussion in this MD&A by reference and make it a part hereof.

Results of Operations

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments, although the competitive landscape in both segments is affected by multiple media platforms competing for consumers and advertising dollars. In our Lifestyle Media division, we need to continue to create popular programming that resonates across a variety of demographic groups, develop new brands and find additional channels through which we can capitalize on the recognition of our existing brands and distribute our lifestyle-related content. In the Interactive Services division we must continually find ways to attract and monetize traffic to our sites, both by making changes to enhance the consumer experience and by finding ways to efficiently attract traffic. We believe the following discussion of our consolidated and combined results of operations should be read in conjunction with the discussion of the operating performance of our business segments that follows on pages F-7 through F-10.

Consolidated and Combined Results of Operations – Results of operations were as follows:

	For the years ended December 31,
(in thousands)	2009	Change	2008	Change	2007
Operating revenues	$1,541,248	(0.6)%	$1,550,699	10.4%	$1,404,787
Costs and expenses	(939,600)	3.8%	(905,284)	12.4%	(805,621)
Depreciation and amortization of intangible assets	(81,470)	22.8%	(66,337)	0.3%	(66,113)
Write-down of goodwill and other intangible assets			(243,700)
Losses on disposal of PP&E	(2,509)		(788)	80.3%	(437)

Operating income	517,669	54.7%	334,590	(37.2)%	532,616
Interest expense	(2,810)	(80.2)%	(14,207)	(61.4)%	(36,769)
Travel Channel financing costs	(12,118)
Equity in earnings of affiliates	18,626	20.2%	15,498	(12.0)%	17,603
Gains (losses) on repurchases of debt			(26,380)		1,245
Miscellaneous, net	(1,110)		804	(64.4)%	2,261

Income from continuing operations before income taxes	520,257	67.7%	310,305	(40.0)%	516,956
Provision for income taxes	(161,474)	(17.1)%	(194,710)	17.0%	(166,388)

Income from continuing operations, net of tax	358,783		115,595	(67.0)%	350,568
Income (loss) from discontinued operations, net of tax	26,091		353		(394,441)

Net income (loss)	384,874		115,948		(43,873)

Less: net income attributable to noncontrolling interests	(85,548)	(7.4)%	(92,391)	11.9%	(82,534)

Net income (loss) attributable to SNI	$299,326		$23,557		$(126,407)

Discontinued Operations – Discontinued operations include the uSwitch business that was sold in December 2009 and the two Shop At Home-affiliated television stations that were sold in April 2007.

Results of discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Operating revenues:
uSwitch	$22,732	$39,938	$36,478
Shop At Home			1,323

Total operating revenues	$22,732	$39,938	$37,801

Income (loss) from discontinued operations, before tax:
uSwitch:
Loss from operations	$(4,131)	$(986)	$(438,403)
Gain on divestiture	28,668

Total uSwitch	24,537	(986)	(438,403)
Shop At Home			891

Income (loss) from discontinued operations, before tax	24,537	(986)	(437,512)
Income taxes (benefit)	(1,554)	(1,339)	(43,071)

Income (loss) from discontinued operations, net of tax	$26,091	$353	$(394,441)

The gain on the uSwitch divestiture reflects the recognition of $44.4 million in foreign currency translation gains that were previously recognized in equity as a component of accumulated other comprehensive income (loss). The foreign currency translation gains was partially offset by a $6.8 million charge recorded for lease obligations we retained in the sale and a $8.9 million loss that was recognized on the sale of uSwitch’s net assets.

Operating results of our discontinued operations in 2007 include a non-cash charge of $411 million to write-down uSwitch’s goodwill and intangible assets.

Continuing Operations

2009 compared with 2008

Operating revenues in 2009 decreased slightly when compared with 2008. The decrease was attributed to lower referral fee revenues at our Interactive Services division reflecting a challenging retail market, the decision to competitively reposition Shopzilla for long-term growth and a less favorable sponsored-link contract with Google. These decreases in Interactive Services revenues were partially offset by significant increases in affiliate fee revenue at our national television networks. Excluding the impact of Travel Channel’s advertising revenues for the 16 days owned by us in 2009, Lifestyle Media advertising revenues were effectively flat compared with 2008 reflecting the effects of the economic recession and its related impact on advertising rates.

Costs and expenses in 2009 include a $21.1 million charge to write-off FLN’s programming rights and approximately $14 million of costs related to the Travel Channel acquisition and international investments. Excluding these items, costs and expenses decreased slightly when compared with 2008. Reductions in marketing and promotion costs at both our Lifestyle Media and Interactive Services business segment were partially offset by increases in programming costs at our national networks.

Depreciation incurred on capitalized software development costs and capitalized Web site costs contributed to the increase in depreciation and amortization.

In conjunction with our annual impairment tests of goodwill and intangible assets, we recorded a goodwill impairment charge of $244 million for our Shopzilla business during 2008.

Interest expense decreased in 2009 compared with 2008 due to lower average debt levels. Outstanding borrowings incurred under our credit facility were repaid in the first quarter of 2009. In December of 2009, TCM Sub LLC, a majority-owned subsidiary of SNI, issued $885 million of Senior Notes in conjunction with our acquisition of the Travel Channel. The notes bear interest at 3.55%.

Travel Channel financing costs reflect fees incurred on the Travel Channel debt structuring.

In the second quarter of 2008, E. W. Scripps redeemed their outstanding notes which were previously allocated to us in our consolidated and combined financial statements. The associated loss on extinguishment of $26.4 million from such redemption has been allocated to us in our statement of operations.

Our effective tax rate was 31.0 percent in 2009 and 62.7 percent in 2008. The income tax provision in 2009 includes $10.6 million of favorable adjustments that were primarily attributed to differences identified between our prior year tax provision and tax returns. The effective tax rate in 2008 was impacted by the impairment charge recorded for the write-down of Shopzilla’s goodwill and the allocated loss on extinguishment of debt, both of which were not deductible for income tax purposes.

Our effective income tax rate is also affected by the profitability of Food Network. Food Network is operated pursuant to the terms of a general partnership in which we maintain a 69 percent controlling interest. Income taxes on partnership income accrue to the individual partners. While the income before income tax reported in our financial statements includes all of the income before tax of the partnership, our income tax provision does not include income taxes on the portion of Food Network income that is attributable to the noncontrolling interest.

Net income attributable to noncontrolling interests in 2009 reflect noncontrolling interests’ share of the Food Network, Travel Channel, FLN and the food international venture. Noncontrolling interests hold a 31% interest in Food Network, 35% interest in Travel Channel, and 20% interest in the food international venture. In January 2010, we acquired the 6% noncontrolling interest in FLN.

2008 compared with 2007

The increase in operating revenues in 2008 compared with 2007 was primarily attributed to growth in advertising sales and affiliate fee revenue at our national television networks. The increase in advertising sales at Lifestyle Media reflected the improved audience viewership at HGTV and Food Network.

The increase in costs and expenses during 2008 was primarily attributed to the strategic investment in our interactive lifestyle businesses (SN Digital) and continuing investment in the improved quality and variety of programming at our national networks. Lower costs and expenses at our Interactive Services division partially offset the increase at Lifestyle Media. Interactive Services’ costs and expenses in 2007 include approximately $7 million of costs attributed to a leadership transition at Shopzilla.

Interest expense decreased in 2008 compared with 2007 due to lower average debt levels and lower interest rates. The average balance of outstanding borrowings during 2008 was $372 million at an average rate of 3.2 percent compared with $649 million at an average rate of 5.0 percent in 2007.

In the second quarter of 2008, E. W. Scripps redeemed their outstanding notes which were previously allocated to us in our consolidated and combined financial statements. The associated loss on extinguishment of $26.4 million from such redemption has been allocated to us in our statement of operations.

Our effective tax rate was 62.7 percent in 2008 and 32.2 percent in 2007. The effective tax rate in 2008 was impacted by the impairment charge recorded for the write-down of Shopzilla’s goodwill and the allocated loss on extinguishment of debt, both of which were not deductible for income tax purposes.

Net income attributable to noncontrolling interests increased year-over-year due to the increased profitability of the Food Network. Food Network’s profits are allocated in proportion to each partner’s interests in the partnership.

Business Segment Results – As discussed in Note 21-Segment Information to the consolidated and combined financial statements, our chief operating decision maker evaluates the operating performance of our business segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated and combined financial statements is as follows:

(in thousands)	For the years ended December 31,
	2009	Change	2008	Change	2007
Segment operating revenue:
Lifestyle Media	$1,366,802	4.2%	$1,312,313	10.8%	$1,184,901
Interactive Services	173,920	(27.1)%	238,469	8.5%	219,886
Corporate	675		86
Intersegment eliminations	(149)		(169)

Total operating revenues	$1,541,248	(0.6)%	$1,550,699	10.4%	$1,404,787

Segment profit (loss):
Lifestyle Media	$636,865	0.8%	$632,059	7.6%	$587,411
Interactive Services	30,735	(50.9)%	62,534	33.7%	46,761
Corporate	(65,952)	34.1%	(49,178)	40.5%	(35,006)

Total segment profit	601,648	(6.8)%	645,415	7.7%	599,166
Depreciation and amortization of intangible assets	(81,470)		(66,337)		(66,113)
Write-down of goodwill and other intangible assets			(243,700)
Losses on disposal of PP&E	(2,509)		(788)		(437)
Interest expense	(2,810)		(14,207)		(36,769)
Travel Channel financing costs	(12,118)
Equity in earnings of affiliates	18,626		15,498		17,603
Gains (losses) on repurchases of debt			(26,380)		1,245
Miscellaneous, net	(1,110)		804		2,261

Income from continuing operations before income taxes	$520,257		$310,305		$516,956

Corporate costs in 2009 include transaction costs of $10.2 million that were incurred related to the Travel acquisition. Corporate also includes the operating results of the joint venture we formed with Chello Zone Media in the fourth quarter of 2009 as well as international development spending. The joint venture of which we own 80% was formed to launch food channels in Europe, the Middle East, and Africa.

Corporate costs for the first six months of 2008 and the full-year period of 2007 reflect an estimate of SNI’s portion of E. W. Scripps Company’s corporate expenses for the periods prior to the July 1, 2008 separation date. Such estimates are not necessarily representative of our costs as a stand-alone, publicly-traded company.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America for each business segment was as follows:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Operating income	$517,669	$334,590	$532,616

Depreciation and amortization:
Lifestyle Media	38,822	28,309	23,192
Interactive Services	40,862	37,769	41,919
Corporate	1,786	259	1,002

Losses (gains) on disposal of PP&E:
Lifestyle Media	755	721	172
Interactive Services	1,754	(3)	266
Corporate		70	(1)

Write-down of goodwill and other intangible assets		243,700

Total segment profit	$601,648	$645,415	$599,166

Lifestyle Media – Lifestyle Media includes six national television networks, Internet businesses and other electronic content services primarily in the United States. Our networks also operate domestically and internationally through licensing agreements and joint ventures with other entities. We own approximately 69% of Food Network and 65% of Travel Channel.

Our Lifestyle Media division earns revenue primarily from the sale of advertising time on our national television networks, affiliate fees paid by cable and satellite television operators that carry our network programming, the licensing of its content to third parties, the licensing of its brands for consumer products such as books and kitchenware, and from the sale of advertising on our Lifestyle Media affiliated Web sites (SN Digital). Employee costs and programming costs are Lifestyle Media’s primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Lifestyle Media were as follows:

	For the years ended December 31,
(in thousands)	2009	Change	2008	Change	2007
Segment operating revenues:
Advertising	$1,009,496	0.4%	$1,005,330	8.3%	$928,221
Network affiliate fees, net	325,885	17.5%	277,370	17.9%	235,248
Other	31,421	6.1%	29,613	38.2%	21,432

Total segment operating revenues	1,366,802	4.2%	1,312,313	10.8%	1,184,901

Segment costs and expenses:
Employee compensation and benefits	183,667	5.8%	173,667	18.5%	146,576
Programs and program licenses	328,616	17.5%	279,767	16.9%	239,343
Other segment costs and expenses	217,654	(4.0)%	226,820	7.2%	211,571

Total segment costs and expenses	729,937	7.3%	680,254	13.9%	597,490

Segment profit	$636,865	0.8%	$632,059	7.6%	$587,411

Supplemental Information:

Billed network affiliate fees	$361,665		$308,456		$255,874

Program payments	284,409		280,893		291,713

Depreciation and amortization	38,822		28,309		23,192

Capital expenditures	66,112		57,074		35,306

Lifestyle Media includes Travel Channel results for the 16 days of 2009 that it was owned by the Company. Excluding Travel Channel operating results, Lifestyle Media revenues increased 3.3 percent in 2009 compared with 2008. The discussion that follows excludes Travel Channel’s results for the period SNI owned it in 2009.

Lifestyle Media demonstrated strong viewership growth in 2009 compared with 2008. Total household viewership at Food Network increased 22 percent in primetime and 14 percent in total day compared with 2008. Food Network’s successful ratings were boosted by successful programming that included Chopped, Next Food Network Star, Iron Chef America, Ultimate Recipe Showdown, and Diners, Drive-Ins and Dives. Due particularly to a strong second half of 2009, HGTV had its best year ever for prime time and total day viewership. DIY’s young adult audience grew 27 percent in prime time, 28 percent in total day, and 22 percent in weekend daytime over 2008.

Despite positive audience trends and strong advertising revenue growth in the fourth quarter of 2009, the effects of the economic recession and its effect on advertising rates resulted in a slight decrease in advertising revenues in 2009 compared with 2008. General weakness in scatter advertising relative to strong growth in the first six months of 2008 also contributed to the year-over-year reduction in advertising revenues.

Improved ratings and viewership, particularly at Food Network, and also strong pricing in the scatter advertising market during the first half of 2008 contributed to the increase in advertising revenues during 2008 compared with 2007.

Distribution agreements with cable and satellite television systems require the payment of affiliate fees over the terms of the agreements. The increase in network affiliate fees over each of the last three years reflects both scheduled rate increases and wider distribution of the networks. During the fourth quarter of 2009, the Company successfully renewed the majority of their existing Food Network affiliate agreements. Including increases obtained in the Food Network renewals and about $100 million related to Travel Channel, network affiliate fee revenue is expected to be $530 to $540 million in 2010.

SN Digital online revenues were $81.7 million in 2009, $81.9 million in 2008, and $75.4 million in 2007. Effects of the economic recession and related softness in online advertising demand for the majority of 2009 contributed to the slight decline in SN Digital’s revenues in 2009 compared with 2008.

The hiring of additional employees in 2007 and throughout the first six months of 2008 to support the growth of Lifestyle Media contributed to the year-over-year increases in employee compensation and benefits. Employee compensation and benefit costs in 2008 also include $4.4 million of employee severance costs.

During the fourth quarter of 2009, we announced that FLN will be rebranded as The Cooking Channel. As a result of the decision to rebrand, we completed an analysis of FLN’s programming library and recorded a non-cash charge of $21.1 million to write-down the value of FLN’s programming rights to their expected fair value. Excluding this charge, programs and program licenses increased 10% in 2009 compared with 2008. The increase in programs and program licenses in 2009 and 2008 compared with respective previous years reflects the investment in the improved quality and variety of programming at our networks in recent periods. Including Travel Channel for the full year, programming expenses in 2010 are expected to be $380 million to $400 million. Non-programming expenses for Lifestyle Media are expected to be $550 million to $570 million, including one-time transition costs related to Travel Channel.

Capital expenditures for each year reported include the costs related to the expansion of Lifestyle Media’s headquarters in Knoxville, Tennessee.

Supplemental financial information for Lifestyle Media is as follows:

	For the years ended December 31,
(in thousands)	2009	Change	2008	Change	2007
Operating revenues:
HGTV	$616,278	3.3%	$596,584	8.5%	$549,641
Food Network	507,513	4.4%	485,914	11.4%	436,354
Travel Channel	11,334
DIY	69,670	8.9%	64,005	30.9%	48,879
FLN	46,115	(12.1)%	52,464	21.8%	43,061
GAC	26,864	6.7%	25,175	2.8%	24,496
SN Digital	81,804	(0.1)%	81,894	8.6%	75,410
Other / eliminations	7,224	15.1%	6,277	(11.1)%	7,060

Total segment operating revenues	$1,366,802	4.2%	$1,312,313	10.8%	$1,184,901

Homes reached in December (1):
HGTV	98,700	1.0%	97,700	2.0%	95,800
Food Network	99,200	1.3%	97,900	2.2%	95,800
Travel Channel	95,200	1.5%	93,800	2.6%	91,400
DIY	53,200	7.7%	49,400	5.3%	46,900
FLN	56,400	4.6%	53,900	8.0%	49,900
GAC	58,500	6.2%	55,100	3.8%	53,100

(1)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of FLN in 2008 and 2007, which was not yet rated by Nielsen and represented comparable amounts calculated by us.

Interactive Services – Interactive Services includes our online comparison shopping service, Shopzilla, and its related online comparison shopping brands bizrate and beso.

Our product comparison shopping services help consumers find products offered for sale on the Web by online retailers. Shopzilla also operates a Web-based consumer feedback network within the bizrate brand that collects millions of consumer reviews of stores and products each year.

Our Interactive Services businesses earn revenue primarily from referral fees paid by participating online retailers.

Financial information for Interactive Services is as follows:

	For the years ended December 31,
(in thousands)	2009	Change	2008	Change	2007
Segment operating revenues	$173,920	(27.1)%	$238,469	8.5%	$219,886

Segment costs and expenses:
Employee compensation and benefits	41,515	(12.3)%	47,343	(12.0)%	53,810
Marketing and advertising	84,934	(22.9)%	110,117	11.6%	98,704
Other segment costs and expenses	16,736	(9.4)%	18,475	(10.4)%	20,611

Total segment costs and expenses	143,185	(18.6)%	175,935	1.6%	173,125

Segment profit	$30,735	(50.9)%	$62,534	33.7%	$46,761

Supplemental Information:

Depreciation and amortization	$40,862		$37,769		$41,919

Write-down of goodwill and other intangible assets			243,700

Capital expenditures	20,677		17,878		22,800

Interactive Services’ results in 2009 compared with 2008 have been affected by the downturn in the economy, a less favorable sponsored-link contract with Google and the decision to competitively reposition Shopzilla for long-term growth. Reduced spending by customers resulted in lower volume and cost per click prices during the year. As a result of the repositioning, we are foregoing near-term margin with the underlying intention of engaging consumers more deeply in the product.

The increases in operating revenues in 2008 compared with 2007 reflected growth in revenues from Western European markets and Shopzilla’s effectiveness in increasing and monetizing user traffic. The downturn in the economy and its related impact on the retail marketplace in the fourth quarter of 2008 partially offset these increases in operating revenues.

The decrease in segment costs and expenses for 2009 compared with 2008 reflects efforts to align costs with the current business conditions.

In the fourth quarter of 2008, we recorded a goodwill impairment charge of $244 million for our Shopzilla business. The write-down was a function of both the changing competitive environment for online comparison shopping services and our subsequent decision to reposition Shopzilla within that marketplace for maximum long-term growth. The repositioning, which involves some meaningful changes in our existing business model, coupled with Shopzilla’s exposure to the slowing retail market negatively impacted our near-term operating outlook for the business.

Interactive Services is expected to generate segment profits of approximately $33 million to $35 million for the full-year of 2010.

Capital expenditures primarily relate to capitalized software development costs.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 80 percent of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Net cash provided by continuing operating activities	$537,635	$538,067	$384,742
Net cash provided by (used in) discontinued operations	(5,968)	9,235	30,150
Dividends paid, including to noncontrolling interest	(138,443)	(107,211)	(62,968)
Employee stock option proceeds	27,735	5,873
Other, net	(12,991)	(3,332)	(3,305)
Change in parent company investment, net		93,958	(3,557)

Cash flow available for acquisitions, investments, debt repayment	407,968	536,590	345,062
Sources and uses of available cash flow:
Business acquisitions and net investment activity	(877,801)	(15,702)	(29,880)
Capital expenditures	(90,006)	(74,630)	(60,329)
Preminum payment on repurchases of debt		(22,517)
Increase (decrease) in long-term debt, net	804,239	(426,303)	(261,282)

Increase (decrease) in cash and cash equivalents	$244,400	$(2,562)	$(6,429)

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, and repay debt. We expect cash flow from operating activities in 2010 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our business.

In December 2009, we completed the sale of uSwitch which provided cash consideration of approximately $10 million.

In December 2009, we acquired a 65% controlling interest in Travel Channel through a transaction structured as a leveraged joint venture between SNI and Cox TMI, Inc., a wholly owned subsidiary of Cox Communications, Inc. (“Cox”). Pursuant to the terms of the transaction, Cox contributed the Travel Channel business, valued at $975 million, and SNI contributed $181 million in cash to the joint venture. The joint venture also issued $885 million aggregate principal amount of 3.55% Senior Notes due 2015 at a price equal to 99.914% of the principal amount. The Notes were guaranteed by SNI. Cox has agreed to indemnify SNI for payments made in respect of SNI’s guarantee. Net proceeds from the issuance of the Notes totaling $877.5 million were distributed to Cox in the Travel Channel transaction.

In July 2007, we reached agreements to acquire the Web sites Recipezaar.com and Pickle.com for total cash consideration of approximately $30 million.

On April 24, 2007, we completed the sale of two Shop At Home-affiliated television stations located in Lawrence, MA, and Bridgeport, CT, which provided cash consideration of approximately $61 million.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. We borrowed $325 million under the credit facility on June 30, 2008. Utilizing existing cash on hand and the proceeds from these borrowings, we paid a dividend of $430 million to E. W. Scripps prior to the consummation of the spin-off. As of December 31, 2009, the Credit Facility balance has been reduced to zero as a result of payments made against the Facility in 2008 and 2009.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interest was $88.9 million in 2009, $82.7 million in 2008 and $63.0 million in 2007.

Management does not believe that the costs associated with the Employee Matters Agreement with E. W. Scripps will have a material impact on the future results of operations, financial condition or liquidity. We incurred expenses of $3.0 million and recorded income of $0.6 million under the Transition Services Agreement for 2009 (see Note 18—Related Party Transactions). The general terms of the Tax Allocation Agreement between us and The E. W. Scripps Company, provides that each company is responsible for income taxes for periods before the spin-off as it relates to their respective businesses. In connection with the reconciliation of the income tax provision to the stub period tax returns (six month period in 2008 prior to the separation), determination was made that we owe payment to E. W. Scripps for tax related matters totaling $6.5 million. We paid this amount to E. W. Scripps in the first quarter of 2010.

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

We may use derivative financial instruments to manage exposure to interest rate and foreign exchange rate fluctuations. We held no interest rate or foreign currency derivative financial instruments at December 31, 2009.

We have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Our contractual obligations under certain contracts are included in the following table.

Contractual Obligations

A summary of our contractual cash commitments, as of December 31, 2009, is as follows:

(in thousands)	Less than 1 Year	Years 2 & 3	Years 4 & 5	Over 5 Years	Total
Long-term debt:
Principal amounts				$885,000	$885,000
Interest on long-term debt	$31,418	$62,836	$62,836	1,309	158,399

Network launch incentives:
Network launch incentive offers accepted	3,758				3,758
Incentives offered to cable television systems	2,009				2,009

Programming:
Available for broadcast	20,350				20,350
Not yet available for broadcast	72,579	27,922	189		100,690

Employee compensation and benefits:
Deferred compensation and benefits	600	1,200	1,200	11,143	14,143
Employment and talent contracts	18,415	10,075	535		29,025

Operating leases:
Noncancelable	18,115	33,635	34,840	44,392	130,982
Cancelable	2,422	7,885	5,475	6,632	22,414

Pension obligations:
Minimum pension funding	2,575	7,521	7,268	15,218	32,582

Redeemable noncontrolling interest:
Purchase noncontrolling interest in FLN	14,400				14,400

Other commitments:
Distribution agreements	13,700	5,550	5,113		24,363
Satellite transmission	10,873	20,836	19,560	37,039	88,308
Noncancelable purchase and service commitments	16,851	20,794	9,901	10,167	57,713
Other purchase and service commitments	37,962	21,036	7,797		66,795

Total contractual cash obligations	$266,027	$219,290	$154,714	$1,010,900	$1,650,931

In the ordinary course of business, we enter into long-term contracts to obtain distribution of our networks, to license or produce programming, to secure on-air talent, to lease office space and equipment, to obtain satellite transmission rights, and to purchase other goods and services.

Long-Term Debt – Principal payments on long-term debt reflect the repayment of our fixed-rate notes assuming repayment will occur upon the expiration of the fixed-rate notes in January 2015.

Interest payments on our fixed-rate notes are projected based on the notes’ contractual rate and maturity.

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

Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans in 2010 and estimated benefit payments for our unfunded non-qualified SERP plan. Estimated payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the over 5 years column include estimated payments for the periods of 2015-2019. While benefit payments under these plans are expected to continue beyond 2019, we believe it is not practicable to estimate payments beyond this period.

Income Tax Obligations – The contractual obligations table does not include any reserves for income taxes due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2009, our reserves for income taxes totaled $42.4 million which is reflected in other liabilities in our consolidated balance sheets. (See Note 7-Income Taxes to the consolidated and combined financial statements for additional information on income taxes).

Purchase Commitments – We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2009. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Redemption of Noncontrolling Interests in Subsidiary Companies – In January 2010, we reached agreement with the minority owner of FLN to acquire their 6% interest in the network for cash consideration of $14.4 million.

The minority owners of Travel and the food international venture have the right to require us to repurchase their respective interests. The minority owners will receive fair market value for their interest at the time their options are exercised. The table of contractual commitments does not include amounts for the repurchase of noncontrolling interests.

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

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs. We manage interest rate risk primarily by maintaining a mix of fixed-rate and variable-rate debt.

We are subject to interest rate risk associated with our credit facility as borrowings are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of our financing needs. TCM Sub, LLC, a majority-owned subsidiary of SNI, issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel. A one percent increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $38.1 million and $41.4 million.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2009		As of December 31, 2008
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable rate credit facility			$80,000	$80,000
3.55% notes due in 2015	$884,239	$875,600

Total long-term debt	$884,239	$875,600	$80,000	$80,000

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at December 31, 2009.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Scripps Networks Interactive and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the company maintained effective internal control over financial reporting as of December 31, 2009.

We acquired a 65% controlling interest in Travel Channel on December 15, 2009. This business has total assets of approximately $1.2 billion, subject to final asset valuation. We have excluded this business from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2009.

The company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2009. This report appears on page F-17.

Date: March 1, 2010

BY:

/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman of the Board of Directors, President and
Chief Executive Officer

/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Administrative Officer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Scripps Networks Interactive, Inc.

We have audited the internal control over financial reporting of Scripps Networks Interactive, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, the Company acquired a 65% controlling interest in Travel Channel on December 15, 2009. This business has total assets of approximately $1.2 billion, subject to final asset valuation. Management has excluded this business from its report on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Travel Channel. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the allocation of certain general corporate overhead expenses from The E.W. Scripps Company for periods prior to the Separation of Scripps Networks Interactive, Inc., the retrospective application of Accounting Standards Codification (ASC) 810, Consolidation (formerly Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements), which became effective January 1, 2009, the retrospective presentation of the Company’s uSwitch business as discontinued operations and the adoption of the provisions of ASC 740, Income Taxes (formerly FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109), effective January 1, 2007.

/s/    DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Scripps Networks Interactive, Inc.

We have audited the accompanying consolidated balance sheets of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated and combined statements of operations, accumulated other comprehensive income (loss) and shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule at Page S-2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Scripps Networks Interactive, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated and combined financial statements, prior to its separation from The E.W. Scripps Company (“E.W. Scripps”), the Company reflects the combined financial position, results of operations and cash flows of the Scripps Networks and Interactive Media businesses of E.W. Scripps. The combined financial statements also include allocations of certain general corporate overhead expenses from E.W. Scripps. These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate, stand-alone public company apart from E.W. Scripps.

As disclosed in Note 3 and Note 5 to the consolidated and combined financial statements, the consolidated and combined financial statements have been adjusted for the retrospective application of Accounting Standards Codification (ASC) 810, Consolidation (formerly Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements), which became effective January 1, 2009 and the retrospective presentation of the Company’s uSwitch business as discontinued operations. Additionally, as discussed in Note 3 to the consolidated and combined financial statements, the Company adopted the provisions of ASC 740, Income Taxes (formerly FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109), effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 1, 2010

Scripps Networks Interactive, Inc.

Consolidated Balance Sheets

	As of December 31,
( in thousands, except share data )	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$254,370	$9,970
Short-term investments		2,703
Accounts and notes receivable (less allowances - 2009, $5,587; 2008, $5,014)	430,410	368,593
Programs and program licenses	271,773	238,319
Assets of discontinued operations		22,068
Other current assets	25,716	13,651

Total current assets	982,269	655,304
Investments	46,395	40,279
Property, plant and equipment, net	239,644	191,414
Goodwill and other intangible assets:
Goodwill	670,494	424,213
Other intangible assets, net	681,312	103,628

Total goodwill and other intangible assets, net	1,351,806	527,841

Other assets:
Programs and program licenses (less current portion)	255,839	235,967
Unamortized network distribution incentives	71,266	107,796
Other non-current assets	15,843	14,607

Total other assets	342,948	358,370

Total Assets	$2,963,062	$1,773,208

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,538	$13,231
Program rights payable	20,350	15,240
Customer deposits and unearned revenue	16,865	11,045
Accrued liabilities:
Employee compensation and benefits	43,377	35,259
Accrued marketing and advertising costs	13,477	16,695
Liabilities of discontinued operations		10,905
Other accrued liabilities	89,101	66,277

Total current liabilities	210,708	168,652
Deferred income taxes	119,515	131,903
Long-term debt	884,239	80,000
Other liabilities (less current portion)	99,662	104,239

Total liabilities	1,314,124	484,794

Commitments and contingencies (Note 22)
Redeemable noncontrolling interests (Note 17)	113,886	9,400

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2009 - 129,443,195 shares; 2008 - 127,184,107 shares	1,295	1,272
Voting - authorized: 60,000,000 shares; issued and outstanding: 2009 - 36,338,226 shares; 2008 - 36,568,226 shares	363	366

Total	1,658	1,638
Additional paid-in capital	1,271,209	1,219,930
Retained earnings (deficit)	113,853	(120,774)
Accumulated other comprehensive income (loss)	(3,004)	31,487

Total SNI shareholders’ equity	1,383,716	1,132,281

Noncontrolling interest	151,336	146,733

Total equity	1,535,052	1,279,014

Total Liabilities and Equity	$2,963,062	$1,773,208

See notes to consolidated and combined financial statements.

Scripps Networks Interactive, Inc.

Consolidated and Combined Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2009	2008	2007
Operating Revenues:
Advertising	$1,018,114	$1,007,631	$928,758
Network affiliate fees, net	326,467	277,370	235,248
Referral fees	165,437	235,097	217,865
Other	31,230	30,601	22,916

Total operating revenues	1,541,248	1,550,699	1,404,787

Costs and Expenses:
Employee compensation and benefits	252,380	254,839	226,679
Programs and program licenses	328,688	279,767	239,343
Marketing and advertising	143,576	174,246	162,571
Other costs and expenses	214,956	196,432	177,028

Total costs and expenses	939,600	905,284	805,621

Depreciation, Amortization, and Losses:
Depreciation	58,555	45,426	36,717
Amortization of intangible assets	22,915	20,911	29,396
Write-down of goodwill and other intangible assets		243,700
Losses on disposal of property, plant and equipment	2,509	788	437

Total depreciation, amortization, and losses	83,979	310,825	66,550

Operating income	517,669	334,590	532,616
Interest expense	(2,810)	(14,207)	(36,769)
Travel Channel financing costs	(12,118)
Equity in earnings of affiliates	18,626	15,498	17,603
Gains (losses) on repurchases of debt		(26,380)	1,245
Miscellaneous, net	(1,110)	804	2,261

Income from continuing operations before income taxes	520,257	310,305	516,956
Provision for income taxes	161,474	194,710	166,388

Income from continuing operations, net of tax	358,783	115,595	350,568
Income (loss) from discontinued operations, net of tax	26,091	353	(394,441)

Net income (loss)	384,874	115,948	(43,873)
Less: net income attributable to noncontrolling interests	85,548	92,391	82,534

Net income (loss) attributable to SNI	$299,326	$23,557	$(126,407)

Basic income (loss) per share:
Income from continuing operations attributable to SNI common shareholders	$1.66	$.14	$1.64
Income (loss) from discontinued operations attributable to SNI common shareholders	.16	.00	(2.41)

Net income (loss) attributable to SNI common shareholders	$1.81	$.14	$(.77)

Diluted income (loss) per share:
Income from continuing operations attributable to SNI common shareholders	$1.65	$.14	$1.64
Income (loss) from discontinued operations attributable to SNI common shareholders	.16	.00	(2.41)

Net income (loss) attributable to SNI common shareholders	$1.81	$.14	$(.77)

Amounts attributable to SNI:
Income from continuing operations	$273,235	$23,204	$268,034
Income (loss) from discontinued operations	26,091	353	(394,441)

Net income (loss) attributable to SNI	$299,326	$23,557	$(126,407)

Weighted average shares outstanding:
Basic	164,921	163,245	163,466
Diluted	165,381	164,131	163,466

Net income per share amounts may not foot since each is calculated independently.

See notes to consolidated and combined financial statements.

Scripps Networks Interactive, Inc.

Consolidated and Combined Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$384,874	$115,948	$(43,873)
Loss (income) from discontinued operations	(26,091)	(353)	394,441
Depreciation and intangible assets amortization	81,470	66,337	66,113
Write-down of goodwill and other intangible assets		243,700
Amortization of network distribution costs	37,830	33,391	27,016
Losses (gains) on repurchases of debt		26,380	(1,245)
Programs and program licenses costs	328,688	279,767	230,420
Equity in earnings of affiliates	(18,626)	(15,498)	(17,603)
Program payments	(284,409)	(280,893)	(291,713)
Capitalized network distribution incentives	(7,455)	(6,853)	(10,085)
Dividends received from equity investments	21,702	9,774	5,365
Prepaid and accrued pension expense	6,548	10,577	5,426
Deferred income taxes	(22,983)	29,863	46,189
Stock and deferred compensation plans	20,549	16,443	13,437
Changes in certain working capital accounts (excluding the effects of acquisitions):
Accounts receivable	(5,164)	(13,974)	(34,324)
Other assets	(4,346)	(2,348)	2,967
Accounts payable	(1,609)	1,813	(452)
Accrued employee compensation and benefits	6,483	7,229	4,104
Accrued income taxes	13,710	10,500	(4,910)
Other liabilities	10,438	(1,723)	(16,416)
Other, net	(3,974)	7,987	9,885

Net cash provided by continuing operating activities	537,635	538,067	384,742

Net cash provided by (used in) discontinued operating activities	(15,296)	12,041	(17,702)

Net operating activities	522,339	550,108	367,040

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(90,006)	(74,630)	(60,329)
Decrease (increase) in short-term investments	3,084	(4,167)
Purchase of subsidiary companies and noncontrolling interests	(877,500)	(9,034)	(29,880)
Purchase of long-term investments	(3,385)	(2,501)
Other, net	(1,638)	1,312	(452)

Net cash used in continuing investing activities	(969,445)	(89,020)	(90,661)

Net cash provided by (used in) discontinued investing activities	9,328	(2,806)	47,852

Net investing activities	(960,117)	(91,826)	(42,809)

Cash Flows from Financing Activities:
Proceeds from long-term debt	884,239	80,000
Payments on long-term debt (including dividend to E. W. Scripps in 2008)	(80,000)	(506,303)	(261,282)
Premium payment on repurchases of debt		(22,517)
Dividends paid	(49,507)	(24,554)
Dividends paid to noncontrolling interest	(88,936)	(82,657)	(62,968)
Change in parent company investment, net		93,958	(3,557)
Proceeds from employee stock options	27,735	5,873
Deferred loan costs	(6,981)	(820)
Other, net	(2,374)	135

Net cash provided by (used in) continuing financing activities	684,176	(456,885)	(327,807)

Effect of exchange rate changes on cash and cash equivalents	(1,998)	(3,959)	(2,853)

Increase (decrease) in cash and cash equivalents	244,400	(2,562)	(6,429)
Cash and cash equivalents:
Beginning of year	9,970	12,532	18,961

End of year	$254,370	$9,970	$12,532

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$902	$13,043	$38,472
Income taxes paid	177,708	155,845	115,925

See notes to consolidated and combined financial statements.

Scripps Networks Interactive, Inc.

Consolidated and Combined Statements of Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Parent Company’s Net Investment		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests (Temporary Equity)
Balance as of December 31, 2006					$1,119,754	$43,923	$117,433	$1,281,110	$23,400
Net income (loss) generated prior to separation					(126,407)		82,534	(43,873)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation, net of tax of ($1,185)						8,248		8,248
Pension liability adjustment, net of tax of $6,301						(10,772)		(10,772)

Other comprehensive income (loss)								(2,524)

Total comprehensive income (loss)								(46,397)

Fin 48 transition adjustment					(29,724)			(29,724)
Dividends paid to noncontrolling interest							(62,968)	(62,968)
Net transfer from parent					(13,635)			(13,635)

As of December 31, 2007					949,988	41,399	136,999	1,128,386	23,400
Net income generated prior to separation					119,777		46,700	166,477
Net income (loss) generated after separation			$(96,220)				45,691	(50,529)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation, net of tax of $2,241						(14,311)		(14,311)
Pension liability adjustment, net of tax of ($2,043)						4,399		4,399

Other comprehensive income (loss)								(9,912)

Total comprehensive income (loss)								106,036

Net transfer from parent					552,966			552,966
Dividend to parent					(430,306)			(430,306)
Distribution of SNI common stock to effect the spin-off	$1,635							1,635
Transfer of net investment to additional paid-in-capital		$1,190,790			(1,192,425)			(1,635)
Dividends: declared and paid - $.15 per share			(24,554)					(24,554)
Compensation plans, net: 278,274 shares issued; 17,109 shares repurchased; 16,297 shares forfeited	3	16,627						16,630
Tax benefits of compensation plans		12						12
Reverse EITF D-98 adoption adjustments relating to FLN interest acquired		7,501					1,499	9,000	(9,000)
Purchase of additional interest in FLN							(1,499)	(1,499)
Redeemable noncontrolling interest fair value adjustment		5,000						5,000	(5,000)
Dividends paid to noncontrolling interest							(82,657)	(82,657)

As of December 31, 2008	1,638	1,219,930	(120,774)			31,487	146,733	1,279,014	9,400
Net income (loss)			299,326				93,223	392,549	(7,675)
Other comprehensive income (loss), net of tax:
Foreign currency translations arising during period, net of tax of ($1,929)						5,344	316	5,660	(19)
Reclassification adjustment for foreign currency translation gains included in net income						(44,423)		(44,423)
Pension liability adjustment, net of tax of ($3,036)						4,588		4,588

Other comprehensive income (loss)								(34,175)	(19)

Total comprehensive income (loss)								358,374	(7,694)

Recognize redeemable noncontrolling interests from transactions									99,505
Redeemable noncontrolling interests fair value adjustment		2,517	(15,192)					(12,675)	12,675
Dividends paid to noncontrolling interest							(88,936)	(88,936)
Dividends: declared and paid - $.30 per share			(49,507)					(49,507)
Settlements with former parent for pre-separation adjustments		3,696						3,696
Convert 230,000 Voting Shares to
Class A Common Shares
Compensation plans, net: 2,089,040 shares issued; 55,655 shares repurchased; 4,287 shares forfeited	20	44,996						45,016
Tax benefits of compensation plans		70						70

As of December 31, 2009	$1,658	$1,271,209	$113,853	$		$(3,004)	151,336	1,535,052	$113,886

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

Description of Business – The Company operates in the media industry and has interests in national television networks and internet based media outlets. The Company’s reportable segments include Lifestyle Media and Interactive Services. The Lifestyle Media segment is anchored by two of America’s most-watched national television networks, HGTV and the Food Network as well as their affiliated Web sites, and also has popular lifestyle television and Internet brands DIY Network (“DIY”), Fine Living Network (“FLN”) (to be rebranded as the Cooking Channel), Great American Country (“GAC”) and, as of December 15, 2009, Travel Channel (“Travel”). The Interactive Services segment operates our online comparison shopping service, Shopzilla, and its related online comparison shopping brands, bizrate and beso. See Note 21- Segment Information for additional information about the Company’s reportable segments.

Basis of Presentation – The financial statements for periods prior to June 30, 2008 reflect the combined financial position, results of operations and cash flows of the Scripps Networks and Interactive Media businesses of E. W. Scripps. The financial statements for periods as of and subsequent to June 30, 2008 reflect the consolidated financial position, results of operations and cash flows for the Company. Various agreements between SNI and E. W. Scripps became effective as of July 1, 2008 as further described in Note 18—Related Party Transactions.

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

Our financial statements include estimates and assumptions used in accounting for pension plans, determining the periods over which long-lived assets are depreciated or amortized as well as the fair value of such long-lived assets, evaluating the collectability of accounts receivable, recognizing certain revenues and accounting for income taxes.

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

The six largest cable television systems and the two largest satellite television systems provide service to more than 95% of homes receiving HGTV and Food Network. The loss of distribution by any of these cable and satellite television systems could adversely affect our business.

We are currently operating under an agreement with a general search engine that generates approximately 30% of our referral fee revenues. Our revenues could be affected if this agreement is not renewed upon expiration or if the agreement is not renewed on similar terms.

Foreign Currency Translation – Substantially all of our international subsidiaries use the local currency of their respective country as their functional currency. Assets and liabilities of such international subsidiaries are translated using end-of-period exchange rates while results of operations are translated based on the average exchange rates throughout the year. Equity is translated at historical exchange rates, with the resulting cumulative translation adjustment included as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of applicable taxes.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with an original maturity of less than three months. Cash equivalents are carried at cost plus accrued income, which approximates fair value.

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

Goodwill – Goodwill represents the cost of acquisitions in excess of the fair value of the acquired businesses’ tangible assets and separately identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually at the reporting unit level. We perform our annual impairment review during the fourth quarter. A reporting unit is defined as operating segments or groupings of businesses one level below the operating segment level. The

Company’s reporting units are Lifestyle Media and Interactive Services.

Amortizable Intangible Assets–The Company’s amortizable intangible assets consist, mainly, of the value assigned to acquired network distribution relationships, customer lists and trade names.

Network distribution intangible assets represent the value assigned to an acquired programming service’s relationships with cable and satellite television systems that distribute its programs. These relationships and distribution provide the opportunity to deliver advertising to viewers. We amortize these contractual relationships on a straight line basis, over the terms of the distribution contracts and expected renewal periods, which approximates 20 years.

Customer lists, trade names and other intangible assets are amortized in relation to their expected future cash flows over estimated useful lives of up to 20 years.

Impairment of Long-Lived Assets–Long-lived assets (primarily property, plant and equipment, amortizable intangible assets and network distribution incentives) are reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on a combination of discounted cash flows, market multiples and other indicators. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes – Consolidated subsidiary companies include general partnerships and limited liability companies which are treated as partnerships for tax purposes. Income taxes on partnership income and losses accrue to the individual partners. Accordingly, our financial statements do not include a provision (benefit) for income taxes on the non-controlling partners’ share of the income (loss) of those consolidated subsidiary companies.

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

Revenue Recognition – Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is reported net of our remittance of sales taxes, value added taxes and other taxes collected from our customers.

Our primary sources of revenue are from:

•	The sale of television and Internet advertising.

•	Referral fees from retailers.

•	Fees for programming services (“network affiliate fees”).

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

Referral fees: Referral fee revenue is recorded based upon the terms of the agreements with participating retailers. Referral fees that are based upon click-throughs to the retailers’ Web sites are recognized when the click-through occurs.

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

Stock-Based Compensation – We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 23 -Capital Stock and Stock Compensation Plans. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and performance units to key employees and non-employee directors.

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

Net Income Per Share – The computation of basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The calculation of basic and diluted EPS and shares outstanding for the periods presented prior to July 1, 2008 is based on the number of shares outstanding at June 30, 2008. There is no dilutive impact from common stock equivalents for periods prior to July 1, 2008, as we had no dilutive equity awards outstanding. The dilutive effect of our share-based awards issued in connection with the conversion (refer to Note 23— Capital Stock and Stock Compensation Plans for further discussion of conversion of E. W. Scripps awards upon separation) and for future Company grants are included in the computation of diluted EPS in periods subsequent to June 30, 2008.

The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Basic weighted-average shares outstanding	164,921	163,245	163,466
Effect of dilutive securities:
Unvested restricted stock and share units held by employees	147	344
Stock options held by employees and directors	313	542

Diluted weighted-average shares outstanding	165,381	164,131	163,466

Anti-dilutive stock securities	6,214	13,245

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

In December 2007, an update was made to the Consolidation Topic, ASC 810 (“ASC 810 Update”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. We adopted the ASC 810 Update on January 1, 2009 and reported our noncontrolling interests (previously reported as minority interest liability) as a separate component of shareholders’ equity. Net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company are also presented separately in the consolidated and combined statements of operations. The ASC 810 Update also requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests; while all other requirements of the update are to be applied prospectively.

The December 2007 ASC 810 Update also provides transition guidance for the Distinguishing Liabilities from Equity Topic, ASC 480 (“ASC 480 Transition”). The ASC 480 Transition guidance is applicable for all noncontrolling interests where the Company is subject to a put option under which it may be required to repurchase an interest in a consolidated subsidiary from the noncontrolling interest holder. As of January 1, 2009, the Company was subject to a redeemable put option for a residual interest in Fine Living Network (“FLN”). The ASC 480 Transition guidance requires these redemption rights to be recorded retrospectively for all periods presented with the offset being recorded against a company’s additional paid-in capital or retained earnings balance. As a result of adoption, our consolidated balance sheet at January 1, 2009, included a redeemable noncontrolling interest balance of $9.4 million.

In December 2007, an update was made to the Business Combinations Topic, ASC 805 (“ASC 805 Update”), which provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination and establishes expanded disclosure requirements for business combinations. The update was effective for fiscal years beginning after December 15, 2008. The update is to be applied prospectively to business combinations that occur subsequent to our January 1, 2009 effective date except for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. The ASC 805 Update also amends the Accounting for Income Taxes Topic, ASC 740, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the ASC 805 Update effective date would also apply the provisions of ASC 805. We applied the ASC 805 Update to all of our 2009 business combinations, including the Travel Channel acquisition (refer to Note 4— Acquisitions for further discussion on the Travel Channel acquisition).

In December 2008, an update was made to the Retirement Benefits Topic, ASC 715, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The Company implemented the update as of December 31, 2009 (see Note 19—Employee Benefit Plans).

In 2006, an update was made to the Accounting for Income Taxes Topic, ASC 740 (“ASC 740 Update”), which clarified the accounting for tax positions recognized in the financial statements. The update provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The update also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption of the update as of January 1, 2007 reduced shareholders’ equity $29.7 million.

In September 2006, an update was made to the Fair Value Measurements and Disclosures Topic, ASC 820 (“September 2006 Update”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, an update (“February 2008 Update”) to delay the September 2006 Update was made which delayed the effective date for non-financial assets and liabilities, except for those that are recognized at fair value in the financial statements on a recurring basis, until January 1, 2009. Under the provisions of the February 2008 Update, we delayed the adoption of the September 2006 Update for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The adoption of the September 2006 Update did not have a material impact on our consolidated and combined financial statements.

In June 2008, an update was made to the Earnings Per Share Topic, ASC 260, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. In addition, prior-period EPS data would be adjusted retrospectively. The update was effective for us on January 1, 2009 and the adoption of the update did not have a material impact on our consolidated and combined financial statements.

Recently Issued Accounting Standards Updates

In June 2009, an update was issued to the Consolidation Topic, ASC 810, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of an entity (previously, reconsideration was only required upon the occurrence of specific events). The update will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The update is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This update will be effective for us on January 1, 2010 and we are currently evaluating the impact of this update on our consolidated and combined financial statements.

In January 2010, an update was issued to the Fair Value Measurements Disclosures Topic, ASC 820, which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update will be effective for us on April 1, 2010 and we do not anticipate that the adoption of this statement will materially expand our consolidated and combined financial statement footnote disclosures.

4. Acquisitions

2009– On December 15, 2009 we acquired a 65 percent controlling interest in the Travel Channel. The transaction was structured as a leveraged joint venture between SNI and Cox TMI, Inc., a wholly owned subsidiary of Cox Communications, Inc. (“Cox”). Pursuant to the terms of the transaction, Cox contributed the Travel Channel, valued at $975 million, and SNI contributed $181 million in cash to a newly created partnership. The partnership also completed a private placement of $885 million aggregate principal amount of notes (“Senior Notes”) that were guaranteed by SNI. Cox has agreed to indemnify SNI for payments made in respect of SNI’s guarantee (see Note 15—Long-Term Debt for additional details). Proceeds from the issuance of the Senior Notes totaling $877.5 million were distributed to Cox. In connection with the transaction, SNI received a 65% controlling interest in Travel Channel and Cox retained a 35% non-controlling interest in the business. This transaction provides a unique opportunity to meaningfully expand SNI’s portfolio into a lifestyle category that’s highly desirable to media consumers, advertisers and programming distributors. As part of the transaction, the partnership incurred financing and transaction related costs of approximately $22.3 million. Approximately $10.2 million of these costs is included in the caption other costs and expenses and $12.1 million are included in the caption Travel Channel financing costs in our consolidated and combined statement of operations for the year ended December 31, 2009. Debt issuance costs of $6.1 million were incurred in connection with the issuance of the Senior Notes and were capitalized in the caption other assets in our consolidated balance sheet.

Pending the finalization of a third-party valuation, the following table summarizes the preliminary allocation amounts for the Travel Channel assets acquired and liabilities assumed recognized at the closing date, as well as the fair value at the closing date of the noncontrolling interest.

2009
(in thousands)	Travel Channel
Accounts receivable	$54,066
Other current assets	352
Programs and program licenses	80,979
Property, plant and equipment	17,350
Amortizable intangible assets	598,257
Other assets	117
Current liabilities	(20,226)
Other long-term obligations	(2,176)

Total identifiable net assets	728,719
Goodwill	246,281

Fair value of Travel Channel net assets	975,000
Noncontrolling interest	(97,500)

Total consideration distributed to Cox	$877,500

The goodwill of $246.3 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of SNI and Travel Channel. All of the goodwill was assigned to SNI’s Lifestyle Media segment and is expected to be deductible for income tax purposes.

We determine deferred taxes with regard to investments in partnerships based on the difference between the outside tax basis and the investment account balance. At the time of this transaction there was no outside basis difference and, therefore, no corresponding deferred tax asset or liability was recognized as an adjustment to the aggregate fair value of the Travel Channel net assets.

Although the Travel Channel transaction did not result in a step up of the tax basis of Travel Channel’s assets, through special partnership allocations, we will receive tax deductions generally equivalent in amount to the deductions that would have resulted from a step up in tax basis.

The following table presents the amounts of Travel’s revenue and earnings included in SNI’s consolidated and combined statement of operations for the year ended December 31, 2009, and the revenue and income from continuing operations of the combined entity had the acquisition date been January 1, 2009, or January 1, 2008. These pro forma results include adjustments for interest expense that would have been incurred to finance the transaction and reflect purchase accounting adjustments for additional amortization expense on acquired intangible assets. The pro forma results exclude the $22.3 million of financing and other transaction related costs that were expensed in conjunction with the transaction. The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of each period.

(in thousands) (unaudited)	Revenue	Income (loss) from continuing operations attributable to SNI	Earnings per SNI common shareholders
Actual from 12/15/2009 - 12/31/2009	$11,481	$(4,450)
Supplemental pro forma 1/1/2009 - 12/31/2009	1,758,119	269,679	$1.63
Supplemental pro forma 1/1/2008 - 12/31/2008	1,760,580	17,683	0.11

Pro forma results are not presented for all other acquisitions completed during 2009, 2008 and 2007 because the consolidated and combined results of operations would not be significantly different from reported amounts.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed recognized at the acquisition date for certain of our acquisitions. The allocation of these purchase prices reflects final values assigned which may differ from preliminary values reported in the financial statements for prior periods.

2007
(in thousands)	Recipezaar/ Pickle
Accounts receivable	$135
Other current assets	95
Property, plant and equipment	4,787
Amortizable intangible assets	6,640
Current liabilities	(71)
Deferred income tax liability	(1,865)

Total identifiable net assets	$9,721
Goodwill	20,193

Net purchase price	$29,914

5. Discontinued Operations

During the second quarter of 2009, the board of directors authorized management to pursue the sale of our uSwitch business, which culminated in the sale of the operations of uSwitch during the fourth quarter of 2009 for approximately $10.3 million in cash.

During 2006 and 2007, we completed the sales of our Shop At Home business and its related Shop At Home-affiliated broadcast television stations.

These businesses’ assets, liabilities and results of operations have been retrospectively presented as discontinued operations within our consolidated and combined financial statements for all periods presented. The results of our uSwitch business have also been excluded from Interactive Services’ segment results for all periods presented.

Operating results of our discontinued operations were as follows:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Operating revenues:
uSwitch	$22,732	$39,938	$36,478
Shop At Home			1,323

Total operating revenues	$22,732	$39,938	$37,801

Income (loss) from discontinued operations, before tax:
uSwitch:
Income (loss)	$(4,131)	$(986)	$(438,403)
Gain on divestiture	28,668

Total uSwitch	24,537	(986)	(438,403)
Shop At Home			891

Income (loss) from discontinued operations, before tax	24,537	(986)	(437,512)
Income taxes (benefit)	(1,554)	(1,339)	(43,071)

Income (loss) from discontinued operations, net of tax	$26,091	$353	$(394,441)

The gain on the uSwitch divestiture reflects the recognition of $44.4 million in foreign currency translation gains that were previously recognized in equity as a component of accumulated other comprehensive income. The foreign currency translation gain was partially offset by a $6.8 million charge recorded for lease obligations we retained in the sale and an $8.9 million loss that was recognized on the sale of uSwitch’s net assets.

Operating results of our discontinued operations in 2007 include a non-cash charge of $411 million to write-down uSwitch’s goodwill and intangible assets. In 2007, we also changed our estimate of the realizable value of certain uSwitch tax benefits recorded in prior periods. Loss from discontinued operations was increased by $9.5 million.

6. Transaction Costs and Other Charges and Credits

Income from continuing operations was affected by the following:

2009 – During the fourth quarter of 2009, we incurred financing and other transaction related costs of $22.3 million associated with our acquisition of a 65% controlling interest in the Travel Channel and $4.0 million of costs related to international investments. These items reduced net income attributable to SNI $13.9 million.

During the fourth quarter of 2009, we announced that FLN will be rebranded as The Cooking Channel. The Cooking Channel rebranding is expected to be completed in the second quarter of 2010. As a result of the decision to rebrand FLN, we completed an analysis of FLN’s programming library and recorded a non-cash charge of $21.1 million in the fourth quarter of 2009 to write-off of FLN’s programming rights. The charge reduced net income attributable to SNI $12.1 million.

Our tax provision in 2009 includes adjustments that were primarily attributed to differences identified between our prior year tax provision and tax returns. Net income attributable to SNI was increased by $10.6 million.

2008 – In conjunction with impairment tests of goodwill and intangible assets, we determined that the carrying value of our Shopzilla business exceeded its fair value. Accordingly, our 2008 results included a write-down of Shopzilla goodwill totaling and reducing net income attributable to SNI by $244 million.

As a result of the distribution of SNI to the shareholders of E. W. Scripps, SNI employees holding share-based equity awards, including share options and restricted shares, received modified awards in our Company’s stock. Under share-based equity accounting guidance, the adjustment to the outstanding share-based equity awards is considered a modification and incremental stock-based compensation expense is recognized to the extent that the fair value of the awards immediately prior to the modification is less than the fair value of the awards immediately after the modification. In 2008, we recorded a non-cash charge of $4.9 million related to the modification of these stock-based awards. Net income attributable to SNI was reduced by $3.2 million.

In the second quarter of 2008, E. W. Scripps redeemed their outstanding notes which were previously allocated to us in our combined financial statements. The associated loss on extinguishment from such redemption, which was not deductible for income tax purposes, has been allocated to us in our statement of operations resulting in a reduction to net income attributable to SNI of $26.4 million.

7. Income Taxes

We file a consolidated U.S. federal income tax return, unitary tax returns in certain states, and separate state income tax returns for certain of our subsidiary companies in other states. Included in our federal and state income tax returns is our proportionate share of the taxable income or loss of partnerships and limited liability companies that are treated as partnerships for tax purposes (“pass-through entities”). Our financial statements do not include any provision (benefit) for income taxes on the income (loss) of pass-through entities attributed to the non-controlling interests.

Food Network is operated under the terms of a general partnership agreement. FLN and the Travel Channel are Limited Liability companies and are treated as partnerships for tax purposes.

A reconciliation of amounts included in income from continuing operations before income taxes and the income (loss) allocated to us for tax purposes is as follows:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Income allocated to SNI	$430,923	$217,698	$434,273
Income of pass-through entities allocated to non-controlling interests	89,334	92,607	82,683

Income from continuing operations before income taxes	$520,257	$310,305	$516,956

The provision for income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Current:
Federal	$171,494	$150,609	$112,552
Tax benefits from NOLs	(85)	(3,003)	(7,489)

Federal, net	171,409	147,606	105,063

State and local	17,808	26,382	16,536
Tax benefits from NOLs	(5,097)	(2,744)	(12,292)

State and local, net	12,711	23,638	4,244

Foreign	268	(4,899)	(1,371)

Total	184,388	166,345	107,936
Tax benefits of compensation plans allocated to additional paid-in capital	70	12	514

Total current income tax provision	184,458	166,357	108,450

Deferred:
Federal	(22,548)	22,573	37,974
Other	4,529	5,582	14,848

Total	(18,019)	28,155	52,822
Deferred tax allocated to other comprehensive income	(4,965)	198	5,116

Total deferred income tax provision	(22,984)	28,353	57,938

Provision for income taxes	$161,474	$194,710	$166,388

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
U.S. state and local income taxes, net of federal income tax benefit	3.2	2.9	2.8
Income of pass-through entities allocated to non-controlling interests	(5.8)	(5.6)	(5.6)
Section 199 - Production Activities Deduction	(1.9)	(1.4)	(1.7)
Non-deductible debt extinguishment loss		1.6
Miscellaneous	0.5	2.6	1.7

Effective income tax rate excluding effects of impairment	31.0%	35.1%	32.2%
Impact of goodwill and other intangible asset impairments		27.6

Effective income tax rate	31.0%	62.7%	32.2%

We believe adequate provision has been made for all open tax years.

The approximate effect of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

	As of December 31,
(in thousands)	2009	2008
Deferred tax assets:
Accrued expenses not deductible until paid	$(4,198)	$(4,594)
Deferred compensation and retiree benefits not deductible until paid	(38,277)	(37,084)
Tax basis capital loss and credit carryforwards	(140,477)
Federal net operating loss carryforwards		(2,292)
State and foreign net operating loss carryforwards	(18,002)	(23,897)
Other temporary differences, net	(1,980)

	(202,934)	(67,867)

Deferred tax liabilities:
Property, plant and equipment	3,362	6,364
Goodwill and other intangible assets	44,317	45,562
Investments, primarily gains and losses not yet recognized for tax purposes	73,711	74,838
Programs and program licenses	41,182	55,145
Other temporary differences, net		3,785

	162,572	185,694

Valuation allowance for deferred tax assets	154,246	14,076

Net deferred tax liability	$113,884	$131,903

Total state net operating loss carryforwards were $84 million at December 31, 2009. Our state tax loss carryforwards expire between 2019 and 2026.

State net operating loss carryforwards are recognized as deferred tax assets, subject to valuation allowances. At each balance sheet date, we evaluate whether all or some portion of these deferred tax assets will not be realized. The tax effect of the carryforwards that are not expected to be realized is included in the valuation allowance.

At December 31, 2009, we had $51.5 million of net operating loss and non-deductible interest expense carryforwards related to our U.K. subsidiaries. Although these carryforwards are subject to unlimited carryforward periods, the deferred tax asset for these items have been reduced by a valuation allowance of $14.4 million as it is more likely than not that these loss carryforwards will not be realized.

uSwitch was sold December 23, 2009 resulting in a capital loss of $374 million. No capital gains were realized in 2009 and none are expected in the available carryforward period. Therefore, a valuation allowance of $139.8 million has been recorded on the deferred tax asset for the loss as it is more likely than not that the capital loss will not be utilized.

Undistributed earnings of foreign subsidiaries not included in our consolidated federal income tax returns that could be subject to additional U.S. or foreign tax if remitted totaled $3.4 million as of December 31, 2009. No provision for U.S. or foreign income tax has been made on these undistributed earnings as management intends to remit only the portion of such earnings that would be offset by U.S. foreign tax credits. It intends to reinvest the remainder outside the U.S. indefinitely. It is not practicable to estimate the amount of deferred income taxes related to permanently reinvested amounts.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)	2009	2008	2007
Gross unrecognized tax benefits - beginning of year	$62,136	$51,380	$42,614
Increases in tax positions for prior years	11,141	7,499	345
Decreases in tax positions for prior years	(16,337)	(2,215)	(719)
Increases in tax positions for current year	16,787	15,424	13,853
Settlements	(1,309)	(721)
Lapse in statute of limitations	(11,217)	(9,231)	(4,713)

Gross unrecognized tax benefits - end of year	$61,201	$62,136	$51,380

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $44.5 million at December 31, 2009, $40.9 million at December 31, 2008 and $35.1 million at December 31, 2007. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. Related to the amounts above, we recognized an interest benefit of $0.2 million in 2009 and $1.1 million in 2008. During 2007, we accrued interest of $3.7 million. Included in the balance of unrecognized tax benefits at December 31, 2009, December 31, 2008, and December 31, 2007, respectively, are $7.6 million, $7.9 million, and $8.2 million of liabilities for interest.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. As of December 31, 2009, we had been examined by the Internal Revenue Service (“IRS”) through calendar year 2006. In addition, several state examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $15.1 million.

Our tax years for 2006 and forward are subject to examination by the tax authorities. With a few exceptions, the Company is no longer subject to federal, state, local or foreign examinations by tax authorities for years prior to 2005.

8. Investments

The approximate ownership interest in each of our equity method investments and their respective investment balances were as follows:

(in thousands)	Ownership Interest	As of December 31,
		2009	2008
HGTV Canada	33.00%	$25,667	$21,052
Food Canada	29.00%	12,986	10,457
Fox-BRV Southern Sports Holdings	7.25%	7,562	8,251
Other		180	519

Total investments		$46,395	$40,279

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. No impairments were recognized on any of our equity method investments in 2009, 2008, or 2007.

In 2008, we entered into a joint venture with Hearst Corporation for the publication of the Food Network Magazine. We have a 50% ownership interest in the joint venture.

In 2007, we contributed our 12% interest in Fox Sports Net South for a 7.25% interest in Fox-BRV Southern Sports Holdings, LLC (“Fox-BRV”). Fox-BRV manages and operates both the Sports South and Fox Sports Net South regional television networks.

9. Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of the three categories which are described below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our liabilities that are measured at fair value on a recurring basis at December 31, 2009:

(in thousands)	Total	Level 1	Level 2	Level 3
Temporary equity:
Redeemable noncontrolling interests	$113,886	$	$	$113,886

The following table sets forth our financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008:

(in thousands)	Total	Level 1		Level 2	Level 3
Assets:
Short-term investments	$2,703		$2,703	$	$

Temporary equity:
Redeemable noncontrolling interest	$9,400	$		$		$9,400

The fair value of the redeemable noncontrolling interests were determined based upon negotiated values and recent transactions involving the redeemable noncontrolling interests (refer to Note 17—Redeemable Noncontrolling Interests and Noncontrolling Interests for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

	Redeemable Noncontrolling Interests As of December 31,
( in thousands )	2009	2008
Beginning period balance	$9,400	$23,400
Record redeemable interests in Travel
Channel and food international venture	99,505
Redemption of noncontrolling interest		(9,000)
Net loss	(7,675)
Noncontrolling interests’ share of foreign currency translation	(19)
Fair value adjustment	12,675	(5,000)

Ending period balance	$113,886	$9,400

The net loss amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our statements of operations.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
(in thousands)	2009	2008
Land and improvements	$11,865	$11,865
Buildings and improvements	114,822	78,707
Equipment	153,027	138,910
Computer software	168,061	125,601

Total	447,775	355,083
Accumulated depreciation	208,131	163,669

Property, plant and equipment	$239,644	$191,414

11. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2009	2008
Goodwill	$914,194	$667,913
Accumulated Impairments	(243,700)	(243,700)

Goodwill, net	670,494	424,213

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	504,847	43,415
Customer lists	194,003	111,230
Copyrights and other trade names	78,167	22,136
Other	20,478	21,013

Total carrying amount	797,495	197,794

Accumulated amortization:
Acquired network distribution	(17,155)	(13,377)
Customer lists	(71,472)	(59,196)
Copyrights and other trade names	(11,491)	(8,878)
Other	(16,065)	(12,715)

Total accumulated amortization	(116,183)	(94,166)

Total other intangible assets	681,312	103,628

Total goodwill and other intangible assets	$1,351,806	$527,841

In the course of performing our 2008 impairment review, we determined that the goodwill of our Shopzilla business was impaired. The impairment was a function of both the changing competitive environment for online comparison shopping services and our subsequent decision to reposition Shopzilla within that marketplace for maximum long-term growth. The goodwill impairment charge totaling $244 million was recorded in 2008.

To determine the fair value of our reporting units, we used market data and discounted cash flow analyses. No other impairment losses were recorded in 2009 or 2008.

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

(in thousands)	Lifestyle Media	Interactive Services	Corporate	Total
Goodwill:
Balance as of December 31, 2007	$265,436	$399,718		$665,154
Business acquisitions	7,500			7,500
Adjustment of purchase price allocations	(4,741)			(4,741)
Write-down of Shopzilla		(243,700)		(243,700)

Balance as of December 31, 2008	268,195	156,018		424,213
Business acquisitions	246,281			246,281

Balance as of December 31, 2009	$514,476	$156,018		$670,494

Amortizable intangible assets:
Balance as of December 31, 2007	$35,438	$82,202		$117,640
Adjustment of purchase price allocations	6,640			6,640
Other additions	76			76
Foreign currency translation adjustment		183		183
Amortization	(3,979)	(16,932)		(20,911)

Balance as of December 31, 2008	38,175	65,453		103,628
Business acquisitions	598,257		$245	598,502
Additions	2,025	130		2,155
Other		(55)		(55)
Foreign currency translation adjustment			(3)	(3)
Amortization	(6,632)	(16,283)		(22,915)

Balance as of December 31, 2009	$631,825	$49,245	$242	$681,312

Estimated amortization expense of intangible assets for each of the next five years is expected to be $59.1 million in 2010, $54.8 million in 2011, $51.0 million in 2012, $45.6 million in 2013, $43.9 million in 2014 and $426.9 million in later years.

12. Programs and Program Licenses

Programs and program licenses consisted of the following:

(in thousands)	As of December 31,
	2009	2008
Cost of programs available for broadcast	$1,290,128	$1,057,686
Accumulated amortization	899,209	717,256

Total	390,919	340,430
Progress payments on programs not yet available for broadcast	136,693	133,856

Total programs and program licenses	$527,612	$474,286

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. These contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $91.5 million at December 31, 2009. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $287 million in 2009, $280 million in 2008, and $287 million in 2007.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
2010	$218,760	$91,513	$310,273
2011	106,785	67,205	173,990
2012	51,573	38,343	89,916
2013	13,343	25,073	38,416
2014	458	5,778	6,236
Later years		272	272

Total	$390,919	$228,184	$619,103

Actual amortization in each of the next five years will exceed the amounts presented above as our national television networks will continue to produce and license additional programs.

13. Unamortized Network Distribution Incentives

Unamortized network distribution incentives consisted of the following:

(in thousands)	As of December 31,
	2009	2008
Network launch incentives	$42,013	$69,957
Unbilled affiliate fees	29,253	37,839

Total unamortized network distribution incentives	$71,266	$107,796

We capitalized launch incentive payments totaling $3.5 million in 2008 and $0.4 million in 2007.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated and combined financial statements, and estimated amortization of recorded network distribution incentives for each of the next five years, is presented below.

(in thousands)
Amortization for the year ended December 31:
2009	$37,830
2008	33,391
2007	27,016

Estimated amortization for the year ending December 31:
2010	$28,216
2011	24,036
2012	13,105
2013	1,825
2014	2,030
Later years	2,054

Total	$71,266

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of our networks.

14. Other Accrued Current Liabilities

Other accrued current liabilities consisted of the following:

(in thousands)	As of December 31,
	2009	2008
Accrued rent	$12,346	$9,269
Accrued taxes	13,328	6
Payable to E. W. Scripps	6,500	13,543
Accrued license and copyright fees	4,207	2,975
Accrued expenses	52,720	40,484

Total	$89,101	$66,277

15. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	As of December 31,
	2009	2008
Revolving credit facility		$80,000
Senior notes	$884,239

Total	$884,239	$80,000

Fair value of long-term debt *	$875,600	$80,000

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

On December 15, 2009, TCM Sub, LLC, a majority-owned subsidiary of SNI, issued a total of $885 million of senior notes through a private placement (the “Senior Notes”). The Senior Notes mature on January 15, 2015 bearing interest at 3.55%. Beginning on July 15, 2010, interest will be paid on the notes on January 15th and July 15th of each year. The Senior Notes are guaranteed by SNI. Cox has agreed to indemnify SNI for payments made in respect of SNI’s guarantee. Substantially all of the proceeds from the issuance of the notes were distributed to Cox in the Travel Channel transaction.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility (the “Revolving Credit Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. Borrowings under the Revolver are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. The Company borrowed $325 million under the Revolving Credit Facility on June 30, 2008. The weighted-average interest rate on borrowings under the Revolving Credit Facility was 0.3% at December 31, 2009.

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

The revolving credit facility and Senior Notes include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a minimum leverage ratio. We are in compliance with all debt covenants.

As of December 31, 2009, we had outstanding letters of credit totaling $1.8 million.

Capitalized interest was $0.2 million in 2009 and $0.5 million in 2008.

16. Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of December 31,
	2009	2008
Liability for pension and post employment benefits	$40,298	$44,558
Network distribution incentives		992
Deferred compensation	13,543	9,814
Liability for uncertain tax positions	42,404	46,039
Other	3,417	2,836

Other liabilities (less current portion)	$99,662	$104,239

17. Redeemable Noncontrolling Interests and Noncontrolling Interests

As of December 31, 2009, noncontrolling interests held an approximate 6% residual interest in FLN. The noncontrolling interests of FLN had the right to require us to repurchase their interests. In January 2010, we reached agreement with the noncontrolling interest owner to acquire their 6% residual interest in FLN for cash consideration of $14.4 million. In 2008, we had previously acquired the 3.75% interest in FLN from a noncontrolling owner of FLN for cash consideration of $9.0 million.

A noncontrolling interest holds a 35% residual interest in the Travel Channel. The noncontrolling interest has the right to require us to repurchase their interest and we have an option to acquire their interest. The noncontrolling interest will receive the fair value for their interest at the time their option is exercised. The put options on the noncontrolling interest in the Travel Channel become exercisable in 2014. The call options become exercisable in 2015.

A noncontrolling interest holds a 20% residual interest in the food international venture. The noncontrolling interest has the right to require us to repurchase their interest and we have an option to acquire their interest. The noncontrolling interest will receive the fair value for their interest at the time their option is exercised. The put and call options on the noncontrolling interest in the food international venture become exercisable in 2012.

Our consolidated balance sheets include a redeemable noncontrolling interest balance of $113.9 million at December 31, 2009 and $9.4 million at December 31, 2008.

Noncontrolling interests hold an approximate 31% residual interest in Food Network. The Food Network general partnership agreement is due to expire on December 31, 2012, unless amended or extended prior to that date. In the event of such termination, the assets of the partnership are to be liquidated and distributed to the partners in proportion to their partnership interests.

18. Related Party Transactions

Cash Management

Prior to the separation, E. W. Scripps used a centralized approach for cash management to finance its operations. The Company’s cash was available for use and was regularly “swept” by E. W. Scripps to a concentration account at its discretion.

Transfers of cash both to and from E. W. Scripps’ cash management system were reflected as a component of Parent Company Net Investment within Shareholders’ Equity on the consolidated and combined balance sheets. Subsequent to the separation, SNI uses a similar cash management approach with the exception that the cash is swept to SNI’s concentration account and there are no longer transfers between the Company and E. W. Scripps.

Debt and Related Items

The Company was allocated the entire amount of consolidated debt and net interest expense of E. W. Scripps prior to June 30, 2008. See Note 15 -Long-Term Debt, for further information regarding these allocations.

Allocated Expenses

For periods prior to our separation from E. W. Scripps on July 1, 2008, the Company was allocated estimates of Scripps Networks Interactive’s portion of E. W. Scripps corporate expenses for those periods based on a pro-rata percentage of E. W. Scripps’ combined net revenue, headcount and usage. General corporate overhead expenses primarily related to centralized corporate functions, which included finance, legal, internal audit, human resources, information technology, and various other functions historically provided by E. W. Scripps. For the first six months of 2008, the Company was allocated $27.7 million of general corporate overhead expenses incurred by E. W. Scripps. During 2007, the Company was allocated $47.2 million of general corporate overhead expenses.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement set forth the agreements between E. W. Scripps and the Company with respect to the principal corporate transactions required to effect the separation and the distribution of the Company’s shares to E. W. Scripps’ shareholders and other agreements governing the relationship between E. W. Scripps and the Company. The distribution agreement provides that Scripps Networks Interactive and E. W. Scripps and its subsidiaries (other than Scripps Networks Interactive and its subsidiaries) will release and discharge each other from all liabilities, of any sort, including in connection with the transactions contemplated by the distribution agreement, except as expressly set forth in the agreement. The releases do not release any party from, among other matters, liabilities assumed or allocated to the party pursuant to the distribution agreement or the other agreements entered into in connection with the separation or from the indemnification and contribution obligations under the distribution agreement or such other agreements.

Transition Services Agreement

The Transition Services Agreement provided for E. W. Scripps and Scripps Networks Interactive to provide services to each other on a compensated basis for a period of up to two years. Compensation will be on an arms-length basis. E. W. Scripps provided services or support to Scripps Networks Interactive, including information technology, human resources, accounting and finance, and facilities. The Company incurred expenses of $3.0 million in 2009 and $5.5 million in 2008 related to these services, which are reported in other costs and expenses in the consolidated and combined statements of operations. SNI provided information technology support and services to E. W. Scripps. The Company recorded revenue of $0.6 million in 2009 and $1.7 million in 2008 related to these services, which are reported in other revenues in the consolidated and combined statements of operations.

Employee Matters Agreement

The Employee Matters Agreement provided for the allocation of the liabilities and responsibilities relating to employee compensation and benefit plans and programs, including the treatment of outstanding incentive awards, deferred compensation obligations and retirement and welfare benefit obligations between E. W. Scripps and Scripps Networks Interactive. The agreement provided that E. W. Scripps and Scripps Networks Interactive would each be responsible for all employment and benefit related obligations and liabilities for employees that work for the respective companies. The agreement also provided that Scripps Networks Interactive employees will continue to participate in certain of the E. W. Scripps benefit plans during a transition period through December 31, 2008. After the transition period, the account balances or actuarially determined values of assets and liabilities of Scripps Networks Interactive employees were transferred to the benefit plans of Scripps Networks Interactive in 2009. The agreement also governs the treatment of outstanding E. W. Scripps share-based equity awards (refer to Note 23—Capital Stock and Stock Compensation Plans for additional discussion).

Tax Allocation Agreement

The Tax Allocation Agreement sets forth the allocations and responsibilities of E. W. Scripps and Scripps Networks Interactive with respect to liabilities for federal, state, local and foreign income taxes for periods before and after the spin-off, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally, E. W. Scripps and Scripps Networks Interactive will be responsible for income taxes for periods before the spin-off for their respective businesses. In connection with year-end analysis of our tax accounts and the reconciliations of the tax provision to respective tax returns, determination was made that we owed payment to E. W. Scripps for tax related matters totaling $6.5 million and $13.5 million as of December 31, 2009 and 2008, respectively. The liability to E. W. Scripps as of December 31, 2009 and 2008 is included within other accrued liabilities in the consolidated balance sheets.

Other Agreements

E. W. Scripps and Scripps Networks Interactive have also entered into various other agreements which management believes have been negotiated on an arms-length basis and that individually or in the aggregate do not constitute material agreements.

19. Employee Benefit Plans

Defined Benefit Plans

We sponsor a defined benefit pension plan covering a majority of our employees. Expense recognized in relation to this defined benefit retirement plan is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets and projected future salary rates. The discount rates used in the valuation of our defined benefit pensions are evaluated annually based on current market conditions. Benefits are generally based upon the employee’s compensation and years of service.

We also have a nonqualified supplemental executive retirement plan (“SERP”). The SERP, which is unfunded, provides defined pension benefits in addition to the defined benefit from the defined benefit pension plan to eligible executives based on average earnings, years of service and age at retirement.

For periods prior to July 1, 2008, our financial statements were presented on a carve-out basis, and reported pension costs and obligations included amounts attributed to E. W. Scripps’ historical Lifestyle Media and Interactive Services businesses as well as estimates to account for the inclusion of corporate employees.

Following the Separation, The Employee Matters Agreement provided for the participation of our employees in certain benefit plans of E. W. Scripps, including the E.W. Scripps pension, retirement and investment and supplemental executive retirement plans, during a transition period ending on December 31, 2008. Following the Separation, our pension costs and pension obligations were actuarially determined based upon the actual number of individuals employed by SNI. Since the actuarially determined amounts differ from the estimates that are being reported in our carve-out financial statements for periods prior to July 1, 2008, the footnote presentation below reflects the actual number of individuals employed by SNI for each period presented. The lines captioned “actuarial adjustments related to the separation”, that are reported in the tables below, reflect the impacts of E. W. Scripps corporate employees that became employees of SNI effective July 1, 2008.

The Employee Matters Agreement also provided a structural framework for the employee benefit plans and programs established by us. During 2009, the Scripps Networks Interactive, Inc. Pension Plan (“SNI Pension Plan”) and the Scripps Networks Interactive, Inc. SERP were established, after which the actuarial-determined values of the assets and liabilities attributable to certain plan assets or account balances related to SNI employees were transferred to our new plans. The line captioned “actuarial adjustments related to the separation” for 2009 reflects the difference in the actual plan assets transferred to the SNI pension plan and the plan asset amounts that were estimated as of December 31, 2008.

In the fourth quarter of 2009, we amended the SNI Pension Plan. In accordance with the provisions of the SNI Pension Plan amendment, no additional service benefits will be earned by participants in the SNI Pension Plan after December 31, 2009. The amount of eligible compensation that is used to calculate a plan participant’s pension benefit will continue to include any compensation earned by the employee through December 31, 2019. After December 31, 2019, all plan participants will have a frozen pension benefit.

The measurement date used for the retirement plans is December 31. The components of the expense consisted of the following:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans			SERP
	2009	2008	2007	2009	2008	2007
Service cost	$5,137	$5,403	$3,292	$1,680	$2,211	$1,038
Interest cost	3,539	3,221	1,748	1,650	1,786	678
Expected return on plan assets	(1,971)	(2,591)	(2,285)
Amortization of prior service cost (credit)	163	163	61	(82)	(81)	(66)
Amortization of net (gain)/loss	632	341		561	1,418	350
Curtailments	993			(447)

Total for defined benefit plans	$8,493	$6,537	$2,816	$3,362	$5,334	$2,000

Assumptions used in determining the annual retirement plans expense were as follows:

	Defined Benefit Plans			SERP
	2009	2008	2007	2009	2008	2007
Discount rate	6.25%	6.25%	6.00%	6.25%	6.25%	6.00%
Long-term rate of return on plan assets	7.50%	8.25%	8.25%	N / A	N / A	N / A
Increase in compensation levels	4.40%	7.40%	5.00%	4.40%	7.40%	5.00%

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

Obligations and Funded Status – Defined benefit plans pension obligations and funded status are actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2009	2008	2009	2008
Accumulated benefit obligation	$42,754	$36,414	$22,159	$19,949

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$47,076	$40,944	$22,127	$19,257
Service cost	5,137	5,403	1,680	2,211
Interest cost	3,539	3,221	1,650	1,786
Benefits paid	(225)	(143)	(2,318)	(225)
Actuarial losses (gains)	5,439	(6,395)	5,180	(6,294)
Prior service cost		292
Curtailments	(9,671)		(2,778)
Actuarial adjustment related to separation		3,754		5,392

Projected benefit obligation at end of year	51,295	47,076	25,541	22,127

Plan assets:
Fair value at beginning of year	24,339	29,623
Actual return on plan assets	5,656	(6,989)
Company contributions	3,000		2,318	225
Benefits paid	(225)	(143)	(2,318)	(225)
Actuarial adjustment related to separation	1,193	1,848

Fair value at end of year	33,963	24,339	—	—

Over / (under) funded status	$(17,332)	$(22,737)	$(25,541)	$(22,127)

Amounts recognized as assets and liabilities in consolidated and combined balance sheets:
Current liabilities			$(2,575)	$(305)
Non-current liabilities	$(17,332)	$(22,737)	(22,966)	(21,822)

Total	$(17,332)	$(22,737)	$(25,541)	$(22,127)

Amounts recognized in accumulated other comprehensive loss (income) consist of:
Net (gain) / loss	$517	$9,065	$6,968	$5,416
Prior service cost (credit)		1,156		(528)

Total	$517	$10,221	$6,968	$4,888

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) consist of:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2009	2008	2009	2008
Net actuarial loss (gain)	$1,755	$3,184	$5,180	$(6,294)
Amortization of net gain (loss)	(10,303)	(341)	(3,628)	(1,418)
Prior service cost		292
Amortization of prior service credit (cost)	(1,156)	(163)	528	81
Actuarial adjustment related to separation		1,587		2,572

Total recognized in other comprehensive loss (income)	(9,704)	4,559	2,080	(5,059)
Net periodic benefit cost	8,493	6,537	3,362	5,334

Total recognized in net periodic benefit cost and other comprehensive income	$(1,211)	$11,096	$5,442	$275

Related to our non-qualified SERP plan, we expect to recognize amortization from accumulated other comprehensive income into net periodic benefit costs of $0.2 million for the net actuarial loss during 2010.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2009	2008	2009	2008
Accumulated benefit obligation	$42,754	$36,414	$22,159	$19,949
Fair value of plan assets	33,963	24,339	—	—

Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2009	2008	2009	2008
Projected benefit obligation	$51,295	$47,076	$25,541	$22,127
Fair value of plan assets	33,963	24,339	—	—

Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	For the years ended December 31,
	Defined Benefit Plans		SERP
	2009	2008	2009	2008
Discount rate	6.20%	6.25%	6.00%	6.25%
Rate of compensation increases	4.30%	4.40%	4.30%	4.40%

Plan Assets – Our investment policy is to maximize the total rate of return on plan assets to meet the long-term funding obligations of the plan. Plan assets are invested using a combination of active management and passive investment strategies. Risk is controlled through diversification among multiple asset classes, managers, styles, and securities. Risk is further controlled both at the manager and asset class level by assigning return targets and evaluating performance against these targets. Information related to our pension plan asset allocations by asset category were as follows:

	Target Allocations as of December 31,	Percentage of plan assets as of December 31,
	2010	2009	2008
US equity securities	45%	54%	49%
Non-US equity securities	20	13	12
Real estate	5	2	5
Fixed-income securities	30	31	34

Total	100%	100%	100%

U.S. equity securities include common stocks of large, medium, and small companies which are predominantly U.S. based. Non-U.S. equity securities include companies domiciled outside the U.S. which are in various industries and countries and through a range of market capitalizations. Fixed-income securities include securities issued or guaranteed by the U.S. government and corporate debt obligations, as well as investments in hedge fund products. Real estate investments include but are not limited to investments in office, retail, apartment and industrial properties.

Fair Value Measurements – The following table sets forth our plan asset categories that are measured at fair value on a recurring basis at December 31, 2009 and the level of inputs utilized for fair value. Plan assets are classified in one of the three levels which are described below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

(in thousands)	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
US equity securities
Common/collective trust funds	$18,368		$18,368
Non-US equity securities
Common/collective trust funds	4,436		4,436
Fixed income securities
Common/collective trust funds	10,236		10,236
Hedge funds	169			$169
Real estate
Common/collective trust funds	733			733

Subtotal	$33,942		$33,040	$902
Cash	21	$21

Total	$33,963	$21	$33,040	$902

Common/collective trust funds are typically valued at their net asset values that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.

Some of our assets, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events. For those investments reported on a one-quarter lagged basis (real estate) we use net asset values, adjusted for subsequent cash flows and significant events. The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009:

(in thousands)	January 1, 2009 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2009 Balance
Fixed income securities
Hedge funds	$432	$(85)	$(178)	$	$169
Real estate
Common/collective trust funds	1,225	(492)			733

Total	$1,657	$(577)	$(178)	$	$902

Cash Flows - We anticipate contributing $2.6 million to fund current benefit payments for the non-qualified SERP plan in 2010. We have met the minimum funding requirements for our SNI Pension Plan. However, we anticipate making discretionary contributions to the SNI Pension Plan totaling $6.0 million in 2010.

The estimated future benefit payments expected to be paid for the next ten years are as follows:

(in thousands)	Defined Benefit Plans	SERP
2010	$2,927	$2,575
2011	3,023	2,955
2012	3,799	4,566
2013	3,832	3,880
2014	3,792	3,388
2015 - 2019	21,582	15,218

Defined Contribution Retirement Plans

Substantially all employees of the Company are also covered by a company-sponsored defined contribution plan (“DC Plan”). The Company matches a portion of employees’ voluntary contribution to this plan. Additionally, effective January 1, 2010, the Company will begin making additional contributions to eligible employee’s 401K accounts in accordance with enhanced provisions to the DC Plan. The amounts contributed to each employee’s account will be a percentage of the employee’s total eligible compensation based upon their age and service with the Company as of the first day of each year. Expense related to our defined contribution plans was $3.6 million in 2009, $3.4 million in 2008, and $2.5 million in 2007.

20. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

( in thousands )	For the years ended December 31,
	2009	2008
Comprehensive Income (Loss):
Net income (loss)	$384,874	$115,948
Other comprehensive income (loss):
Currency translation, net of income tax	(38,782)	(14,311)
Pension liability adjustments, net of income tax	4,588	4,399

Total comprehensive income (loss)	350,680	106,036
Comprehensive income attributable to noncontrolling interest	85,845	92,391

Comprehensive income (loss) attributable to SNI	$264,835	$13,645

21. Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Lifestyle Media includes our national television networks, HGTV, Food Network, Travel Channel, DIY, GAC, FLN (soon to be rebranded as the Cooking Channel), and SN Digital which includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food or shelter related categories such as RecipeZaar.com, HGTVPro.com, and FrontDoor.com. Our networks also operate internationally through licensing agreements with other entities. We own approximately 69% of Food Network and 65% of Travel. Each of our networks is distributed by cable, telecommunications and satellite television systems. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Interactive Services includes our online comparison shopping service, Shopzilla, and its related online comparison shopping brands, bizrate and beso. Our product comparison shopping services help consumers find products offered for sale on the Web by online retailers. Shopzilla also operates a Web-based consumer feedback network within the bizrate brand that collects millions of consumer reviews of stores and products each year. The Interactive Services businesses earn revenue primarily from referral fees and commissions paid by participating online retailers.

The accounting policies of each of our business segments are those described in Note 2-Summary of Significant Accounting Policies.

Each of our segments may provide advertising, programming or other services to our other reportable segments. In addition, certain corporate costs and expenses, including information technology, pensions and other employee benefits, and other shared services, are allocated to our business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily cash and cash equivalents, property and equipment primarily used for corporate purposes, and deferred income taxes.

Our chief operating decision maker evaluates the operating performance of the reportable segments and makes decisions about the allocation of resources to the reportable segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our business segments is as follows:

(in thousands)	For the years ended December 31,
	2009	2008	2007
Segment operating revenues:
Lifestyle Media	$1,366,802	$1,312,313	$1,184,901
Interactive Services	173,920	238,469	219,886
Corporate	675	86
Intersegment eliminations	(149)	(169)

Total operating revenues	$1,541,248	$1,550,699	$1,404,787

Segment profit (loss):
Lifestyle Media	$636,865	$632,059	$587,411
Interactive Services	30,735	62,534	46,761
Corporate	(65,952)	(49,178)	(35,006)
Depreciation and amortization of intangibles	(81,470)	(66,337)	(66,113)
Write-down of goodwill and other intangible assets		(243,700)
Losses on disposal of property, plant and equipment	(2,509)	(788)	(437)
Interest expense	(2,810)	(14,207)	(36,769)
Travel Channel financing costs	(12,118)
Equity in earnings of affiliates	18,626	15,498	17,603
Gains (losses) on repurchases of debt		(26,380)	1,245
Miscellaneous, net	(1,110)	804	2,261

Income from continuing operations before income taxes	$520,257	$310,305	$516,956

Depreciation:
Lifestyle Media	$32,190	$24,330	$19,923
Interactive Services	24,579	20,837	15,792
Corporate	1,786	259	1,002

Total depreciation	$58,555	$45,426	$36,717

Amortization of intangible assets:
Lifestyle Media	$6,632	$3,979	$3,269
Interactive Services	16,283	16,932	26,127

Total amortization of intangible assets	$22,915	$20,911	$29,396

(in thousands)	For the years ended December 31,
	2009	2008	2007
Additions to property, plant and equipment:
Lifestyle Media	$66,112	$57,074	$35,306
Interactive Services	20,677	17,878	22,800
Corporate	4,925	3,283	2,223

Total additions to property, plant and equipment	$91,714	$78,235	$60,329

Business acquisitions and other additions to long-lived assets:
Lifestyle Media	$1,271,264	$290,871	$317,566
Interactive Services	130

Total	$1,271,394	$290,871	$317,566

Assets:
Lifestyle Media	$2,620,095	$1,439,731	$1,404,188
Interactive Services	269,755	296,505	535,517
Corporate	73,212	14,904	38,348

Total assets of continuing operations	2,963,062	1,751,140	1,978,053
Discontinued operations		22,068	39,774

Total assets	$2,963,062	$1,773,208	$2,017,827

No single customer provides more than 10% of our revenue. The Company earns international revenues from its Shopzilla business. It also earns international revenue from HGTV, Food Network and DIY programming in international markets.

Other additions to long-lived assets include investments, capitalized intangible assets, and Lifestyle Media’s capitalized programs and network launch incentives.

22. Commitments and Contingencies

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2009, were: 2010, $18.1 million; 2011, $16.7 million; 2012, $16.9 million; 2013, $17.3 million; 2014, $17.5 million; and later years, $44.4 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $20.1 million in 2009, $20.3 million in 2008 and $15.7 million in 2007.

In the ordinary course of business, we enter into long-term contracts to obtain satellite transmission rights or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2009, were: 2010, $59.8 million; 2011, $31.8 million; 2012, $25.4 million;

2013, $19.7 million; 2014, $15.4 million; and later years, $47.2 million. We expect these contracts will be replaced with similar contracts upon their expiration.

23. Capital Stock and Stock Compensation Plans

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

Incentive Plans – In connection with the Separation, we implemented a new stock based compensation plan (Scripps Networks Interactive, Inc. 2008 Long-Term Incentive Plan) (the “Plan”) and registered 19,000,000 common shares available for issuance under the Plan. E. W. Scripps share based awards, which included stock options and restricted stock awards, held by our employees and certain former employees of E. W. Scripps were converted to equivalent share based awards of Scripps Networks Interactive, Inc. The conversions were based on the ratio of the market price of each company’s publicly traded common stock at the time of Separation. The Plan is administered by our Board of Directors. As of December 31, 2009, options with respect to 8,016,108 shares are outstanding under the Plan. In addition, a total of 1,095,147 restricted stock awards are outstanding under the Plan as of December 31, 2009.

The Plan provides for long-term performance compensation for key employees and members of the Board of Directors. A variety of discretionary awards for employees and non-employee directors are authorized under the Plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock awards and performance awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of our common stock at date of grant and option terms are not expected to exceed ten years. The Plan expires in 2018, except for options then outstanding.

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 7.9 million as of December 31, 2009.

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

The following table summarizes information about stock option transactions:

(shares in thousands)	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2008	11,890	$38.75	$20 - $50
Granted in 2009	1,717	$21.41	$20 - $37
Exercised in 2009	(1,142)	$24.30	$21 - $40
Exchanged in 2009	(4,148)	$41.85	$35 - $50
Forfeited in 2009	(301)	$34.82	$20 - $40

Outstanding at December 31, 2009	8,016	$36.20	$20 - $49

Options exercisable at December 31, 2009	6,156	$40.09	$20 - $49

The following table presents additional information about exercises of stock options:

(in thousands)	For the years ended December 31,
	2009	2008	2007
Cash received upon exercise	$27,735	$5,873	$3,257
Intrinsic value (market value on date of exercise less exercise price)	6,863	4,068	1,447

Substantially all options granted prior to 2008 are exercisable. Options generally become exercisable over a three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

( dollars in millions, except per share amounts )	Range of Exercise Prices	Average Remaining Term (in years)
			Options Outstanding			Options Exercisable
Year of Grant			Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Options on Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
2000 - expire in 2010	$20 - 28	0.50	69,175	$23.56	$0.5	69,175	$23.56	$0.5
2001 - expire in 2011	27 - 33	1.52	899,156	30.00	0.4	899,156	30.00	0.4
2002 - expire in 2012	35 - 36	2.57	843,834	35.17	—	843,834	35.17	—
2003 - expire in 2013	37 - 43	3.43	868,131	37.46	—	868,131	37.46	—
2004 - expire in 2014	43 - 49	4.38	1,243,317	45.85	—	1,243,317	45.85	—
2005 - expire in 2013	43 - 48	3.47	882,501	43.73	—	882,501	43.73	—
2006 - expire in 2014	40 - 46	4.47	881,184	45.21	—	881,184	45.21	—
2007 - expire in 2015	39 - 46	5.36	430,743	44.81	—	380,460	44.71	—
2008 - expire in 2016	40 - 43	6.38	220,746	40.00	—	87,778	40.24	—
2009 - expire in 2017	20 - 37	7.28	1,677,321	21.43

Total	$20 - 49	3.94	8,016,108	$36.20	$0.9	6,155,536	$40.09	$0.9

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

Information related to restricted stock transactions is presented below:

	Number of Shares	Grant Date Fair Value
(shares in thousands)		Weighted Average	Range of Prices
Unvested shares at December 31, 2008	366	$44.71	$25 - $49
Shares awarded in 2009	67	26.78	$21 - $41
Shares awarded in connection with option exchange in 2009	835	27.84	$27.84
Shares vested in 2009	(169)	45.30	$25 - $49
Shares forfeited in 2009	(4)	29.89	$28 - $44

Unvested shares at December 31, 2009	1,095	$31.05	$21 - $49

The following table presents additional information about restricted stock vesting:

(in thousands)	For the years ended December 31,
	2009	2008	2007
Fair value of shares vested	$3,735	$1,225	$5,373

Performance share awards with a target of 262,065 Class A Common shares were granted in 2009. The weighted-average price of an underlying Class A Common share on the dates of grant was $21.53. Performance share awards represent the right to receive a grant of restricted shares if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded. The shares earned are issued as restricted shares following the annual performance period and vest over a two year service period from the date of issuance.

Stock-Based Compensation – In accordance with share-based payment accounting guidance, compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as share options, is measured using a lattice-based binomial model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

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

Compensation costs of stock options are estimated on the date of grant using a binomial lattice model. The weighted-average assumptions E. W. Scripps used in the model for pre-Separation grants in 2008 and 2007 are as follows:

	2008	2007
Weighted-average fair value of stock options granted	$9.18	$12.58
Assumptions used to determine fair value:
Dividend yield	1.3%	1.0%
Risk-free rate of return	3.1%	4.7%
Expected life of options (years)	6.00	5.35
Expected volatility	19.3%	20.6%

The weighted-average assumptions Scripps Networks Interactive, Inc. used in the model for post-Separation grants are as follows:

	2009	2008
Weighted-average fair value of stock options granted	$6.10	$8.46
Assumptions used to determine fair value:
Dividend yield	1.5%	0.8%
Risk-free rate of return	1.9%	3.4%
Expected life of options (years)	5	5.45
Expected volatility	34.0%	23.0%

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

(in thousands)	For the years ended December 31,
	2009	2008	2007
Allocated stock-based compensation costs		$8,157	$21,300
Compensation cost on SNI stock awards	$17,487	11,035

Total stock-based compensation costs	$17,487	$19,192	$21,300

As of December 31, 2009, $5.8 million of total unrecognized stock-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years. In addition, $5.2 million of total unrecognized stock-based compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.4 years.

As a result of the distribution of SNI to the shareholders of E. W. Scripps, SNI employees holding share-based equity awards, including share options and restricted shares, have received modified awards in our Company’s stock. A charge of $4.9 million was recorded at the time of modification related to our employees. As of December 31, 2009, the modification also created approximately $0.9 million of unrecognized stock based compensation associated with our unvested stock options which is expected to be recognized over a range of 1 to 2 years.

As of December 31, 2009, the Exchange Offer created approximately $0.3 million of unrecognized stock based compensation as a result of the Exchange Offer that will be recognized over the modified two year vesting period of the newly issued restricted stock.

24. Summarized Quarterly Financial Information (Unaudited)

Summarized financial information is as follows:

(in thousands, except per share data) 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$355,776	$391,272	$364,461	$429,739	$1,541,248
Costs and expenses	(216,553)	(225,129)	(220,197)	(277,721)	(939,600)
Depreciation and amortization of intangible assets	(18,401)	(19,503)	(20,666)	(22,900)	(81,470)
Gains (losses) on disposal of PP&E	(71)	2	(898)	(1,542)	(2,509)
Interest expense	(337)	(399)	(285)	(1,789)	(2,810)
Travel Channel financing costs				(12,118)	(12,118)
Equity in earnings of affiliates	2,093	5,868	4,873	5,792	18,626
Miscellaneous, net	360	240	(1,321)	(389)	(1,110)
Provision for income taxes	(41,401)	(47,504)	(41,544)	(31,025)	(161,474)

Income from continuing operations, net of tax	81,466	104,847	84,423	88,047	358,783
Income (loss) from discontinued operations, net of tax	(1,567)	(994)	676	27,976	26,091

Net income	79,899	103,853	85,099	116,023	384,874
Less: net income attributable to noncontrolling interests	(19,771)	(24,329)	(19,779)	(21,669)	(85,548)

Net income attributable to SNI	$60,128	$79,524	$65,320	$94,354	$299,326

Basic income (loss) per share:
Income from continuing operations attributable to SNI common shareholders	$.38	$.49	$.39	$.40	$1.66
Income (loss) from discontinued operations, net of tax, attributable to SNI common shareholders	(.01)	(.01)	.00	.17	.16

Net income attributable to SNI common shareholders	$.37	$.49	$.40	$.57	$1.81

Diluted income (loss) per share:
Income from continuing operations attributable to SNI common shareholders	$.38	$.49	$.39	$.40	$1.65
Income (loss) from discontinued operations, net of tax, attributable to SNI common shareholders	(.01)	(.01)	.00	.17	.16

Net income attributable to SNI common shareholders	$.37	$.48	$.39	$.57	$1.81

Amounts attributable to SNI:
Income from continuing operations	$61,695	$80,518	$64,644	$66,378	$273,235
Income (loss) from discontinued operations	(1,567)	(994)	676	27,976	26,091

Net income attributable to SNI	$60,128	$79,524	$65,320	$94,354	$299,326

Weighted average shares outstanding:
Basic	163,516	163,954	165,329	164,574	164,921
Diluted	163,907	164,396	165,736	165,608	165,381

Cash dividends per share of common stock	$.08	$.08	$.08	$.08	$.30

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$374,711	$406,460	$364,187	$405,341	$1,550,699
Costs and expenses	(224,184)	(227,572)	(230,468)	(223,060)	(905,284)
Depreciation and amortization of intangible assets	(15,730)	(16,242)	(16,683)	(17,682)	(66,337)
Write-down of Shopzilla goodwill				(243,700)	(243,700)
Gains (losses) on disposal of PP&E	(764)	(71)		47	(788)
Interest expense	(5,837)	(5,273)	(2,199)	(898)	(14,207)
Equity in earnings of affiliates	3,676	5,083	5,418	1,321	15,498
Losses on repurchases of debt		(26,380)			(26,380)
Miscellaneous, net	(994)	(108)	1,113	793	804
Provision for income taxes	(43,271)	(58,647)	(43,841)	(48,951)	(194,710)

Income (loss) from continuing operations, net of tax	87,607	77,250	77,527	(126,789)	115,595
Income (loss) from discontinued operations, net of tax	1,165	455	(879)	(388)	353

Net income (loss)	88,772	77,705	76,648	(127,177)	115,948
Less: net income attributable to noncontrolling interest	(22,267)	(24,433)	(19,321)	(26,370)	(92,391)

Net income (loss) attributable to SNI	$66,505	$53,272	$57,327	$(153,547)	$23,557

Basic income (loss) per share:
Income (loss) from continuing operations attributable to SNI common shareholders	$.40	$.32	$.36	($.94)	$.14
Income (loss) from discontinued operations, net of tax, attributable to SNI common shareholders	.01	.00	(.01)	.00	.00

Net income (loss) attributable to SNI common shareholders	$.41	$.33	$.35	($.94)	$.14

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to SNI common shareholders	$.40	$.32	$.35	($.94)	$.14
Income (loss) from discontinued operations, net of tax, attributable to SNI common shareholders	.01	.00	(.01)	.00	.00

Net income (loss) attributable to SNI common shareholders	$.41	$.33	$.35	($.94)	$.14

Amounts attributable to SNI:
Income (loss) from continuing operations	$65,340	$52,817	$58,206	$(153,159)	$23,204
Income (loss) from discontinued operations	1,165	455	(879)	(388)	353

Net income (loss) attributable to SNI	$66,505	$53,272	$57,327	$(153,547)	$23,557

Weighted average shares outstanding:
Basic	163,466	163,466	163,152	163,338	163,245
Diluted	163,466	163,466	164,472	163,338	164,131

Cash dividends per share of common stock			$.08	$.08	$.15

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

Scripps Networks Interactive, Inc.

Index to Consolidated and Combined Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008 and 2007	Schedule II

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands)				Increase
Classification	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	(Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period
Allowance for Doubtful Accounts Receivable Year Ended December 31:
2009	$5,014	$1,896	$1,323		$5,587

2008	3,945	1,825	756		5,014

2007	10,444	2,075	8,574		3,945

S-2

Scripps Networks Interactive, Inc.

Index to Exhibits

Exhibit Number	Description of Item	Footnote	Exhibit No Incorporated
2.1	Separation and Distribution Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(1)	2.01

2.2	Contribution Agreement among TCM Parent, LLC, TCM Sub, LLC, Gulliver Media Holdings, LLC, Scripps Networks Interactive, Inc., Cox TMI, Inc., and Cox Communications, Inc.	(10)	2.1

3.1	Amended and Restated Articles of Incorporation of Scripps Networks Interactive, Inc.	(9)	3.1

3.2	Amended and Restated Code of Regulations of Scripps Networks Interactive, Inc.	(9)	3.2

4.1	Specimen Certificate of Class A Common Shares of Scripps Networks Interactive, Inc.	(5)	4.1

4.10	Indenture (3.55% Senior Notes Due 2015) Among TCM Sub LLC and Scripps Networks Interactive, Inc., as guarantor	(12)	4.1

10.1	Transition Services Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.11

10.2	Tax Allocation Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.13

10.3	Employee Matters Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.12

10.4	2008 Long-Term Incentive Plan	(5)	10.4

10.5	Form of Nonqualified Stock Option Agreement	(4)	10.4

10.6	Form of Performance-Based Restricted Share Award Agreement	(5)	10.6

10.7	Form of Restricted Share Award Agreement	(5)	10.7

10.8	Form of Performance-Based Restricted Stock-Unit Agreement	(4)	10.3

10.9	Executive Annual Incentive Plan	(5)	10.9

10.10	Executive Deferred Compensation Plan	(5)	10.10

10.10.B	Amendment to Executive Deferred Compensation Plan

10.11	2008 Deferred Compensation and Stock Plan for Directors	(5)	10.11

10.12	Executive Change in Control Plan (as amended and restated on February 19, 2009)	(4)	10.2

10.13	Assignment and Assumption Agreement and Consent for Kenneth W. Lowe	(5)	10.13

10.20	Supplemental Executive Retirement Plan.	(5)	10.20

10.20.B	Amendment to Supplemental Executive Retirement Plan

10.21	Employee Stock Purchase Plan.	(5)	10.21

10.22	Scripps Family Agreement.	(5)	10.22

10.23	Scripps Networks Interactive, Inc. Supplemental Contribution Plan

10.30	Employment Agreement between the Company and Kenneth W. Lowe	(6)	10.63

10.30.B	Amendment No. 2 to Employment Agreement between the Company and Kenneth W. Lowe	(7)	10.63.B

10.30.C	Amendment No. 3 to Employment Agreement between the Company and Kenneth W. Lowe	(8)	10.63.C

10.30.D	Amendment No. 4 to Employment Agreement between the Company and Kenneth W. Lowe	(9)	10.30.D

10.30.E	Amendment No. 5 to Employment Agreement between the Company and Kenneth W. Lowe	(4)	10.1

Scripps Networks Interactive, Inc.

Index to Exhibits (continued)

Exhibit Number	Description of Item	Footnote	Exhibit No Incorporated
10.31	Employment Agreement between the Company and Anatolio B. Cruz III	(3)	10.31

10.32	Employment Agreement between the Company and Joseph G. NeCastro	(3)	10.32

10.33	Employment Agreement between the Company and Mark S. Hale	(3)	10.33

10.34	Employment Agreement between the Company and John F. Lansing	(3)	10.34

10.40	Five-Year Competitive Advance and Revolving Credit Facility Agreement	(2)	10.20

10.40.B	Amendment No. 1 to the Five-Year Competitive Advance and Revolving Credit Facility Agreement	(11)	10.1

14	Code of Ethics for CEO and Senior Financial Officers	(5)	14

21	Material Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

(1)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 12, 2008.
(2)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 30, 2008.
(3)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
(4)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated February 19, 2009.
(5)	Incorporated by reference to Registration Statement on Form 10 dated June 11, 2008.
(6)	Incorporated by reference to The E. W. Scripps Company Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Incorporated by reference to The E. W. Scripps Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(8)	Incorporated by reference to The E. W. Scripps Company Current Report on Form 8-K dated July 31,2007.
(9)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2008.
(10)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated November 10, 2009.
(11)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 11, 2009.
(12)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 21, 2009.