Form 10-Q
period 2010-03-31
Scripps Networks Interactive, Inc.
filed 2010-05-07
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2010 there were 129,954,248 of the Registrant’s Class A Common shares outstanding and 36,218,226 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

3

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

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 to be the most significant and there have been no material changes.

4

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: May 7, 2010	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro Chief Administrative Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

6

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$320,961	$254,370
Accounts and notes receivable (less allowances: 2010 - $3,622; 2009 - $5,587)	431,182	430,410
Programs and program licenses	273,982	271,773
Other current assets	24,877	25,716

Total current assets	1,051,002	982,269
Investments	48,795	46,395
Property, plant and equipment, net	241,189	239,644
Goodwill	662,600	670,494
Other intangible assets, net	679,550	681,312
Programs and program licenses (less current portion)	256,080	255,839
Unamortized network distribution incentives	67,503	71,266
Other non-current assets	15,509	15,843

Total Assets	$3,022,228	$2,963,062

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,472	$27,538
Program rights payable	32,682	20,350
Customer deposits and unearned revenue	14,309	16,865
Employee compensation and benefits	22,736	43,377
Accrued marketing and advertising costs	13,207	13,477
Other accrued liabilities	106,231	89,101

Total current liabilities	239,637	210,708
Deferred income taxes	112,693	119,515
Long-term debt	884,276	884,239
Other liabilities (less current portion)	110,193	99,662

Total liabilities	1,346,799	1,314,124

Redeemable noncontrolling interests	104,596	113,886

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2010 - 129,901,702 shares; 2009 - 129,443,195 shares	1,299	1,295
Voting - authorized: 60,000,000 shares; issued and outstanding: 2010 - 36,218,226 shares; 2009 - 36,338,226 shares	362	363

Total	1,661	1,658
Additional paid-in capital	1,283,865	1,271,209
Retained earnings	164,761	113,853
Accumulated other comprehensive income (loss)	(2,509)	(3,004)

Total SNI shareholders’ equity	1,447,778	1,383,716
Noncontrolling interest	123,055	151,336

Total equity	1,570,833	1,535,052

Total Liabilities and Equity	$3,022,228	$2,963,062

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)	Three months ended March 31,
	2010	2009
Operating Revenues:
Advertising	$289,163	$225,375
Network affiliate fees, net	136,799	79,075
Referral fees	35,955	44,351
Other	7,476	6,975

Total operating revenues	469,393	355,776

Costs and Expenses:
Employee compensation and benefits	71,290	62,138
Programs and program licenses	89,908	71,179
Marketing and advertising	56,422	34,604
Other costs and expenses	76,619	48,632

Total costs and expenses	294,239	216,553

Depreciation, Amortization, and Losses:
Depreciation	15,680	13,112
Amortization of intangible assets	15,767	5,289
Losses on disposal of property, plant and equipment	148	71

Total depreciation, amortization, and losses	31,595	18,472

Operating income	143,559	120,751
Interest expense	(8,481)	(337)
Equity in earnings of affiliates	6,176	2,093
Miscellaneous, net	(597)	360

Income from continuing operations before income taxes	140,657	122,867
Provision for income taxes	44,875	41,401

Income from continuing operations, net of tax	95,782	81,466
Income (loss) from discontinued operations, net of tax		(1,567)

Net income	95,782	79,899
Less: net income attributable to noncontrolling interests	23,324	19,771

Net income attributable to SNI	$72,458	$60,128

Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$.44	$.38
Income (loss) from discontinued operations attributable to SNI common shareholders	.00	(.01)

Net income attributable to SNI common shareholders	$.44	$.37

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$.43	$.38
Income (loss) from discontinued operations attributable to SNI common shareholders	.00	(.01)

Net income attributable to SNI common shareholders	$.43	$.37

Amounts attributable to SNI:
Income from continuing operations	$72,458	$61,695
Income (loss) from discontinued operations		(1,567)

Net income attributable to SNI	$72,458	$60,128

See notes to condensed consolidated financial statements.

Net income per share amounts may not foot since each is calculated independently.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three months ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$95,782	$79,899
Loss (income) from discontinued operations		1,567

Income from continuing operations, net of tax	95,782	81,466
Depreciation and intangible assets amortization	31,447	18,401
Amortization of network distribution costs	7,107	9,342
Programs and program licenses costs	89,908	71,179
Equity in earnings of affiliates	(6,176)	(2,093)
Program payments	(86,965)	(63,868)
Capitalized network distribution incentives	(1,850)	(1,764)
Dividends received from equity investments	5,523	3,263
Deferred income taxes	(7,168)	5,296
Stock and deferred compensation plans	6,234	4,807
Changes in certain working capital accounts:
Accounts receivable	(1,639)	42,276
Other assets	524	(395)
Accounts payable	22,184	3,673
Accrued employee compensation and benefits	(19,431)	(16,038)
Accrued income taxes	23,553	31,578
Other liabilities	(9,277)	(25,825)
Other, net	9,296	4,178

Net cash provided by (used in) continuing operating activities	159,052	165,476
Net cash provided by (used in) discontinued operating activities		(2,937)

Net operating activities	159,052	162,539

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(16,312)	(17,365)
Increase in short-term investments		(942)
Purchase of subsidiary companies and noncontrolling interests	(14,400)
Other, net	(1,222)	(77)

Net cash provided by (used in) continuing investing activities	(31,934)	(18,384)
Net cash provided by (used in) discontinued investing activities		(563)

Net investing activities	(31,934)	(18,947)

Cash Flows from Financing Activities:
Payments on long-term debt		(80,000)
Dividends paid	(12,378)	(12,296)
Dividends paid to noncontrolling interest	(55,642)	(52,724)
Proceeds from employee stock options	8,817	2,695
Other, net	(1,956)	(2,132)

Net financing activities from continuing operations	(61,159)	(144,457)

Effect of exchange rate changes on cash and cash equivalents	632	(464)

Increase (decrease) in cash and cash equivalents	66,591	(1,329)

Cash and cash equivalents:
Beginning of year	254,370	9,970

End of period	$320,961	$8,641

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$167	$241
Income taxes paid	19,312	2,633

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED

OTHER COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	SNI Shareholders						Redeemable Noncontrolling Interests (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance as of December 31, 2008	$1,638	$1,219,930	$(120,774)	$31,487	$146,733	$1,279,014	$9,400
Net income (loss)			60,128		20,129	80,257	(358)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of $281				(926)	(105)	(1,031)
Pension liability adjustment, net of tax of $261				81		81

Other comprehensive income (loss)						(950)

Total comprehensive income (loss)						79,307	(358)

Redeemable noncontrolling interests fair value adjustment		(358)				(358)	358
Dividend paid to noncontrolling interest					(52,724)	(52,724)
Dividends: declared and paid - $.075 per share			(12,296)			(12,296)
Convert 170,000 Voting Shares to Class A Common Shares
Compensation plans, net: 180,944 shares issued; 49,213 shares repurchased	1	6,749				6,750
Tax benefits of compensation plans		(1,239)				(1,239)

Balance as of March 31, 2009	$1,639	$1,225,082	$(72,942)	$30,642	$114,033	$1,298,454	$9,400

Balance as of December 31, 2009	$1,658	$1,271,209	$113,853	$(3,004)	$151,336	$1,535,052	$113,886
Net income (loss)			72,458		27,268	99,726	(3,944)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of ($471)				472	93	565	(118)
Pension liability adjustment, net of tax of ($14)				23		23

Other comprehensive income (loss)						588	(118)

Total comprehensive income (loss)						100,314	(4,062)

Redeem noncontrolling interest in FLN							(14,400)
Redeemable noncontrolling interest fair value adjustment			(9,172)			(9,172)	9,172
Dividends paid to noncontrolling interest					(55,642)	(55,642)
Dividends: declared and paid - $.075 per share			(12,378)			(12,378)
Convert 120,000 Voting Shares to Class A Common Shares
Compensation plans, net: 419,866 shares issued; 80,432 shares repurchased; 927 shares forfeited	3	11,360				11,363
Tax benefits of compensation plans		1,296				1,296

Balance as of March 31, 2010	$1,661	$1,283,865	$164,761	$(2,509)	$123,055	$1,570,833	$104,596

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These financial statements and the related notes should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, cash flows, accumulated other comprehensive income (loss) and shareholders’ equity include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of the results that may be expected for any future interim periods or for a full year.

2.	Shareholders’ Equity and Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding, including participating securities outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS.

The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	Three months ended March 31,
	2010	2009

Weighted-average shares outstanding:
Basic	166,000	163,516
Share options	1,031	391

Diluted weighted-average shares outstanding	167,031	163,907

Anti-dilutive share awards	3,314	11,764

For 2010 and 2009, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

3.	Accounting Standards Updates and Recently Issued Accounting Standards Updates

Recently Issued Accounting Standards Updates

In June 2009, an update was issued to the Consolidation Topic, Accounting Standards Codification (“ASC”) 810, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of an entity (previously, reconsideration was only required upon the occurrence of specific events). The update will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The update is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This update was effective for us on January 1, 2010 and the update did not have an impact to our condensed consolidated financial statements.

In January 2010, an update was issued to the Fair Value Measurements Disclosures Topic, ASC 820, which requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for us on January 1, 2010 and the update did not have an impact on the Company’s disclosures to our condensed consolidated financial statements.

4.	Other Charges and Credits

Operating results in the first quarter of 2010 include $15.5 million of costs incurred related to the Travel Channel integration. Operating results in 2010 also include $11.0 million of marketing and legal expenses incurred to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV. These items reduced net income attributable to SNI $12.1 million.

5.	Travel Channel Acquisition

On December 15, 2009 we acquired a 65 percent controlling interest in the Travel Channel. The transaction was structured as a leveraged joint venture between SNI and Cox TMI, Inc., a wholly owned subsidiary of Cox Communications, Inc. (“Cox”). Pursuant to the terms of the transaction, Cox contributed the Travel Channel, valued at $975 million, and SNI contributed $181 million in cash to a newly created partnership. The partnership also completed a private placement of $885 million aggregate principal amount of notes (“Senior Notes”) that were guaranteed by SNI. Cox has agreed to indemnify SNI for all payments made in respect of SNI’s guarantee. (See Note 8—Long-Term Debt for additional details). Proceeds from the issuance of the Senior Notes totaling $877.5 million were distributed to Cox. In connection with the transaction, SNI received a 65% controlling interest in Travel Channel and Cox retained a 35% noncontrolling interest in the business. This transaction provides a unique opportunity to meaningfully expand SNI’s portfolio into a lifestyle category that’s highly desirable to media consumers, advertisers and programming distributors.

The following table summarizes the preliminary allocation amounts for the Travel Channel assets acquired and liabilities assumed at the closing date, as well as the fair value of the noncontrolling interest at the closing date.

(in thousands)	Travel Channel
Accounts receivable	$53,307
Other current assets	438
Programs and program licenses	74,119
Property, plant and equipment	18,581
Amortizable intangible assets	612,278
Other assets	117
Current liabilities	(20,051)
Other long-term obligations	(2,176)

Total identifiable net assets	736,613
Goodwill	238,387

Fair value of Travel Channel net assets	975,000
Noncontrolling interest	(97,500)

Total consideration distributed to Cox	$877,500

The goodwill of $238.4 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of SNI and Travel Channel. All of the goodwill was assigned to SNI’s Lifestyle Media segment. Although the Travel Channel transaction did not result in a step up of the tax basis of Travel Channel’s assets, through special partnership allocations, we will receive tax deductions generally equivalent in amount to the deductions that would have resulted from a step up in tax basis.

We determine deferred taxes with regard to investments in partnerships based on the difference between the outside tax basis and the investment account balance. At the time of this transaction there was no outside basis difference and, therefore, no corresponding deferred tax asset or liability was recognized as an adjustment to the aggregate fair value of the Travel Channel net assets.

Pro forma results of operations, assuming the Travel acquisition had taken place at the beginning of 2009, are included in the following table. The pro forma results include adjustments for interest expense that would have been incurred to finance the acquisition and reflect purchase accounting adjustments for additional amortization expense on acquired intangible assets. The pro forma results exclude the $22.3 million of financing and other transaction related costs that were expensed in conjunction with the transaction. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of 2009.

(in thousands, except per share data)	Three months ended March 31, 2009

Operating revenues	$408,564
Income from continuing operations attributable to SNI	56,951

Earnings per SNI common shareholder:
Basic	$.35
Diluted	.35

During the first quarter of 2010, Cox continued to make payments to vendors on behalf of the Travel Channel while the accounts payable function was being transitioned to SNI. Accordingly, the accounts payable balance in our condensed consolidated balance sheet includes an amount due to Cox of $25.6 million as of March 31, 2010.

6.	Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories which are described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth account balances that are measured at fair value on a recurring basis at March 31, 2010:

(in thousands)	Total	Level 1	Level 2	Level 3
Temporary equity:
Redeemable noncontrolling interests	$104,596	$	$	$104,596

The following table sets forth account balances that are measured at fair value on a recurring basis at December 31, 2009:

(in thousands)	Total	Level 1	Level 2	Level 3
Temporary equity:
Redeemable noncontrolling interests	$113,886	$	$	$113,886

The fair values of our redeemable noncontrolling interests are estimated by applying comparable market multiples to the respective businesses’ current forecasted results. The market multiples utilized in our 2010 estimates consider the implied market multiple values that existed at the time of our Travel Channel acquisition and the formation of the international venture with Chello Zone Media. (refer to Note 10—Redeemable Noncontrolling Interests and Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

(in thousands)	Redeemable Noncontrolling Interests
	Three Months Ended March 31,
	2010	2009

Beginning period balance	$113,886	$9,400
Redemption of noncontrolling interest	(14,400)
Net loss	(3,944)	(358)
Noncontrolling interest’s share of foreign currency translation	(118)
Fair value adjustment	9,172	358

Ending period balance	$104,596	$9,400

The net loss amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our condensed statements of operations.

7.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

(in thousands)	As of
	March 31, 2010	December 31, 2009
Goodwill	662,600	670,494

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	514,938	504,847
Customer lists	197,917	194,003
Copyrights and other trade names	78,167	78,167
Other	20,442	20,478

Total carrying amount	811,464	797,495

Accumulated amortization:
Acquired network distribution	(23,767)	(17,155)
Customer lists	(78,533)	(71,472)
Copyrights and other trade names	(12,800)	(11,491)
Other	(16,814)	(16,065)

Total accumulated amortization	(131,914)	(116,183)

Total other intangible assets, net	679,550	681,312

Total goodwill and other intangible assets, net	$1,342,150	$1,351,806

Goodwill and activity related to amortizable intangible assets by business segment were as follows:

(in thousands)	Lifestyle Media	Interactive Services	Corporate	Total

Goodwill:
Balance as of December 31, 2009	$514,476	$156,018		$670,494
Adjustment of purchase price allocations	(7,894)			(7,894)

Balance as of March 31, 2010	$506,582	$156,018		$662,600

Amortizable intangible assets:
Balance as of December 31, 2009	$631,825	$49,245	$242	$681,312
Adjustment of purchase price allocations	14,021			14,021
Foreign currency translation adjustment			(16)	(16)
Amortization	(11,862)	(3,873)	(32)	(15,767)

Balance as of March 31, 2010	$633,984	$45,372	$194	$679,550

During the first quarter of 2010, we decreased the amount assigned to goodwill in the Travel Channel acquisition by $7.9 million. The adjustment to goodwill was primarily attributed to higher values being assigned to network distribution and advertising relationships offset by lower values assigned to certain acquired programs.

Goodwill for each of our reporting units is tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. As of our last testing date, the fair value of our Lifestyle Media reporting unit substantially exceeded the carrying value. Additionally, a 10 percent decrease in the fair value of our Shopzilla reporting unit would not have impacted the recorded value of goodwill.

Estimated amortization expense of intangible assets for each of the next five years is as follows: $44.7 million for the remainder of 2010, $55.8 million in 2011, $52.1 million in 2012, $46.6 million in 2013, $44.8 million in 2014, $34.6 million in 2015 and $401.0 million in later years.

8.	Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	As of
	March 31, 2010	December 31, 2009

Senior notes	$884,276	$884,239

Fair value of long-term debt*	$879,390	$875,600

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

On December 15, 2009, a majority-owned subsidiary of SNI issued a total of $885 million of senior notes through a private placement (the “Senior Notes”). The Senior Notes mature on January 15, 2015 bearing interest at 3.55%. Beginning on July 15, 2010, interest will be paid on the Senior Notes on January 15th and July 15th of each year. The Senior Notes are guaranteed by SNI. Cox has agreed to indemnify SNI for all payments made in respect of SNI’s guarantee. Substantially all of the proceeds from the issuance of the Senior Notes were distributed to Cox in the Travel Channel transaction.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility (the “Revolving Credit Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. Borrowings under the Revolving Credit Facility are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. There were no outstanding borrowings under the Revolving Credit Facility at March 31, 2010 or December 31, 2009.

The Revolving Credit Facility and Senior Notes agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a minimum leverage ratio. We were in compliance with all debt covenants as of March 31, 2010.

As of March 31, 2010, we had outstanding letters of credit totaling $2.2 million.

9.	Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of
	March 31, 2010	December 31, 2009

Liability for pension and post employment benefits	$41,152	$40,298
Deferred compensation	14,413	13,543
Liability for uncertain tax positions	51,147	42,404
Other	3,481	3,417

Other liabilities (less current portion)	$110,193	$99,662

10.	Redeemable Noncontrolling Interests and Noncontrolling Interest

As of December 31, 2009, a noncontrolling interest held an approximate 6% residual interest in FLN. The noncontrolling interest of FLN had the right to require us to repurchase their interest. In January 2010, we reached agreement with the noncontrolling interest owner to acquire their 6% residual interest in FLN for cash consideration of $14.4 million.

A noncontrolling interest holds a 35% residual interest in the Travel Channel. The noncontrolling interest has the right to require us to repurchase their interest and we have an option to acquire their interest. The noncontrolling interest will receive the fair value for their interest at the time their option is exercised. The put option on the noncontrolling interest in the Travel Channel becomes exercisable in 2014. The call option becomes exercisable in 2015.

A noncontrolling interest holds a 20% residual interest in our international venture with Chello Zone Media. The noncontrolling interest has the right to require us to repurchase their interest and we have an option to acquire their interest. The noncontrolling interest will receive the greater of $3.4 million or fair value for their interest at the time their option is exercised. The put and call options on the noncontrolling interest in the venture become exercisable in 2012.

Our condensed consolidated balance sheets include a redeemable noncontrolling interests balance of $104.6 million at March 31, 2010 and $113.9 million at December 31, 2009.

A noncontrolling interest holds an approximate 31% residual interest in Food Network. The Food Network general partnership agreement is due to expire on December 31, 2012, unless amended or extended prior to that date. In the event of such termination, the assets of the partnership are to be liquidated and distributed to the partners in proportion to their partnership interests.

11.	Stock Based Compensation

We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2009. The Plan provides for long-term performance compensation for key employees. A variety of discretionary awards for employees are authorized under the plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock awards and performance awards.

During the first quarter of 2010, the Company made stock compensation grants, which included 0.5 million stock options and 0.4 million performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $5.5 million for the first quarter of 2010 and $4.9 million for the first quarter of 2009.

Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. The weighted-average assumptions used in the model during 2010 were as follows:

	Three months ended March 31,
	2010	2009
Weighted-average fair value of stock options granted	$13.73	$6.04
Assumptions used to determine fair value:
Dividend yield	0.76%	1.46%
Risk-free rate of return	2.53%	1.9%
Expected life of options (years)	5.0	5.0
Expected volatility	38.24%	34.0%

As of March 31, 2010, $10.1 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 2.1 years. In addition, $20.6 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 1.8 years.

12.	Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

In the fourth quarter of 2009, we amended the SNI Pension Plan and enhanced the benefits employees receive from the Scripps Networks Interactive 401K Savings Plan. In accordance with the provisions of the pension plan amendment, no additional service benefits will be earned by participants in the plan after December 31, 2009. The amount of eligible compensation that is used to calculate a plan participant’s pension benefit will continue to include any compensation earned by the employee through December 31, 2019. After December 31, 2019, all plan participants will have a frozen pension benefit.

Under the provisions of the enhanced Scripps Networks Interactive 401K Savings Plan, the Company began making additional contributions to eligible employees’ 401K accounts effective as of January 1, 2010. The amount contributed to each employee’s account is a percentage of the employee’s total eligible compensation based upon their age and service with the Company as of the first day of each year.

The components of benefit plan expense consisted of the following:

(in thousands)	Three months ended March 31,
	2010	2009
Service cost		$1,309
Interest cost	$761	932
Expected return on plan assets, net of expenses	(610)	(456)
Amortization and deferrals, net		163

Total for defined benefit plans	151	1,948
Supplemental executive retirement plan (“SERP”)	441	1,188
Defined contribution plans	4,174	961

Total	$4,766	$4,097

We contributed $0.1 million to fund current benefit payments for our nonqualified supplemental executive retirement plan (“SERP”) during the first quarter of 2010. We anticipate contributing $2.5 million to fund the SERP’s benefit payments during the remainder of fiscal 2010. While we have met the minimum funding requirements of our SNI Pension Plan, we made discretionary contributions to the plan totaling $3.0 million in the second quarter of 2010.

13.	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

(in thousands)	Three months ended March 31,
	2010	2009
Comprehensive Income (Loss):
Net income	$95,782	$79,899
Other comprehensive income (loss):
Currency translation, net of income tax	447	(1,031)
Pension liability adjustments, net of income tax	23	81

Total comprehensive income	96,252	78,949
Comprehensive income attributable to noncontrolling interest	23,299	19,666

Comprehensive income attributable to SNI	$72,953	$59,283

14.	Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Lifestyle Media includes our national television networks, HGTV, Food Network, Travel Channel, DIY, FLN (soon to be rebranded as the Cooking Channel), and GAC. Lifestyle Media also includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home, and travel related categories such as HGTVPro.com and FrontDoor.com. We own approximately 69% of Food Network and 65% of Travel Channel. Each of our networks is distributed by cable, satellite distributors and telecommunications. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees paid by cable and satellite television systems.

Interactive Services includes our online comparison shopping service, Shopzilla, and its related online comparison shopping brands, BizRate and Beso. Our product comparison shopping services help consumers find products offered for sale on the Web by online retailers. Shopzilla also operates a Web-based consumer feedback network within the BizRate brand that collects millions of consumer reviews of stores and products each year. The Interactive Services businesses earn revenue primarily from referral fees and advertising paid by participating online retailers.

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

Information regarding our business segments is as follows:

(in thousands)	Three months ended March 31,
	2010	2009
Segment operating revenues:
Lifestyle Media	$428,564	$310,685
Interactive Services	37,606	45,132
Corporate	3,250
Intersegment eliminations	(27)	(41)

Total operating revenues	$469,393	$355,776

Segment profit (loss):
Lifestyle Media	$186,199	$146,076
Interactive Services	4,875	6,981
Corporate	(15,920)	(13,834)
Depreciation and amortization of intangible assets	(31,447)	(18,401)
Gains (losses) on disposal of property, plant and equipment	(148)	(71)
Interest expense	(8,481)	(337)
Equity in earnings of affiliates	6,176	2,093
Miscellaneous, net	(597)	360

Income from continuing operations before income taxes	$140,657	$122,867

(in thousands)	As of
	March 31, 2010	December 31, 2009

Assets:
Lifestyle Media	$2,609,975	$2,620,095
Interactive Services	261,846	269,755
Corporate	150,407	73,212

Total assets	$3,022,228	$2,963,062

No single customer provides more than 10% of our total operating revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements and the notes to the condensed consolidated financial statements. You should read this discussion and analysis in conjunction with those financial statements.

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the notes to the condensed consolidated financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

EXECUTIVE OVERVIEW

Scripps Networks Interactive is a leading lifestyle content and Internet search company with respected, high-profile television and interactive brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and useful content that focuses on specifically defined topics of interest.

We manage our operations through two reportable operating segments, Lifestyle Media and Interactive Services. Lifestyle Media includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network (“DIY”), Fine Living Network (“FLN”)—soon to be rebranded as the Cooking Channel—and Great American Country (“GAC”). Lifestyle Media also includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home, and travel related categories such as HGTVPro.com and FrontDoor.com. HGTV, Food Network and Travel Channel are the only television channels in the United States that dedicate their entire programming schedules to the home, food, and travel lifestyle content categories, respectively. All three networks are considered to be fully distributed in the United States via leading cable and direct-to-home television distribution services. Our Lifestyle Media branded Web sites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

In October 2009, we announced plans to rebrand FLN as the Cooking Channel. FLN currently reaches over 57 million households providing the Cooking Channel with the potential for significant reach when the rebranding is complete in the second quarter of 2010. The Cooking Channel will be a 24-hour network that explores the food content genre at a more detailed level, including expert advice and techniques.

Our Interactive Services operating segment includes the online comparison shopping and consumer information service, Shopzilla, and its related online comparison shopping brands, BizRate and Beso. Shopzilla sites collectively rank among the top comparison shopping Web sites in the United States and among the country’s top 10 general retail sites.

Operating revenues in the first quarter of 2010 increased 32 percent to $469 million compared with the first quarter of 2009. Excluding the effects of the Travel Channel acquisition, operating revenues in the first quarter of 2010 were $411 million compared with $356 million for the same period in 2009, a 16 percent increase.

Lifestyle Media revenues were $429 million in the first quarter of 2010 and $311 million for the first quarter of 2009. Excluding the effects of the Travel Channel acquisition, operating revenues increased 20 percent compared with the first quarter of 2009. Positive viewership trends combined with strong pricing in the scatter advertising market and contractual rate increases that were secured in the recent HGTV and Food Network affiliate distribution renewals contributed to the operating revenue growth in 2010 compared with 2009. Food Network’s total-day audience among adults grew 3 percent compared with the same quarter a year ago. Travel Channel closed the first quarter of 2010 with its sixth consecutive quarter of year-over-year audience increases. At HGTV, total-day young adult audience was up 5 percent in the first quarter of 2010 compared with the first quarter of 2009 making it the best quarter in HGTV’s history for that particular audience demographic. For our Lifestyle Media businesses, we remain focused on building larger and younger audiences at our flagship brands.

At Interactive Services, we are competitively repositioning Shopzilla and its related online comparison shopping businesses for long-term growth. Specifically, the company has increased consumer engagement with its Web sites by expanding the comprehensiveness of product search results and developing consumer-friendly page layouts. The company also has been working to increase the value of its Web sites as search-based marketing platforms for online retail merchants. During March 2010, direct leads to our merchant partners reached a three-year high, which is an indication that search results are becoming increasingly more relevant for consumers. The repositioning of Shopzilla and its related businesses has had a near-term impact on Interactive Services operating results.

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

Note 2 to the Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for Programs and Program Licenses, Revenue Recognition, Acquisitions, Goodwill, Finite-Lived Intangible Assets, and Income Taxes to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in those accounting policies.

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments, although the competitive landscape in both segments is affected by multiple media platforms competing for consumers and advertising dollars. In our Lifestyle Media division, we strive to create popular programming that resonates across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate. In the Interactive Services division, we attract and monetize user traffic to our Web sites by providing a consumer-friendly, online shopping experience and providing participating online merchants with a valued marketing alternative.

Consolidated Results of Operations:

(in thousands)	Three months ended March 31,
	2010	2009	Change

Operating revenues	$469,393	$355,776	31.9%
Costs and expenses	(294,239)	(216,553)	35.9%
Depreciation and amortization of intangible assets	(31,447)	(18,401)	70.9%
Gains (losses) on disposal of PP&E	(148)	(71)

Operating income	143,559	120,751	18.9%
Interest expense	(8,481)	(337)
Equity in earnings of affiliates	6,176	2,093
Miscellaneous, net	(597)	360

Income from continuing operations before income taxes	140,657	122,867	14.5%
Provision for income taxes	(44,875)	(41,401)	8.4%

Income from continuing operations, net of tax	95,782	81,466	17.6%
Income (loss) from discontinued operations, net of tax		(1,567)

Net income	95,782	79,899	19.9%
Less: net income attributable to noncontrolling interests	(23,324)	(19,771)	18.0%

Net income attributable to SNI	$72,458	$60,128	20.5%

We completed the sale of our uSwitch business in the fourth quarter of 2009. Accordingly, the operating results of our uSwitch business are presented as discontinued operations within our condensed consolidated results of operations. The results of our uSwitch business also have been excluded from Interactive Services’ segment results for all periods presented.

On December 15, 2009, we acquired a 65% controlling interest in the Travel Channel. Accordingly, our consolidated results of operations and our Lifestyle Media segment results in 2010 include the operating results of the Travel Channel business.

Continuing Operations – The increase in operating revenues for the first quarter of 2010 compared with the prior-year period was due to our December 2009 acquisition of the Travel Channel and double-digit growth in advertising sales and affiliate fee revenue from our other national television networks. The increase in advertising sales at Lifestyle Media was primarily the result of solid audience growth at HGTV and Food Network and strong pricing and sales in the scatter advertising market. The increase in affiliate fee revenues reflects the contractual rate increases achieved at HGTV and Food Network as well as subscriber growth at all of our networks.

Costs and expenses increased 36% in the first quarter of 2010 compared with the same quarter in 2009. The increase in consolidated expenses is attributable to the addition of the Travel Channel, $15.5 million of costs incurred related to the integration of the Travel Channel business into SNI, $11.0 million of marketing and legal expenses incurred to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV, and the restoration of marketing budgets to support brand-building initiatives at all of the company’s television networks. Marketing expenses were significantly held back in 2009 in response to the economic recession and its anticipated negative effect on advertising sales.

Depreciation and amortization increased primarily as a result of the acquisition of Travel Channel. We expect depreciation and amortization will be approximately $135 million to $145 million for the full-year of 2010.

In December of 2009, a majority-owned subsidiary of SNI issued $885 million of 3.55% Senior Notes in conjunction with our acquisition of the Travel Channel. The interest costs incurred on these notes contributed to the increase in interest expense in the first quarter of 2010 compared with the first quarter of 2009. We expect interest expense will be $33 million to $35 million for the full-year of 2010.

Our effective tax rate was 31.9% in the first quarter of 2010 and 33.7% in the first quarter of 2009. Our effective tax rate in 2010 is favorably impacted by the phasing in of a higher Section 199 deduction for domestic production activities. The deduction for qualifying activities is 9% in 2010 compared with 6% in 2009.

Our effective income tax rate also is affected by the operating results of Food Network and Travel Channel. Both of these businesses are operated as partnerships, in which we own 69% and 65% residual interests, respectively. Income taxes on partnership income accrue to the individual partners. While the income before income tax reported in our financial statements includes all of the income (loss) before tax of the partnership, our income tax provision does not include income taxes on the portion of Food Network and Travel Channel income (loss) that is attributable to the noncontrolling interest.

We anticipate that our effective tax rate will be 31 to 33 percent for the full-year of 2010.

Business Segment Results – As discussed in Note 14–Segment Information to the condensed consolidated financial statements, our chief operating decision maker evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

(in thousands)	Three months ended March 31,
	2010	2009	Change
Segment operating revenues:
Lifestyle Media	$428,564	$310,685	37.9%
Interactive Services	37,606	45,132	(16.7)%
Corporate	3,250
Intersegment eliminations	(27)	(41)	(34.1)%

Total operating revenues	$469,393	$355,776	31.9%

Segment profit (loss):
Lifestyle Media	$186,199	$146,076	27.5%
Interactive Services	4,875	6,981	(30.2)%
Corporate	(15,920)	(13,834)	15.1%

Total segment profit	175,154	139,223	25.8%
Depreciation and amortization of intangible assets	(31,447)	(18,401)	70.9%
Gains (losses) on disposal of PP&E	(148)	(71)
Interest expense	(8,481)	(337)
Equity in earnings of affiliates	6,176	2,093
Miscellaneous, net	(597)	360

Income from continuing operations before income taxes	$140,657	$122,867	14.5%

Corporate includes the operating results of the venture we formed with Chello Zone Media in the fourth quarter of 2009, operating results from the international licensing of our national networks’ programming, and the costs associated with our international expansion initiatives. The venture with Chello Zone Media, of which we own 80%, was formed to launch new lifestyle-oriented channels in Europe, the Middle East and Africa.

Our continued investment in the Company’s international expansion initiatives increased the first quarter 2010 segment loss at corporate by $1.8 million. International operating losses are expected to be $11 million to $16 million for the full-year of 2010.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America was as follows:

(in thousands)	Three months ended March 31,
	2010	2009
Operating income	$143,559	$120,751
Depreciation and amortization of intangible assets:
Lifestyle Media	22,615	8,569
Interactive Services	8,394	9,714
Corporate	438	118
Losses (gains) on disposal of PP&E:
Lifestyle Media	121	55
Interactive Services	27	16

Total segment profit	$175,154	$139,223

Lifestyle Media – Lifestyle Media includes six national television networks, Internet businesses and other electronic services. We own approximately 69% of Food Network and 65% of Travel Channel.

Our Lifestyle Media division earns revenue primarily from the sale of advertising time on our national networks, affiliate fees paid by cable and satellite television operators that carry our network programming, the licensing of its content to third parties, the licensing of its brands for consumer products such as books and kitchenware, and from the sale of advertising on our Lifestyle Media affiliated Web sites. Employee costs and programming costs are Lifestyle Media’s primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Lifestyle Media were as follows:

(in thousands)	Three months ended March 31,
	2010	2009	Change
Segment operating revenues:
Advertising	$287,269	$224,575	27.9%
Network affiliate fees, net	135,903	79,075	71.9%
Other	5,392	7,035	(23.4)%

Total segment operating revenues	428,564	310,685	37.9%

Segment costs and expenses:
Employee compensation and benefits	52,864	44,917	17.7%
Programs and program licenses	89,497	71,179	25.7%
Other segment costs and expenses	100,004	48,513

Total segment costs and expenses	242,365	164,609	47.2%

Segment profit	$186,199	$146,076	27.5%

Supplemental Information:

Billed network affiliate fees	$142,152	$87,902

Program payments	86,965	63,868

Depreciation and amortization	22,615	8,569

Capital expenditures	10,962	10,299

We saw positive audience trends at our networks during the first quarter of 2010. Food Network’s total-day audience for adults grew 3 percent compared with the same quarter a year ago. Food Network’s viewership continues to benefit from successful programming including popular shows like Chopped and Diners, Drive-ins and Dives. At HGTV, the total-day young adult audience was up 5 percent in the first quarter of 2010 compared with the first quarter of 2009 making it the best quarter in HGTV’s history for that particular audience demographic. Travel Channel closed the first quarter of 2010 with its sixth consecutive quarter of year-over-year ratings increases.

Positive audience trends and the strong scatter advertising market in 2010 resulted in double-digit advertising growth in the first quarter of 2010 compared with the first quarter of 2009, which was negatively affected by the economic recession. Excluding the effects of the Travel Channel acquisition, advertising revenue increased 14% in the first quarter of 2010 compared with the first quarter of 2009.

Distribution agreements with cable and satellite television systems require that the distributor pay SNI affiliate fees over the terms of the agreements in exchange for our programming. Excluding the effects of the Travel Channel acquisition, network affiliate fees increased 40% in the first quarter of 2010 compared with 2009. The increase in network affiliate fees was primarily attributed to contractual rate increases for HGTV and Food Network. Subscriber growth at all of our networks also contributed to the increases in network affiliate fees. Total affiliate fee revenue is expected to be $530 million to $540 million for the full year of 2010. Travel Channel represents about $100 million of the total affiliate fee revenue.

Lifestyle Media’s online revenues in the first quarter of 2010 were $18.0 million compared with $15.7 million in 2009. Increases in online revenues were attributed to the improving advertising marketplace following the effects of the economic recession and related softness in online advertising demand during the first quarter of 2009.

The increase in program and program license amortization in 2010 compared with 2009 reflects the investment in the improved quality and variety of programming at our networks in recent periods. The acquisition of the Travel Channel accounted for more than half of the increase in program expenses over the prior year. We expect full-year programming expenses in 2010 will be $380 million to $400 million. Travel Channel is expected to account for about $50 million of programming expenses for the year.

A portion of the increase in other costs and expenses in the first quarter of 2010 compared with the first quarter of 2009 is due to the addition of Travel Channel operating results and costs incurred related to the integration of the Travel Channel business into SNI. Additionally, $11.0 million of marketing and legal expenses incurred to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV and the restoration of marketing budgets to support brand-building initiatives at all of the company’s television networks also contributed to the increase in year-over-year other costs and expenses at Lifestyle Media.

Including all integration costs related to the Travel Channel and the marketing and legal expenses incurred to support the company’s affiliate renewal negotiations, Lifestyle Media’s non-programming expenses for the full year of 2010 are expected to be $545 million to $560 million.

Supplemental financial information for Lifestyle Media is as follows:

(in thousands)	Three months ended March 31,
	2010	2009	Change
Operating revenues by brand:
HGTV	$161,617	$143,863	12.3%
Food Network	151,932	116,256	30.7%
Travel Channel	56,896
DIY	18,648	15,328	21.7%
FLN	13,784	11,711	17.7%
GAC	6,406	6,083	5.3%
Digital Businesses	18,043	15,661	15.2%
Other / intrasegment eliminations	1,238	1,783	(30.6)%

Total segment operating revenue	$428,564	$310,685	37.9%

Homes reached in March (1):
HGTV	99,000	98,000	1.0%
Food Network	99,700	98,300	1.4%
Travel Channel	95,700	94,000	1.8%
DIY	53,400	50,700	5.3%
FLN	57,000	55,300	3.1%
GAC	58,500	56,000	4.5%

(1)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index.

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

Our Interactive Services businesses earn revenue primarily from referral fees and advertising paid by participating online retailers.

Financial information for Interactive Services is as follows:

(in thousands)	Three months ended March 31,		Change
	2010	2009

Segment operating revenues	$37,606	$45,132	(16.7)%

Segment costs and expenses:
Employee compensation and benefits	9,879	10,715	(7.8)%
Marketing and advertising	19,118	23,590	(19.0)%
Other segment costs and expenses	3,734	3,846	(2.9)%

Total segment costs and expenses	32,731	38,151	(14.2)%

Segment profit	$4,875	$6,981	(30.2)%

Supplemental Information:

Depreciation and amortization	$8,394	$9,714

Capital expenditures	5,153	4,105

With the goal of engaging consumers more deeply in the online comparison shopping experience on our Web sites, we have increased the comprehensiveness of product search results and introduced consumer friendly page designs and functionality. Simultaneously, we have been working to increase the value of our consumer shopping services as search-based marketing platforms for retail merchants. While the improvements provide a better user experience for consumers and offer participating merchants a wider array of marketing solutions, the effect on short-term operating results has been lower overall revenues. Although revenues per redirect are lower, redirects per user session were up 11 percent in March, reaching a three-year high. The growth in redirects per session is a positive indication that we are successfully engaging consumers more deeply in product search on our Web sites.

The decrease in segment costs and expenses in 2010 compared with 2009 also reflects our continued efforts to align costs with current business conditions.

We expect Interactive Services segment profit to be $33 to $35 million for the full year of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 70% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

(in thousands)	Three months ended March 31,
	2010	2009
Net cash provided by continuing operating activities	$159,052	$165,476
Net cash used in discontinued operations		(3,500)
Dividends paid, including to noncontrolling interest	(68,020)	(65,020)
Employee stock option proceeds	8,817	2,695
Other, net	(1,324)	(2,596)

Cash flow amounts available for acquisitions, investments, and debt repayment	$98,525	$97,055

Sources and uses of available cash flow:
Business acquisitions and net investment activity	(15,622)	(1,019)
Capital expenditures	(16,312)	(17,365)
Payments on long-term debt		(80,000)

Increase (decrease) in cash and cash equivalents	$66,591	$(1,329)

Our cash flow has historically been used primarily to fund acquisitions and investments, develop new businesses, and repay debt. We expect cash flow from operating activities in 2010 will provide sufficient liquidity to continue the development of our brands and to fund the capital expenditures necessary to support our businesses.

In December 2009, we acquired a 65% controlling interest in Travel Channel through a transaction structured as a leveraged joint venture between SNI and Cox TMI, Inc., a wholly owned subsidiary of Cox Communications, Inc. (“Cox”). Pursuant to the terms of the transaction, Cox contributed the Travel Channel business, valued at $975 million, and SNI contributed $181 million in cash to the joint venture. The joint venture also issued $885 million aggregate principal amount of 3.55% Senior Notes due 2015 at a price equal to 99.914% of the principal amount. The Notes were guaranteed by SNI. Cox has agreed to indemnify SNI for all payments made in respect of SNI’s guarantee. Net proceeds from the issuance of the Notes totaling $877.5 million were distributed to Cox in the Travel Channel transaction.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. There were no outstanding borrowings under the Revolving Credit Facility at March 31, 2010.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s noncontrolling interest were $55.6 million in the first quarter of 2010 and $52.7 million for the same period of 2009. We expect the cash distributions to the noncontrolling interest will approximate $50.0 million for the balance of 2010.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs. We are subject to interest-rate risk associated with our credit facility because borrowings are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of our financing needs. A majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel. A 100 basis point increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $38.9 million and $41.0 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands, except share data)	As of March 31, 2010		As of December 31, 2009
	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,276	$879,390	$884,239	$875,600

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Canadian dollar, the British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at March 31, 2010.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting at December 31, 2009 did not include an assessment of certain elements of internal controls over financial reporting of the Travel Channel acquired on December 15, 2009, which are included in the consolidated financial statements of the Company for the year ended December 31, 2009 and included in the condensed consolidated financial statements of the Company for the period ended March 31, 2010. In accordance with the Sarbanes Oxley rules and regulations, which allow for a one-year integration period, the Company is including the Travel Channel in its testing program of internal controls in 2010.

SCRIPPS NETWORKS INTERACTIVE, INC.

Index to Exhibits

Exhibit No.	Item

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

E-1