Form 10-Q
period 2010-06-30
Scripps Networks Interactive, Inc.
filed 2010-08-09
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2010 there were 130,074,520 of the Registrant’s Class A Common shares outstanding and 36,218,226 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: August 9, 2010	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Administrative Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

6

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$331,011	$254,370
Accounts and notes receivable (less allowances: 2010 - $4,201; 2009 - $5,587)	472,370	430,410
Programs and program licenses	279,230	271,773
Other current assets	49,543	25,716

Total current assets	1,132,154	982,269
Investments	51,092	46,395
Property, plant and equipment, net	234,017	239,644
Goodwill	666,502	670,494
Other intangible assets, net	663,433	681,312
Programs and program licenses (less current portion)	253,608	255,839
Unamortized network distribution incentives	99,313	71,266
Other non-current assets	16,395	15,843

Total Assets	$3,116,514	$2,963,062

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,121	$27,538
Program rights payable	35,662	20,350
Customer deposits and unearned revenue	19,158	16,865
Employee compensation and benefits	38,141	43,377
Accrued marketing and advertising costs	15,786	13,477
Other accrued liabilities	109,319	89,101

Total current liabilities	236,187	210,708
Deferred income taxes	86,827	119,515
Long-term debt	884,320	884,239
Other liabilities (less current portion)	117,117	99,662

Total liabilities	1,324,451	1,314,124

Redeemable noncontrolling interests	117,027	113,886

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2010 - 130,075,110 shares; 2009 - 129,443,195 shares	1,301	1,295
Voting - authorized: 60,000,000 shares; issued and outstanding: 2010 - 36,218,226 shares; 2009 - 36,338,226 shares	362	363

Total	1,663	1,658
Additional paid-in capital	1,296,190	1,271,209
Retained earnings	245,458	113,853
Accumulated other comprehensive income (loss)	(3,893)	(3,004)

Total SNI shareholders’ equity	1,539,418	1,383,716
Noncontrolling interest	135,618	151,336

Total equity	1,675,036	1,535,052

Total Liabilities and Equity	$3,116,514	$2,963,062

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Operating Revenues:
Advertising	$334,418	$263,042	$623,581	$488,417
Network affiliate fees, net	139,299	80,044	276,098	159,119
Referral fees	34,519	38,794	70,474	83,145
Other	7,805	9,392	15,281	16,367

Total operating revenues	516,041	391,272	985,434	747,048

Costs and Expenses:
Employee compensation and benefits	74,364	61,561	145,654	123,699
Programs and program licenses	103,499	78,097	193,407	149,276
Marketing and advertising	42,553	35,231	98,975	69,835
Other costs and expenses	67,734	50,240	144,353	98,872

Total costs and expenses	288,150	225,129	582,389	441,682

Depreciation, Amortization, and Losses:
Depreciation	17,052	14,185	32,732	27,297
Amortization of intangible assets	16,115	5,318	31,882	10,607
Losses (gains) on disposal of property, plant and equipment	1,172	(2)	1,320	69

Total depreciation, amortization, and losses (gains)	34,339	19,501	65,934	37,973

Operating income	193,552	146,642	337,111	267,393
Interest expense	(9,291)	(399)	(17,772)	(736)
Equity in earnings of affiliates	8,366	5,868	14,542	7,961
Miscellaneous, net	(248)	240	(845)	600

Income from continuing operations before income taxes	192,379	152,351	333,036	275,218
Provision for income taxes	60,703	47,504	105,578	88,905

Income from continuing operations, net of tax	131,676	104,847	227,458	186,313
Income (loss) from discontinued operations, net of tax	10,029	(994)	10,029	(2,561)

Net income	141,705	103,853	237,487	183,752
Less: net income attributable to noncontrolling interests	35,497	24,329	58,821	44,100

Net income attributable to SNI	$106,208	$79,524	$178,666	$139,652

Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$.58	$.49	$1.01	$.87
Income (loss) from discontinued operations attributable to SNI common shareholders	.06	(.01)	.06	(.02)

Net income attributable to SNI common shareholders	$.64	$.49	$1.07	$.85

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$.57	$.49	$1.01	$.87
Income (loss) from discontinued operations attributable to SNI common shareholders	.06	(.01)	.06	(.02)

Net income attributable to SNI common shareholders	$.63	$.48	$1.07	$.85

Amounts attributable to SNI:
Income from continuing operations	$96,179	$80,518	$168,637	$142,213
Income (loss) from discontinued operations	10,029	(994)	10,029	(2,561)

Net income attributable to SNI	$106,208	$79,524	$178,666	$139,652

See notes to condensed consolidated financial statements.

Net income per share amounts may not foot since each is calculated independently.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

	Six months ended June 30,
(in thousands)	2010	2009

Cash Flows from Operating Activities:
Net income	$237,487	$183,752
Loss (income) from discontinued operations	(10,029)	2,561

Income from continuing operations, net of tax	227,458	186,313
Depreciation and intangible assets amortization	64,614	37,904
Amortization of network distribution costs	15,169	19,134
Programs and program licenses costs	193,407	149,276
Equity in earnings of affiliates	(14,542)	(7,961)
Program payments	(183,568)	(138,231)
Capitalized network distribution incentives	(5,737)	(3,676)
Dividends received from equity investments	9,470	9,909
Deferred income taxes	(31,793)	11,692
Stock and deferred compensation plans	11,293	10,352
Changes in certain working capital accounts:
Accounts receivable	(42,313)	19,873
Other assets	(5,612)	62
Accounts payable	(8,534)	(3,645)
Accrued employee compensation and benefits	(5,010)	(5,872)
Accrued income taxes	(22,872)	(13,857)
Other liabilities	2,379	(32,311)
Other, net	13,440	8,949

Net cash provided by (used in) continuing operating activities	217,249	247,911
Net cash provided by (used in) discontinued operating activities		(2,520)

Net operating activities	217,249	245,391

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(33,837)	(40,411)
Increase in short-term investments		(38,697)
Purchase of subsidiary companies and noncontrolling interests	(14,400)
Other, net	(1,214)	(1,933)

Net cash provided by (used in) continuing investing activities	(49,451)	(81,041)
Net cash provided by (used in) discontinued investing activities		(677)

Net investing activities	(49,451)	(81,718)

Cash Flows from Financing Activities:
Payments on long-term debt		(80,000)
Dividends paid	(24,976)	(24,621)
Dividends paid to noncontrolling interest	(79,853)	(69,811)
Proceeds from stock options	18,034	13,300
Other, net	(5,064)	(2,758)

Net financing activities from continuing operations	(91,859)	(163,890)

Effect of exchange rate changes on cash and cash equivalents	702	(35)

Increase (decrease) in cash and cash equivalents	76,641	(252)

Cash and cash equivalents:
Beginning of year	254,370	9,970

End of period	$331,011	$9,718

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$664	$543
Income taxes paid	139,936	85,681

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED

OTHER COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS’ EQUITY (UNAUDITED)

	SNI Shareholders						Redeemable Noncontrolling Interests (Temporary Equity)
(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance as of December 31, 2008	$1,638	$1,219,930	$(120,774)	$31,487	$146,733	$1,279,014	$9,400
Net income (loss)			139,652		45,188	184,840	(1,088)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of ($548)				4,353	53	4,406
Pension liability adjustment, net of tax of $392				291		291

Other comprehensive income (loss)						4,697

Total comprehensive income (loss)						189,537	(1,088)

Redeemable noncontrolling interests fair value adjustments		(1,088)				(1,088)	1,088
Dividend paid to noncontrolling interest					(69,811)	(69,811)
Dividends: declared and paid - $.15 per share			(24,621)			(24,621)
Convert 170,000 Voting Shares to Class A Common Shares
Compensation plans, net: 1,483,054 shares issued; 52,115 shares repurchased	14	21,768				21,782
Tax benefits of compensation plans		(1,097)				(1,097)

Balance as of June 30, 2009	$1,652	$1,239,513	$(5,743)	$36,131	$122,163	$1,393,716	$9,400

Balance as of December 31, 2009	$1,658	$1,271,209	$113,853	$(3,004)	$151,336	$1,535,052	$113,886
Net income (loss)			178,666		64,183	242,849	(5,362)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of $249				(762)	(48)	(810)	(139)
Pension liability adjustment, net of tax of ($81)				(127)		(127)

Other comprehensive income (loss)						(937)	(139)

Total comprehensive income (loss)						241,912	(5,501)

Additions to noncontrolling interest							957
Redeem noncontrolling interest in FLN							(14,400)
Redeemable noncontrolling interests fair value adjustments			(22,085)			(22,085)	22,085
Dividends paid to noncontrolling interest					(79,853)	(79,853)
Dividends: declared and paid - $.15 per share			(24,976)			(24,976)
Convert 120,000 Voting Shares to Class A Common Shares
Compensation plans, net: 730,766 shares issued; 213,203 shares repurchased; 5,648 shares forfeited	5	20,627				20,632
Tax benefits of compensation plans		4,354				4,354

Balance as of June 30, 2010	$1,663	$1,296,190	$245,458	$(3,893)	$135,618	$1,675,036	$117,027

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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Weighted-average shares outstanding:
Basic	166,683	163,954	166,372	163,737
Share options	1,119	442	1,074	422

Diluted weighted-average shares outstanding	167,802	164,396	167,446	164,159

Anti-dilutive share awards	2,916	6,867	3,115	8,761

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

In January 2010, an update was issued to the Fair Value Measurements Disclosures Topic, ASC 820, which requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for us on January 1, 2010 and the update did not have a material impact on the disclosures to our condensed consolidated financial statements.

4. Other Charges and Credits

Operating results in the second quarter of 2010 include $8.6 million of transition costs following our acquisition of a controlling interest in the Travel Channel in December of 2009. Net income attributable to SNI for the second quarter of 2010 was reduced $3.4 million.

For the year-to-date period of 2010, these Travel Channel transition costs were $24.1 million. Year-to-date operating results in 2010 also include $11.0 million of marketing and legal expenses incurred to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV. These items reduced year-to-date net income attributable to SNI $15.5 million.

5. Discontinued Operations

During the second quarter of 2009, the board of directors authorized management to pursue the sale of our uSwitch business, which culminated in the sale of the operations of uSwitch during the fourth quarter 2009 for approximately $10.3 million in cash. The uSwitch business’ assets, liabilities and results of operations have been retrospectively presented as discontinued operations within our consolidated financial statements for all periods presented. The results of our uSwitch business have also been excluded from Interactive Services’ segment results for all periods presented.

Operating results of our discontinued operations were as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2010		2009	2010		2009

Operating revenues	$		$4,545	$		$9,986

Income (loss) from discontinued operations, before tax		$714	$(1,037)		$714	$(3,592)
Income tax (benefit)		(9,315)	(43)		(9,315)	(1,031)

Income (loss) from discontinued operations, net of tax		$10,029	$(994)		$10,029	$(2,561)

The income tax benefit recorded during the second quarter of 2010 reflects a reduction in the valuation allowance on the deferred tax asset resulting from the uSwitch sale in December of 2009. The reduction in the valuation allowance is attributed to the utilization of the uSwitch capital loss against capital gains that were generated in periods prior to the Company’s separation from The E. W. Scripps Company (“E. W. Scripps”). In accordance with the tax allocation agreement with E. W. Scripps, we were notified in the second quarter that these capital gains were available for use by SNI. The income tax benefit increased income from discontinued operations $9.3 million.

6. Travel Channel Acquisition

On December 15, 2009 we acquired a 65 percent controlling interest in the Travel Channel (the “Travel Channel Acquisition”). The transaction was structured as a leveraged joint venture between SNI and Cox TMI, Inc., a wholly owned subsidiary of Cox Communications, Inc. (“Cox”). Pursuant to the terms of the transaction, Cox contributed the Travel Channel, valued at $975 million, and SNI contributed $181 million in cash to a newly created partnership. The partnership also completed a private placement of $885 million aggregate principal amount of notes (“Senior Notes”) that were guaranteed by SNI. Cox has agreed to indemnify SNI for all payments made in respect of SNI’s guarantee. (See Note 9—Long-Term Debt for additional details). Proceeds from the issuance of the Senior Notes totaling $877.5 million were distributed to Cox. In connection with the transaction, SNI received a 65% controlling interest in Travel Channel and Cox retained a 35% noncontrolling interest in the business. This transaction provides a unique opportunity to meaningfully expand SNI’s portfolio into a lifestyle category that’s highly desirable to media consumers, advertisers and programming distributors.

The following table summarizes the preliminary allocation amounts for the Travel Channel assets contributed and liabilities assumed at the closing date, as well as the fair value of the noncontrolling interest at the closing date.

(in thousands)	Travel Channel

Accounts receivable	$53,135
Other current assets	438
Programs and program licenses	75,250
Property, plant and equipment	12,151
Amortizable intangible assets	612,278
Other assets	117
Current liabilities	(18,465)
Other long-term obligations	(2,193)

Total identifiable net assets	732,711
Goodwill	242,289

Fair value of Travel Channel net assets	975,000
Noncontrolling interest	(97,500)

Total consideration distributed to Cox	$877,500

The goodwill of $242.3 million arising from the Travel Channel Acquisition consists largely of the synergies and economies of scale expected from operating the Travel Channel as part of SNI. All of the goodwill was assigned to SNI’s Lifestyle Media segment. Although the Travel Channel Acquisition did not result in a step up of the tax basis of Travel Channel’s assets, through special partnership allocations, we will receive tax deductions generally equivalent in amount to the deductions that would have resulted from a step up in tax basis.

We determine deferred taxes with regard to investments in partnerships based on the difference between the outside tax basis and the investment account balance. At the time of this transaction there was no outside basis difference and, therefore, no corresponding deferred tax asset or liability was recognized as an adjustment to the aggregate fair value of the Travel Channel net assets.

Pro forma results of operations, assuming the Travel Channel Acquisition had taken place at the beginning of 2009, are included in the following table. The pro forma results include adjustments for interest expense that would have been incurred to finance the acquisition and reflect purchase accounting adjustments for additional amortization expense on acquired intangible assets. The pro forma results exclude the $22.3 million of financing and other transaction related costs that were expensed in conjunction with the transaction. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of 2009.

(in thousands, except per share data)	Six months ended June 30, 2009

Operating revenues	$854,540
Income from continuing operations attributable to SNI	136,643

Earnings per SNI common shareholder:
Basic	$.83
Diluted	.83

7. Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories which are described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth account balances that are measured at fair value on a recurring basis at June 30, 2010:

(in thousands)	Total	Level 1	Level 2	Level 3

Temporary equity:
Redeemable noncontrolling interests	$117,027	$	$	$117,027

The following table sets forth account balances that are measured at fair value on a recurring basis at December 31, 2009:

(in thousands)	Total	Level 1	Level 2	Level 3

Temporary equity:
Redeemable noncontrolling interests	$113,886	$	$	$113,886

The fair values of our redeemable noncontrolling interests are estimated by applying comparable market multiples to the respective businesses’ current forecasted results. The market multiples utilized in our 2010 estimates consider the implied market values that existed at the time of the Travel Channel Acquisition and the formation of the international venture with Chello Zone Media. (Refer to Note 11—Redeemable Noncontrolling Interests and Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

	Redeemable Noncontrolling Interests
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Beginning period balance	$104,596	$9,400	$113,886	$9,400
Redemption of noncontrolling interest			(14,400)
Additions to noncontrolling interest	957		957
Net loss	(1,418)	(730)	(5,362)	(1,088)
Noncontrolling interest’s share of foreign currency translation	(21)		(139)
Fair value adjustment	12,913	730	22,085	1,088

Balance as of June 30, 2010	$117,027	$9,400	$117,027	$9,400

The net loss amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our condensed statements of operations.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of
(in thousands)	June 30, 2010	December 31, 2009

Goodwill	$666,502	$670,494

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	514,936	504,847
Customer lists	197,917	194,003
Copyrights and other trade names	78,167	78,167
Other	20,436	20,478

Total carrying amount	811,456	797,495

Accumulated amortization:
Acquired network distribution	(30,420)	(17,155)
Customer lists	(86,022)	(71,472)
Copyrights and other trade names	(14,430)	(11,491)
Other	(17,151)	(16,065)

Total accumulated amortization	(148,023)	(116,183)

Total other intangible assets, net	663,433	681,312

Total goodwill and other intangible assets, net	$1,329,935	$1,351,806

Goodwill and activity related to amortizable intangible assets by business segment were as follows:

(in thousands)	Lifestyle Media	Interactive Services	Corporate	Total

Goodwill:
Balance as of December 31, 2009	$514,476	$156,018		$670,494
Adjustment of purchase price allocations	(3,992)			(3,992)

Balance as of June 30, 2010	$510,484	$156,018		$666,502

Amortizable intangible assets:
Balance as of December 31, 2009	$631,825	$49,245	$242	$681,312
Adjustment of purchase price allocations	14,021			14,021
Foreign currency translation adjustment			(18)	(18)
Amortization	(24,492)	(7,340)	(50)	(31,882)

Balance as of June 30, 2010	$621,354	$41,905	$174	$663,433

During the first six months of 2010, we decreased the amount assigned to goodwill in the Travel Channel Acquisition by $4.0 million. The adjustment to goodwill was primarily attributed to higher values being assigned to network distribution and advertising relationships offset by lower values assigned to certain acquired programs and fixed assets.

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

Estimated amortization expense of intangible assets for each of the next five years is as follows: $30.3 million for the remainder of 2010, $55.8 million in 2011, $52.1 million in 2012, $46.6 million in 2013, $44.8 million in 2014, $34.6 million in 2015 and $399.2 million in later years.

9. Long-Term Debt

Long-term debt consisted of the following:

	As of
(in thousands)	June 30, 2010	December 31, 2009

Senior notes	$884,320	$884,239

Fair value of long-term debt*	$906,612	$875,600

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

On December 15, 2009, a majority-owned subsidiary of SNI issued a total of $885 million of aggregate principal amount Senior Notes through a private placement. The Senior Notes mature on January 15, 2015 bearing interest at 3.55%. Beginning on July 15, 2010, interest will be paid on the Senior Notes on January 15th and July 15th of each year. The Senior Notes are guaranteed by SNI. Cox has agreed to indemnify SNI for all payments made in respect of SNI’s guarantee. Substantially all of the proceeds from the issuance of the Senior Notes were distributed to Cox in connection with the Travel Channel Acquisition.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility (the “Revolving Credit Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. Borrowings under the Revolving Credit Facility are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. There were no outstanding borrowings under the Revolving Credit Facility at June 30, 2010 or December 31, 2009.

The Revolving Credit Facility and Senior Notes agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a minimum leverage ratio. We were in compliance with all debt covenants as of June 30, 2010.

As of June 30, 2010, we had outstanding letters of credit totaling $2.2 million.

10. Other Liabilities

Other liabilities consisted of the following:

	As of
(in thousands)	June 30, 2010	December 31, 2009

Liability for pension and post employment benefits	$37,971	$40,298
Deferred compensation	13,869	13,543
Liability for uncertain tax positions	56,309	42,404
Other	8,968	3,417

Other liabilities (less current portion)	$117,117	$99,662

11. Redeemable Noncontrolling Interests and Noncontrolling Interest

As of December 31, 2009, a noncontrolling interest held an approximate 6% residual interest in our Fine Living Network (“FLN”). The noncontrolling interest of FLN had the right to require us to repurchase their interest. In January 2010, we reached agreement with the noncontrolling interest owner to acquire their 6% residual interest in FLN for cash consideration of $14.4 million.

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

Our condensed consolidated balance sheets include a redeemable noncontrolling interests balance of $117.0 million at June 30, 2010 and $113.9 million at December 31, 2009.

A noncontrolling interest holds an approximate 31% residual interest in Food Network. The Food Network general partnership agreement is due to expire on December 31, 2012, unless amended or extended prior to that date. In the event of such termination, the assets of the partnership are to be liquidated and distributed to the partners in proportion to their partnership interests.

12. Stock Based Compensation

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

For the year-to-date period of 2010, the Company granted 0.6 million stock options and 0.5 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $5.5 million for the second quarter of 2010 and $4.5 million for the second quarter of 2009. Year-to-date share based compensation costs totaled $11.0 million in 2010 and $9.5 million in 2009.

Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. The weighted-average assumptions used in the model during 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average fair value of stock options granted	$14.99	$6.47	$13.87	$6.09
Assumptions used to determine fair value:
Dividend yield	0.69%	1.46%	0.75%	1.46%
Risk-free rate of return	2.43%	1.9%	2.52%	1.9%
Expected life of options (years)	4.6	5.0	5.0	5.0
Expected volatility	38.72%	34.0%	38.29%	34.0%

As of June 30, 2010, $9.1 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 2.0 years. In addition, $19.8 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 1.9 years.

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

The components of benefit plan expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
( in thousands)	2010	2009	2010	2009

Service cost		$1,309		$2,618
Interest cost	$777	932	$1,538	1,864
Expected return on plan assets, net of expenses	(610)	(426)	(1,220)	(882)
Amortization and deferrals, net		163		326

Total for defined benefit plans	167	1,978	318	3,926
Supplemental executive retirement plan (“SERP”)	447	1,187	888	2,375
Defined contribution plans	2,613	916	6,787	1,877

Total	$3,227	$4,081	$7,993	$8,178

We contributed $0.3 million to fund current benefit payments for our nonqualified supplemental executive retirement plan (“SERP”) during the first half of 2010. We anticipate contributing $2.3 million to fund the SERP’s benefit payments during the remainder of fiscal 2010. While we have met the minimum funding requirements of our SNI Pension Plan, we made discretionary contributions to the plan totaling $3.0 million in the second quarter of 2010.

14. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2010	2009	2010	2009
Comprehensive Income (Loss):
Net income	$141,705	$103,853	$237,487	$183,752
Other comprehensive income (loss):
Currency translation, net of income tax	(1,396)	5,437	(949)	4,406
Pension liability adjustments, net of income tax	(150)	210	(127)	291

Total comprehensive income	140,159	109,500	236,411	188,449
Comprehensive income attributable to noncontrolling interest	35,335	24,487	58,634	44,153

Comprehensive income attributable to SNI	$104,824	$85,013	$177,777	$144,296

15. Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Lifestyle Media includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and GAC. Lifestyle Media also includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home, and travel related categories such as HGTVPro.com and FrontDoor.com. We own approximately 69% of Food Network and 65% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees paid by cable and satellite television systems.

Interactive Services includes our online comparison shopping service, Shopzilla, and its related online comparison shopping brands, BizRate and Beso. Our product comparison shopping services help consumers find products offered for sale on the Web by online retailers. Shopzilla also operates a Web-based consumer feedback network within the BizRate brand that collects consumer reviews of stores and products. The Interactive Services businesses earn revenue primarily from referral fees and advertising paid by participating online retailers.

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

Information regarding our business segments is as follows:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2010	2009	2010	2009
Segment operating revenues:
Lifestyle Media	$475,193	$350,531	$903,757	$661,216
Interactive Services	37,311	40,770	74,917	85,902
Corporate	3,556		6,806
Intersegment eliminations	(19)	(29)	(46)	(70)

Total operating revenues	$516,041	$391,272	$985,434	$747,048

Segment profit (loss):
Lifestyle Media	$237,003	$172,365	$423,202	$318,441
Interactive Services	5,967	7,318	10,842	14,299
Corporate	(15,079)	(13,540)	(30,999)	(27,374)
Depreciation and amortization of intangible assets	(33,167)	(19,503)	(64,614)	(37,904)
Gains (losses) on disposal of property, plant and equipment	(1,172)	2	(1,320)	(69)
Interest expense	(9,291)	(399)	(17,772)	(736)
Equity in earnings of affiliates	8,366	5,868	14,542	7,961
Miscellaneous, net	(248)	240	(845)	600

Income from continuing operations before income taxes	$192,379	$152,351	$333,036	$275,218

	As of
( in thousands )	June 30, 2010	December 31, 2009

Assets:
Lifestyle Media	$2,730,272	$2,620,095
Interactive Services	257,298	269,755
Corporate	128,944	73,212

Total assets	$3,116,514	$2,963,062

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

We manage our operations through two reportable operating segments, Lifestyle Media and Interactive Services. Lifestyle Media includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country (“GAC”). Lifestyle Media also includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home, and travel related categories such as HGTVPro.com and FrontDoor.com. HGTV, Food Network, and Travel Channel are the only television channels in the United States that dedicate their entire programming schedules to the home, food, and travel lifestyle content categories, respectively. All three networks are considered to be fully distributed in the United States via leading cable and direct-to-home television distribution services. Our Lifestyle Media branded Web sites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

On May 31, 2010, we completed the rebranding of Fine Living Network (“FLN”) with the launch of Cooking Channel. The Cooking Channel is a 24-hour network that explores the food content genre at a more detailed level, including expert advice and techniques.

Our Interactive Services operating segment includes the online comparison shopping and consumer information service, Shopzilla, and its related online comparison shopping brands, BizRate and Beso. Shopzilla sites collectively rank among the top comparison shopping Web sites in the United States and among the country’s top 10 general retail sites.

Operating revenues in the second quarter of 2010 increased 32 percent to $516 million compared with the same period a year ago, while segment profit for the period was $228 million compared with $166 million a year earlier. Operating revenues for the year-to-date period of 2010 increased 32 percent to $985 million compared with $747 million for the same period in 2009. Segment profit for the year-to-date period of 2010 was $403 million compared with $305 million for the same period in 2009, a 32 percent increase. Excluding the effects of the Travel Channel Acquisition (as defined in Note 6 to our condensed consolidated financial statements), operating revenues increased 16 percent in both the second quarter and year-to-date periods of 2010 compared with the comparable periods in 2009.

Lifestyle Media revenues increased 36 percent to $475 million in the second quarter of 2010 and 37 percent to $904 million for the year-to-date period of 2010 compared with the same periods of 2009. Excluding the effects of the Travel Channel Acquisition, operating revenues increased 18 percent compared with the second quarter of 2009 and 19 percent for the year-to-date period of 2010 compared with the same period in 2009. Positive viewership trends combined with strong pricing in the scatter advertising market and contractual rate increases that were secured in the recent HGTV and Food Network affiliate distribution renewals contributed to the operating revenue growth in 2010 compared with 2009. At Food Network, The Next Food Network Star debuted in June with the highest new series ratings premiere in Food Network history. Food Network ranked 7th in delivering an adult, aged 25 to 54 audience among all ad supported cable networks in the month of June. Travel Channel closed the second quarter of 2010 with its seventh consecutive quarter of year-over-year audience increases. Additionally, the median age of Travel Channel’s viewers reached the lowest level in the network’s history. While primetime viewership at HGTV was flat during the second quarter of 2010 compared with 2009, the network improved its ranking to 13th among all cable networks in adult ratings. For the month of June, the debut of the Cooking Channel generated a 28 percent increase in adult viewership compared with FLN’s viewership in June 2009. For our Lifestyle Media businesses, we remain focused on building larger and younger audiences for each of our flagship brands.

At Interactive Services, we are competitively repositioning Shopzilla and its related online comparison shopping businesses for long-term growth. Specifically, the company has increased consumer engagement with its Web sites by expanding the comprehensiveness of product search results and developing consumer-friendly page layouts. The company also has been working to increase the value of its Web sites as search-based marketing platforms for online retail merchants. For the second quarter of 2010 and the year-to-date period of 2010, direct leads to our merchant partners increased 20 percent and 16 percent, respectively, which is an indication that search results are becoming increasingly more relevant for consumers. The repositioning of Shopzilla and its related businesses has had a near-term impact on Interactive Services operating results.

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

Consolidated Results of Operations:

	Three months ended June 30,			Six months ended June 30,
( in thousands)	2010	2009	Change	2010	2009	Change

Operating revenues	$516,041	$391,272	31.9%	$985,434	$747,048	31.9%
Costs and expenses	(288,150)	(225,129)	28.0%	(582,389)	(441,682)	31.9%
Depreciation and amortization of intangible assets	(33,167)	(19,503)	70.1%	(64,614)	(37,904)	70.5%
Gains (losses) on disposal of PP&E	(1,172)	2		(1,320)	(69)

Operating income	193,552	146,642	32.0%	337,111	267,393	26.1%
Interest expense	(9,291)	(399)		(17,772)	(736)
Equity in earnings of affiliates	8,366	5,868	42.6%	14,542	7,961	82.7%
Miscellaneous, net	(248)	240		(845)	600

Income from continuing operations before income taxes	192,379	152,351	26.3%	333,036	275,218	21.0%
Provision for income taxes	(60,703)	(47,504)	27.8%	(105,578)	(88,905)	18.8%

Income from continuing operations, net of tax	131,676	104,847	25.6%	227,458	186,313	22.1%
Income (loss) from discontinued operations, net of tax	10,029	(994)		10,029	(2,561)

Net income	141,705	103,853	36.4%	237,487	183,752	29.2%
Net income attributable to noncontrolling interests	(35,497)	(24,329)	45.9%	(58,821)	(44,100)	33.4%

Net income attributable to SNI	$106,208	$79,524	33.6%	$178,666	$139,652	27.9%

We completed the sale of our uSwitch business in the fourth quarter of 2009. Accordingly, the operating results of our uSwitch business are presented as discontinued operations within our condensed consolidated results of operations. The results of our uSwitch business also have been excluded from Interactive Services’ segment results for all periods presented.

During the second quarter of 2010, we reduced the valuation allowance on the deferred tax asset resulting from the uSwitch sale in December of 2009. The reduction in the valuation allowance reflects the utilization of the uSwitch capital loss against capital gains that were generated in periods prior to the separation from the E. W. Scripps Company (“E. W. Scripps”). In accordance with the tax allocation agreement with E. W. Scripps, we were notified in the second quarter that these capital gains were available for use by SNI. Accordingly, results for our discontinued operations in 2010 reflect an income tax benefit of $9.3 million.

On December 15, 2009, we acquired a 65% controlling interest in the Travel Channel. Accordingly, our consolidated results of operations and our Lifestyle Media segment results in 2010 include the operating results of the Travel Channel business.

Continuing Operations – The increase in operating revenues for the second quarter of 2010 and the year-to-date period of 2010 compared with the prior-year periods was due to the Travel Channel Acquisition and solid growth in advertising sales and affiliate fee revenue from our other national television networks. The increase in advertising sales at Lifestyle Media was primarily the result of solid audience delivery at HGTV and Food Network and strong pricing and sales in the scatter advertising market. The increase in affiliate fee revenues reflects the contractual rate increases achieved in new contracts at HGTV and Food Network as well as subscriber growth at all of our networks.

Costs and expenses increased 28% in the second quarter of 2010 compared with the same quarter in 2009 and increased 32% for the year-to-date period of 2010 compared with the same period of 2009. The increase in consolidated expenses is attributable to the addition of the Travel Channel, $8.6 million of costs incurred during the second quarter of 2010 and $24.1 million in the year-to-date period of 2010 related to the transition of the Travel Channel business into SNI, $11.0 million of marketing and legal expenses incurred in the first quarter of 2010 to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV, and the restoration of marketing budgets to support brand-building initiatives at all of the company’s television networks. Marketing expenses were significantly held back in 2009 in response to the economic recession and its anticipated negative effect on advertising sales.

Depreciation and amortization increased primarily as a result of the Travel Channel Acquisition. We expect depreciation and amortization will be approximately $130 million to $135 million for the full-year of 2010.

In December of 2009, a majority-owned subsidiary of SNI issued $885 million aggregate principal amount of 3.55% Senior Notes in conjunction with the Travel Channel Acquisition. The interest costs incurred on these notes represented the increase in interest expense in the second quarter and year-to-date periods of 2010 compared with the corresponding periods of 2009. We expect interest expense will be $33 million to $35 million for the full-year of 2010.

The increase in equity in earnings of affiliates reflects the improved advertising market in Canada and the growing contribution from Food Network Magazine.

Our effective income tax rate was 31.7% in the year-to-date period of 2010 compared with 32.3% in the year-to-date period of 2009. Our effective tax rate in 2010 is favorably impacted by the phasing in of a higher Section 199 deduction for domestic production activities. The deduction for qualifying activities is 9% in 2010 compared with 6% in 2009.

Our effective income tax rate also is affected by the operating results of Food Network and Travel Channel. Both of these businesses are operated as partnerships, in which we own 69% and 65% controlling interests, respectively. Income taxes on partnership income accrue to the individual partners. While the income before income tax reported in our financial statements includes all of the income (loss) before tax of the partnership, our income tax provision does not include income taxes on the portion of Food Network and Travel Channel income (loss) that is attributable to the noncontrolling interests.

We anticipate that our effective tax rate will be 31 to 33 percent for the full-year of 2010.

Net income attributable to noncontrolling interests increased due to the increased profitability of the Food Network. We expect net income attributable to noncontrolling interests will be $130 million to $135 million for the full-year of 2010.

Business Segment Results - As discussed in Note 15—Segment Information to the condensed consolidated financial statements, our chief operating decision maker evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three months ended June 30,			Six months ended June 30,
( in thousands )	2010	2009	Change	2010	2009	Change

Segment operating revenues:
Lifestyle Media	$475,193	$350,531	35.6%	$903,757	$661,216	36.7%
Interactive Services	37,311	40,770	(8.5)%	74,917	85,902	(12.8)%
Corporate	3,556			6,806
Intersegment eliminations	(19)	(29)	(34.5)%	(46)	(70)	(34.3)%

Total operating revenues	$516,041	$391,272	31.9%	$985,434	$747,048	31.9%

Segment profit (loss):
Lifestyle Media	$237,003	$172,365	37.5%	$423,202	$318,441	32.9%
Interactive Services	5,967	7,318	(18.5)%	10,842	14,299	(24.2)%
Corporate	(15,079)	(13,540)	11.4%	(30,999)	(27,374)	13.2%

Total segment profit	227,891	166,143	37.2%	403,045	305,366	32.0%
Depreciation and amortization of intangible assets	(33,167)	(19,503)	70.1%	(64,614)	(37,904)	70.5%
Gains (losses) on disposal of PP&E	(1,172)	2		(1,320)	(69)
Interest expense	(9,291)	(399)		(17,772)	(736)
Equity in earnings of affiliates	8,366	5,868	42.6%	14,542	7,961	82.7%
Miscellaneous, net	(248)	240		(845)	600

Income from continuing operations before income taxes	$192,379	$152,351	26.3%	$333,036	$275,218	21.0%

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

Our continued investment in international expansion initiatives increased the second quarter 2010 segment loss at corporate by $3.2 million and increased the 2010 year-to-date segment loss by $5.0 million. International operating losses are expected to be $11 million to $16 million for the full-year of 2010.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2010	2009	2010	2009

Operating income	$193,552	$146,642	$337,111	$267,393
Depreciation and amortization of intangible assets:
Lifestyle Media	24,325	9,042	46,940	17,611
Interactive Services	8,377	10,227	16,771	19,941
Corporate	465	234	903	352
Losses (gains) on disposal of PP&E:
Lifestyle Media	1,171		1,292	55
Interactive Services	1	(2)	28	14

Total segment profit	$227,891	$166,143	$403,045	$305,366

Lifestyle Media – Lifestyle Media includes six national television networks and Internet businesses. We own approximately 69% of Food Network and 65% of Travel Channel.

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

Operating results for Lifestyle Media were as follows:

	Three months ended June 30,			Six months ended June 30,
( in thousands )	2010	2009	Change	2010	2009	Change

Segment operating revenues:
Advertising	$331,465	$261,004	27.0%	$618,734	$485,579	27.4%
Network affiliate fees, net	138,554	80,044	73.1%	274,457	159,119	72.5%
Other	5,174	9,483	(45.4)%	10,566	16,518	(36.0)%

Total segment operating revenues	475,193	350,531	35.6%	903,757	661,216	36.7%

Segment costs and expenses:
Employee compensation and benefits	55,674	45,156	23.3%	108,538	90,073	20.5%
Programs and program licenses	103,199	78,097	32.1%	192,696	149,276	29.1%
Other segment costs and expenses	79,317	54,913	44.4%	179,321	103,426	73.4%

Total segment costs and expenses	238,190	178,166	33.7%	480,555	342,775	40.2%

Segment profit	$237,003	$172,365	37.5%	$423,202	$318,441	32.9%

Supplemental Information:

Billed network affiliate fees	$145,646	$89,321		$287,798	$177,223

Program payments	95,337	74,363		182,302	138,231

Depreciation and amortization	24,325	9,042		46,940	17,611

Capital expenditures	11,821	18,514		22,783	28,813

Positive audience trends and a strong scatter advertising market in 2010 resulted in double-digit advertising growth in the respective periods of 2010 compared with the similar periods in 2009, which were negatively affected by the economic recession. Excluding the effects of the Travel Channel Acquisition, advertising revenue increased 13% in both the second quarter and year-to-date periods of 2010 compared with the respective second quarter and year-to-date periods of 2009.

Distribution agreements with cable and satellite television systems require that the distributor pay SNI affiliate fees over the terms of the agreements in exchange for our programming. Excluding the effects of the Travel Channel Acquisition, network affiliate fees increased 42% in the second quarter of 2010 and 41% in the year-to-date period 2010 compared with the similar periods in 2009. The increase in network affiliate fees was primarily attributed to contractual rate increases for HGTV and Food Network. Subscriber growth at all of our networks also contributed to the increases in network affiliate fees. Total affiliate fee revenue is expected to be $540 million to $550 million for the full year of 2010. Travel Channel represents about $100 million of the total affiliate fee revenue.

Excluding the effects of the Travel Channel Acquisition, employee compensation and benefits increased 4.9% in the second quarter of 2010 and 5.8% for the year-to-date period of 2010 compared with the comparable periods of 2009.

The increase in program and program license amortization in the second quarter and year-to-date periods of 2010 compared with the comparable periods in 2009 reflects the investment in the improved quality and variety of programming at our networks in recent periods. The Travel Channel Acquisition accounted for more than half of the increase in program expenses over the prior year. We expect full-year programming expenses in 2010 will be $380 million to $400 million. Travel Channel is expected to account for about $50 million of programming expenses for the year.

The increase in other costs and expenses in the second quarter and year-to-date periods of 2010 compared with the same periods of 2009 is primarily due to the inclusion of Travel Channel operating results, transition costs incurred related to the Travel Channel business, and the restoration of marketing budgets to support brand-building initiatives at all of the company’s television networks. Additionally, 2010 year-to-date other costs and expenses were impacted by $11.0 million of marketing and legal expenses incurred to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV.

Including all transition costs related to the Travel Channel and the marketing and legal expenses incurred to support the company’s affiliate renewal negotiations, Lifestyle Media’s non-programming expenses for the full year of 2010 are expected to be $545 million to $560 million.

Supplemental financial information for Lifestyle Media is as follows:

	Three months ended June 30,			Six months ended June 30,
( in thousands )	2010	2009	Change	2010	2009	Change

Operating revenues by brand:
HGTV	$173,701	$163,515	6.2%	$335,318	$307,378	9.1%
Food Network	173,220	128,371	34.9%	325,152	244,627	32.9%
Travel Channel	61,188			118,084
DIY	22,816	18,121	25.9%	41,464	33,449	24.0%
Cooking Channel / FLN (1)	13,615	10,992	23.9%	27,399	22,703	20.7%
GAC	8,496	6,742	26.0%	14,902	12,825	16.2%
Digital Businesses	21,407	20,822	2.8%	39,450	36,483	8.1%
Other	1,705	2,162	(21.1)%	3,531	4,025	(12.3)%
Intrasegment eliminations	(955)	(194)		(1,543)	(274)

Total segment operating revenue	$475,193	$350,531	35.6%	$903,757	$661,216	36.7%

Homes reached in June (2):
HGTV				99,000	98,000	1.0%
Food Network				99,900	98,300	1.6%
Travel Channel				96,200	94,200	2.1%
DIY				53,500	51,200	4.5%
Cooking Channel / FLN (1)				57,400	54,900	4.6%
GAC				58,500	56,500	3.5%

(1)	The Cooking Channel, a replacement for FLN, premiered on May 31, 2010.
(2)	Approximately 100 million homes in the United States receive cable or satellite television. Homes reached are according to the Nielsen Homevideo Index.

Interactive Services – Interactive Services includes our online comparison shopping service, Shopzilla, and its related online comparison shopping brands, BizRate and Beso.

Our product comparison shopping services help consumers find products offered for sale on the Web by online retailers. Shopzilla also operates a Web-based consumer feedback network within the BizRate brand that collects consumer reviews of stores and products.

Our Interactive Services businesses earn revenue primarily from referral fees and advertising paid by participating online retailers.

Financial information for Interactive Services is as follows:

	Three months ended June 30,			Six months ended June 30,
( in thousands )	2010	2009	Change	2010	2009	Change

Segment operating revenues	$37,311	$40,770	(8.5)%	$74,917	$85,902	(12.8)%

Segment costs and expenses:
Employee compensation and benefits	10,054	9,664	4.0%	19,933	20,379	(2.2)%
Marketing and advertising	18,136	19,100	(5.0)%	37,254	42,690	(12.7)%
Other segment costs and expenses	3,154	4,688	(32.7)%	6,888	8,534	(19.3)%

Total segment costs and expenses	31,344	33,452	(6.3)%	64,075	71,603	(10.5)%

Segment profit	$5,967	$7,318	(18.5)%	$10,842	$14,299	(24.2)%

Supplemental Information:

Depreciation and amortization	$8,377	$10,227		$16,771	$19,941

Capital expenditures	5,064	4,992		10,217	9,097

With the goal of engaging consumers more deeply in the online comparison shopping experience on our Web sites, we have increased the comprehensiveness of product search results and introduced consumer friendly page designs and functionality. Simultaneously, we have been working to increase the value of our consumer shopping services as search-based marketing platforms for retail merchants. While the improvements provide a better user experience for consumers and offer participating merchants a wider array of marketing solutions, the effect on short-term operating results has been lower overall revenues. Although revenues per redirect are lower, redirects per user session were up 16 percent in the year-to-date period of 2010 compared with 2009. The growth in redirects per session is a positive indication that we are successfully engaging consumers more deeply in product search on our Web sites.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 70% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Six months ended June 30,
( in thousands )	2010	2009

Net cash provided by continuing operating activities	$217,249	$247,911
Net cash provided by (used in) discontinued operations		(3,197)
Dividends paid, including to noncontrolling interest	(104,829)	(94,432)
Stock option proceeds	18,034	13,300
Other, net	(4,362)	(2,793)

Cash flow amounts available for acquisitions, investments, and debt repayment	$126,092	$160,789

Sources and uses of available cash flow:
Short-term net investment activity		(38,697)
Business acquisitions and net investment activity	(15,614)	(1,933)
Capital expenditures	(33,837)	(40,411)
Payments on long-term debt		(80,000)

Increase (decrease) in cash and cash equivalents	$76,641	$(252)

Our cash flow has historically been used primarily to fund acquisitions and investments, develop new businesses, and repay debt. We expect cash flow from operating activities in 2010 will provide sufficient liquidity to continue the development of our brands and to fund the capital expenditures necessary to support our businesses.

In December 2009, we acquired a 65% controlling interest in Travel Channel through a transaction structured as a leveraged joint venture between SNI and Cox TMI, Inc., a wholly owned subsidiary of Cox Communications, Inc. (“Cox”). Pursuant to the terms of the transaction, Cox contributed the Travel Channel business, valued at $975 million, and SNI contributed $181 million in cash to the joint venture. The joint venture also issued $885 million aggregate principal amount of 3.55% Senior Notes due 2015 at a price equal to 99.914% of the principal amount. The Notes were guaranteed by SNI. Cox has agreed to indemnify SNI for all payments made in respect of SNI’s guarantee. Net proceeds from the issuance of the Notes totaling $877.5 million were distributed to Cox in connection with the Travel Channel Acquisition.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. There were no outstanding borrowings under the Revolving Credit Facility at June 30, 2010.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s noncontrolling interest were $79.9 million in the year-to-date period of 2010 and $69.8 million for the same period of 2009. We expect the cash distributions to the noncontrolling interest will approximate $25.0 million for the balance of 2010.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs. We are subject to interest-rate risk associated with our credit facility because borrowings are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of our financing needs. A majority-owned subsidiary of SNI, issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel. A 100 basis point increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $36.9 million and $38.7 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2010		As of December 31, 2009
( in thousands, except share data )	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,320	$906,612	$884,239	$875,600

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Canadian dollar, the British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at June 30, 2010.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting at December 31, 2009 did not include an assessment of certain elements of internal controls over financial reporting of the Travel Channel acquired on December 15, 2009, which are included in the consolidated financial statements of the Company for the year ended December 31, 2009 and included in the condensed consolidated financial statements of the Company for the period ended June 30, 2010. In accordance with the Sarbanes Oxley rules and regulations, which allow for a one-year integration period, the Company is including the Travel Channel in its testing program of internal controls in 2010.

SCRIPPS NETWORKS INTERACTIVE, INC.

Index to Exhibits

Exhibit No.	Item

31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications*
32(b)	Section 906 Certifications*
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 9, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) the Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, (iv) the Condensed Consolidated Statements of Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity for the six months ended June 30, 2010 and 2009, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. *

*	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

E-1