Form 10-Q
period 2010-09-30
Scripps Networks Interactive, Inc.
filed 2010-11-04
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2010 there were 130,593,590 of the Registrant’s Class A Common shares outstanding and 36,218,226 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: November 4, 2010	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Administrative Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

6

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

( in thousands, except per share data )	As of
	September 30, 2010 ( Unaudited )	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$416,795	$254,370
Accounts and notes receivable (less allowances: 2010 - $4,490; 2009 - $5,587)	471,258	430,410
Programs and program licenses	274,309	271,773
Other current assets	53,392	25,716

Total current assets	1,215,754	982,269
Investments	45,333	46,395
Property, plant and equipment, net	237,413	239,644
Goodwill	666,502	670,494
Other intangible assets, net	648,062	681,312
Programs and program licenses (less current portion)	255,966	255,839
Unamortized network distribution incentives	91,010	71,266
Other non-current assets	13,326	15,843

Total Assets	$3,173,366	$2,963,062

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,527	$27,538
Program rights payable	27,748	20,350
Customer deposits and unearned revenue	18,631	16,865
Employee compensation and benefits	45,635	43,377
Accrued marketing and advertising costs	15,701	13,477
Other accrued liabilities	59,422	89,101

Total current liabilities	179,664	210,708
Deferred income taxes	81,013	119,515
Long-term debt	884,357	884,239
Other liabilities (less current portion)	117,912	99,662

Total liabilities	1,262,946	1,314,124

Redeemable noncontrolling interests	130,671	113,886

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2010 - 130,230,514 shares; 2009 - 129,443,195 shares	1,303	1,295
Voting - authorized: 60,000,000 shares; issued and outstanding: 2010 - 36,218,226 shares; 2009 - 36,338,226 shares	362	363

Total	1,665	1,658
Additional paid-in capital	1,306,546	1,271,209
Retained earnings	322,793	113,853
Accumulated other comprehensive income (loss)	(2,938)	(3,004)

Total SNI shareholders’ equity	1,628,066	1,383,716
Noncontrolling interest	151,683	151,336

Total equity	1,779,749	1,535,052

Total Liabilities and Equity	$3,173,366	$2,963,062

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

( in thousands, except per share data )	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Operating Revenues:
Advertising	$319,386	$238,189	$942,967	$726,606
Network affiliate fees, net	139,647	81,055	415,745	240,174
Referral fees	39,222	37,482	109,696	120,627
Other	10,432	7,735	25,713	24,102

Total operating revenues	508,687	364,461	1,494,121	1,111,509

Costs and Expenses:
Employee compensation and benefits	74,989	61,675	220,643	185,374
Programs and program licenses	99,002	79,767	292,409	229,043
Marketing and advertising	43,064	31,080	142,039	100,915
Other costs and expenses	67,815	47,675	212,168	146,547

Total costs and expenses	284,870	220,197	867,259	661,879

Depreciation, Amortization, and Losses (Gains):
Depreciation	14,895	15,562	47,627	42,859
Amortization of intangible assets	15,379	5,104	47,261	15,711
Losses (gains) on disposal of property, plant and equipment	(36)	898	1,284	967

Total depreciation, amortization, and losses (gains)	30,238	21,564	96,172	59,537

Operating income	193,579	122,700	530,690	390,093
Interest expense	(8,774)	(285)	(26,546)	(1,021)
Equity in earnings of affiliates	6,940	4,873	21,482	12,834
Miscellaneous, net	(319)	(1,321)	(1,164)	(721)

Income from continuing operations before income taxes	191,426	125,967	524,462	401,185
Provision for income taxes	55,289	41,544	160,867	130,449

Income from continuing operations, net of tax	136,137	84,423	363,595	270,736
Income (loss) from discontinued operations, net of tax		676	10,029	(1,885)

Net income	136,137	85,099	373,624	268,851
Less: net income attributable to noncontrolling interests	34,444	19,779	93,265	63,879

Net income attributable to SNI	$101,693	$65,320	$280,359	$204,972

Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$.61	$.39	$1.62	$1.26
Income (loss) from discontinued operations attributable to SNI common shareholders	.00	.00	.06	(.01)

Net income attributable to SNI common shareholders	$.61	$.40	$1.68	$1.25

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$.61	$.39	$1.61	$1.26
Income (loss) from discontinued operations attributable to SNI common shareholders	.00	.00	.06	(.01)

Net income attributable to SNI common shareholders	$.61	$.39	$1.67	$1.24

Amounts attributable to SNI:
Income from continuing operations	$101,693	$64,644	$270,330	$206,857
Income (loss) from discontinued operations		676	10,029	(1,885)

Net income attributable to SNI	$101,693	$65,320	$280,359	$204,972

See notes to condensed consolidated financial statements.

Net income per share amounts may not foot since each is calculated independently.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

	Nine months ended September 30,
( in thousands )	2010	2009

Cash Flows from Operating Activities:
Net income	$373,624	$268,851
Loss (income) from discontinued operations	(10,029)	1,885

Income from continuing operations, net of tax	363,595	270,736
Depreciation and intangible assets amortization	94,888	58,570
Amortization of network distribution costs	24,579	28,305
Programs and program licenses costs	292,409	229,043
Equity in earnings of affiliates	(21,482)	(12,834)
Program payments	(288,782)	(211,500)
Capitalized network distribution incentives	(45,147)	(5,571)
Dividends received from equity investments	22,660	17,098
Deferred income taxes	(36,149)	(4,616)
Stock and deferred compensation plans	15,891	15,557
Changes in certain working capital accounts:
Accounts receivable	(41,779)	36,970
Other assets	(2,065)	(297)
Accounts payable	(14,216)	(6,517)
Accrued employee compensation and benefits	2,372	(1,334)
Accrued income taxes	(41,281)	2,371
Other liabilities	(9,446)	(25,106)
Other, net	19,427	14,234

Net cash provided by (used in) continuing operating activities	335,474	405,109
Net cash provided by (used in) discontinued operating activities	10,029	(4,302)

Net operating activities	345,503	400,807

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(52,020)	(57,852)
Increase in short-term investments		(159,762)
Purchase of subsidiary companies and noncontrolling interests	(14,400)
Other, net	68	(5,087)

Net cash provided by (used in) continuing investing activities	(66,352)	(222,701)
Net cash provided by (used in) discontinued investing activities		(858)

Net investing activities	(66,352)	(223,559)

Cash Flows from Financing Activities:
Payments on long-term debt		(80,000)
Dividends paid	(37,481)	(37,006)
Dividends paid to noncontrolling interest	(96,656)	(79,482)
Proceeds from stock options	23,087	22,819
Other, net	(6,062)	(2,490)

Net financing activities from continuing operations	(117,112)	(176,159)

Effect of exchange rate changes on cash and cash equivalents	386	61

Increase (decrease) in cash and cash equivalents	162,425	1,150

Cash and cash equivalents:
Beginning of year	254,370	9,970

End of period	$416,795	$11,120

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$19,755	$729
Income taxes paid	214,706	125,575
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED

OTHER COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

	SNI Shareholders						Redeemable
( in thousands, except share data )	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Noncontrolling Interests (Temporary Equity)
Balance as of December 31, 2008	$1,638	$1,219,930	$(120,774)	$31,487	$146,733	$1,279,014	$9,400
Net income (loss)			204,972		65,562	270,534	(1,683)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of ($1,555)				4,881	251	5,132
Pension liability adjustment, net of tax of $476				548		548

Other comprehensive income (loss)						5,680

Total comprehensive income (loss)						276,214	(1,683)

Redeemable noncontrolling interests fair value adjustments		2,517				2,517	(2,517)
Dividend paid to noncontrolling interest					(79,482)	(79,482)
Dividends: declared and paid - $.225 per share			(37,006)			(37,006)
Convert 230,000 Voting Shares to Class A Common Shares
Compensation plans, net: 1,902,206 shares issued; 54,654 shares repurchased; 161 shares forfeited	18	35,720				35,738
Tax benefits of compensation plans		(248)				(248)

Balance as of September 30, 2009	$1,656	$1,257,919	$47,192	$36,916	$133,064	$1,476,747	$5,200

Balance as of December 31, 2009	$1,658	$1,271,209	$113,853	$(3,004)	$151,336	$1,535,052	$113,886
Net income (loss)			280,359		96,953	377,312	(3,688)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of ($255)				173	50	223	(22)
Pension liability adjustment, net of tax of ($68)				(107)		(107)

Other comprehensive income (loss)						116	(22)

Total comprehensive income (loss)						377,428	(3,710)

Additions to noncontrolling interest							957
Redeem noncontrolling interest in FLN							(14,400)
Redeemable noncontrolling interests fair value adjustments			(33,938)			(33,938)	33,938
Dividends paid to noncontrolling interest					(96,656)	(96,656)
Dividends: declared and paid - $.225 per share			(37,481)			(37,481)
Convert 120,000 Voting Shares to Class A Common Shares
Compensation plans, net: 891,523 shares issued; 216,963 shares repurchased; 7,241 shares forfeited	7	31,205				31,212
Tax benefits of compensation plans		4,132				4,132

Balance as of September 30, 2010	$1,665	$1,306,546	$322,793	$(2,938)	$151,683	$1,779,749	$130,671

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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2010	2009	2010	2009

Weighted-average shares outstanding:
Basic	166,731	165,329	166,513	164,491
Share options	1,060	407	1,070	269

Diluted weighted-average shares outstanding	167,791	165,736	167,583	164,760

Anti-dilutive share awards	3,801	6,589	3,344	8,031

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

In January 2010, an update was issued to the Fair Value Measurements Disclosures Topic, ASC 820, which requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for us on January 1, 2010, except for Level 3 reconciliation disclosures which will be effective for us on January 1, 2011. The update did not have a material impact on the disclosures to our condensed consolidated financial statements.

4. Other Charges and Credits

Our third quarter 2010 income tax provision includes favorable adjustments attributed to changes in both estimated foreign tax credits and state apportionment factors reflected in our filed tax returns. Net income was increased by $4.3 million.

Operating results in the third quarter of 2010 include $3.5 million of transition costs following our acquisition of a controlling interest in the Travel Channel in December of 2009. Net income attributable to SNI for the third quarter of 2010 was reduced $1.4 million.

For the year-to-date period of 2010, these Travel Channel transition costs were $27.6 million. Year-to-date operating results in 2010 also include $11.0 million of marketing and legal expenses incurred to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV. These items reduced year-to-date net income attributable to SNI $16.9 million.

5. Discontinued Operations

During the second quarter of 2009, the board of directors authorized management to pursue the sale of our uSwitch business, which culminated in the sale of the operations of uSwitch during the fourth quarter 2009 for approximately $10.3 million in cash. The uSwitch business’ assets, liabilities and results of operations have been retrospectively presented as discontinued operations within our condensed consolidated financial statements for all periods presented. The results of our uSwitch business have also been excluded from Interactive Services’ segment results for all periods presented.

Operating results of our discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2010	2009	2010		2009

Operating revenues	$	$6,595	$		$16,581

Income (loss) from discontinued operations, before tax	$	$1,857		$714	$(1,735)
Income tax (benefit)		1,181		(9,315)	150

Income (loss) from discontinued operations, net of tax	$	$676		$10,029	$(1,885)

The income tax benefit recorded during the second quarter of 2010 reflects a reduction in the valuation allowance on the deferred tax asset resulting from the uSwitch sale in December of 2009. The reduction in the valuation allowance is attributed to the utilization of the uSwitch capital loss against capital gains that were generated in periods prior to the Company’s separation from The E. W. Scripps Company (“E.W. Scripps”). In accordance with the tax allocation agreement with E. W. Scripps, we were notified in the second quarter that these capital gains were available for use by SNI. The income tax benefit increased income from discontinued operations $9.3 million.

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

( in thousands )	Travel Channel

Accounts receivable	$53,135
Other current assets	438
Programs and program licenses	75,250
Property, plant and equipment	12,151
Amortizable intangible assets	612,278
Other assets	117
Current liabilities	(18,465)
Other long-term obligations	(2,193)

Total identifiable net assets	732,711
Goodwill	242,289

Fair value of Travel Channel net assets	975,000
Noncontrolling interest	(97,500)

Total consideration distributed to Cox	$877,500

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

( in thousands, except per share data )	Nine months ended September 30, 2009

Operating revenues	$1,274,513
Income from continuing operations attributable to SNI	197,631

Earnings per SNI common shareholder:
Basic	$1.20
Diluted	1.20

7. Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories which are described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth account balances that are measured at fair value on a recurring basis at September 30, 2010:

( in thousands )	Total	Level 1	Level 2	Level 3

Temporary equity:
Redeemable noncontrolling interests	$130,671	$	$	$130,671

The following table sets forth account balances that are measured at fair value on a recurring basis at December 31, 2009:

( in thousands )	Total	Level 1	Level 2	Level 3

Temporary equity:
Redeemable noncontrolling interests	$113,886	$	$	$113,886

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

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

	Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
( in thousands )	2010	2009	2010	2009

Beginning period balance	$117,027	$9,400	$113,886	$9,400
Redemption of noncontrolling interest			(14,400)
Additions to noncontrolling interest			957
Net income (loss)	1,674	(595)	(3,688)	(1,683)
Noncontrolling interest’s share of foreign currency translation	117		(22)
Fair value adjustment	11,853	(3,605)	33,938	(2,517)

Balance as of September 30	$130,671	$5,200	$130,671	$5,200

The net income (loss) amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our condensed consolidated statements of operations.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of
( in thousands )	September 30, 2010	December 31, 2009

Goodwill	$666,502	$670,494

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	514,947	504,847
Customer lists	197,917	194,003
Copyrights and other trade names	78,067	78,167
Other	20,464	20,478

Total carrying amount	811,395	797,495

Accumulated amortization:
Acquired network distribution	(36,950)	(17,155)
Customer lists	(92,834)	(71,472)
Copyrights and other trade names	(16,209)	(11,491)
Other	(17,340)	(16,065)

Total accumulated amortization	(163,333)	(116,183)

Total other intangible assets, net	648,062	681,312

Total goodwill and other intangible assets, net	$1,314,564	$1,351,806

Goodwill and activity related to amortizable intangible assets by business segment were as follows:

( in thousands )	Lifestyle Media	Interactive Services	Corporate	Total

Goodwill:
Balance as of December 31, 2009	$514,476	$156,018		$670,494
Adjustment of purchase price allocations	(3,992)			(3,992)

Balance as of September 30, 2010	$510,484	$156,018		$666,502

Amortizable intangible assets:
Balance as of December 31, 2009	$631,825	$49,245	$242	$681,312
Adjustment of purchase price allocations	14,021			14,021
Foreign currency translation adjustment			(10)	(10)
Amortization	(36,346)	(10,846)	(69)	(47,261)

Balance as of September 30, 2010	$609,500	$38,399	$163	$648,062

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

Estimated amortization expense of intangible assets for each of the next five years is as follows: $15.0 million for the remainder of 2010, $55.8 million in 2011, $52.1 million in 2012, $46.6 million in 2013, $44.8 million in 2014, $34.6 million in 2015 and $399.2 million in later years.

9. Long-Term Debt

Long-term debt consisted of the following:

	As of
( in thousands )	September 30, 2010	December 31, 2009
Senior notes	$884,357	$884,239

Fair value of long-term debt*	$928,095	$875,600

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

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

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility (the “Revolving Credit Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. Borrowings under the Revolving Credit Facility are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of each borrowing. There were no outstanding borrowings under the Revolving Credit Facility at September 30, 2010 or December 31, 2009.

The Revolving Credit Facility and Senior Notes agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a minimum leverage ratio. We were in compliance with all debt covenants as of September 30, 2010.

As of September 30, 2010, we had outstanding letters of credit totaling $1.1 million.

10. Other Liabilities

Other liabilities consisted of the following:

	As of
( in thousands )	September 30, 2010	December 31, 2009

Liability for pension and post employment benefits	$38,311	$40,298
Deferred compensation	13,189	13,543
Liability for uncertain tax positions	58,571	42,404
Other	7,841	3,417

Other liabilities (less current portion)	$117,912	$99,662

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

During the third quarter 2010, SNI contributed cash of $7.9 million to our international venture with Chello Zone Media (“Chello”). The contribution reduced Chello’s noncontrolling interest in the venture to 11%. The noncontrolling interest has the right to require us to repurchase their interest and we have an option to acquire their interest. The noncontrolling interest will receive the greater of $3.4 million or fair value for their interest at the time their option is exercised. The put and call options on the noncontrolling interest in the venture become exercisable in 2012.

Our condensed consolidated balance sheets include a redeemable noncontrolling interests balance of $130.7 million at September 30, 2010 and $113.9 million at December 31, 2009.

In the third quarter 2010, the Cooking Channel was contributed to the Food Network Partnership. A noncontrolling interest holds an approximate 31% residual interest in the Food Network Partnership. We are currently negotiating the terms of the Cooking Channel contribution with the noncontrolling interest holder. The Food Network general partnership agreement is due to expire on December 31, 2012, unless amended or extended prior to that date. In the event of such termination, the assets of the partnership are to be liquidated and distributed to the partners in proportion to their partnership interests.

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

For the year-to-date period of 2010, the Company granted 0.6 million stock options and 0.6 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $5.2 million for the third quarter of 2010 and $4.0 million for the third quarter of 2009. Year-to-date share based compensation costs totaled $16.2 million in 2010 and $13.4 million in 2009.

Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. The weighted-average assumptions used in the model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average fair value of stock options granted	$14.56	$6.09	$13.88	$6.09
Assumptions used to determine fair value:
Dividend yield	0.68%	1.46%	0.74%	1.46%
Risk-free rate of return	2.41%	1.9%	2.52%	1.9%
Expected life of options (years)	4.5	5.0	4.9	5.0
Expected volatility	38.80%	34.0%	38.30%	34.0%

As of September 30, 2010, $7.9 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.7 years. In addition, $19.1 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 1.5 years.

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

The components of benefit plan expense consisted of the following:

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Service cost		$1,533		$4,151
Interest cost	$773	885	$2,311	2,749
Expected return on plan assets, net of expenses	(643)	(466)	(1,863)	(1,348)
Amortization and deferrals, net		198		524

Total for defined benefit plans	130	2,150	448	6,076
Supplemental executive retirement plan (“SERP”)	416	841	1,304	3,216
Defined contribution plans	2,480	890	9,267	2,767

Total	$3,026	$3,881	$11,019	$12,059

We contributed $0.4 million to fund current benefit payments for our nonqualified supplemental executive retirement plan (“SERP”) during the year-to-date period 2010. We anticipate contributing $2.2 million to fund the SERP’s benefit payments during the remainder of fiscal 2010. While we have met the minimum funding requirements of our SNI Pension Plan, we made discretionary contributions to the plan totaling $3.0 million in 2010.

14. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Comprehensive Income (Loss):
Net income	$136,137	$85,099	$373,624	$268,851
Other comprehensive income (loss):
Currency translation, net of income tax	1,150	726	201	5,132
Pension liability adjustments, net of income tax	20	257	(107)	548

Total comprehensive income	137,307	86,082	373,718	274,531
Comprehensive income attributable to noncontrolling interest	34,659	19,977	93,293	64,130

Comprehensive income attributable to SNI	$102,648	$66,105	$280,425	$210,401

15. Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Lifestyle Media includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and GAC. Lifestyle Media also includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home, and travel related categories such as HGTVPro.com and FrontDoor.com. The Food Network and Cooking Channel are included in the Food Network partnership of which we own approximately 69%. We also own 65% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees paid by cable and satellite television systems.

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

Information regarding our business segments is as follows:

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Segment operating revenues:
Lifestyle Media	$462,490	$325,511	$1,366,247	$986,727
Interactive Services	41,802	38,983	116,719	124,885
Corporate	4,405		11,211
Intersegment eliminations	(10)	(33)	(56)	(103)

Total operating revenues	$508,687	$364,461	$1,494,121	$1,111,509

Segment profit (loss):
Lifestyle Media	$232,482	$150,461	$655,684	$468,902
Interactive Services	7,098	6,376	17,940	20,675
Corporate	(15,763)	(12,573)	(46,762)	(39,947)

Total segment profit	223,817	144,264	626,862	449,630
Depreciation and amortization of intangible assets	(30,274)	(20,666)	(94,888)	(58,570)
Gains (losses) on disposal of property, plant and equipment	36	(898)	(1,284)	(967)
Interest expense	(8,774)	(285)	(26,546)	(1,021)
Equity in earnings of affiliates	6,940	4,873	21,482	12,834
Miscellaneous, net	(319)	(1,321)	(1,164)	(721)

Income from continuing operations before income taxes	$191,426	$125,967	$524,462	$401,185

( in thousands )	As of
	September 30, 2010	December 31, 2009
Assets:
Lifestyle Media	$2,616,287	$2,620,095
Interactive Services	260,880	269,755
Corporate	296,199	73,212

Total assets	$3,173,366	$2,963,062

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

Operating revenues in the third quarter of 2010 increased 40 percent to $509 million compared with the same period a year ago, while segment profit for the period was $224 million compared with $144 million a year earlier, a 55 percent increase. Operating revenues for the year-to-date period of 2010 increased 34 percent to $1.5 billion compared with $1.1 billion for the same period in 2009. Segment profit for the year-to-date period of 2010 was $627 million compared with $450 million for the same period in 2009, a 39 percent increase. Excluding the effects of the Travel Channel Acquisition (as defined in Note 6 to our condensed consolidated financial statements), operating revenues increased 22 percent in the third quarter and increased 18 percent for the year-to-date period 2010 compared with the same periods in 2009.

Lifestyle Media revenues increased 42 percent to $462 million in the third quarter of 2010 and 39 percent to $1.4 billion for the year-to-date period of 2010 compared with the same periods in 2009. Excluding the effects of the Travel Channel Acquisition, operating revenues increased 23 percent compared with the third quarter of 2009 and 20 percent for the year-to-date period of 2010 compared with the same period in 2009. Positive viewership trends combined with strong pricing in the scatter advertising market and contractual rate increases that were secured in the recent HGTV and Food Network affiliate distribution renewals contributed to the operating revenue growth in 2010 compared with 2009. Food Network had its highest rated and most watched September prime time in its history. Viewership among young adults increased 4 percent when compared with September 2009. At HGTV, the network experienced some modest declines in its September prime time viewership when compared with September of 2009. However, the network also had the best September in its history with respect to total day adult viewership. Travel Channel saw a 17 percent increase in young adult prime time viewership during September when compared with the same period in 2009. Additionally, the median age of Travel Channel’s viewers is at the lowest levels in the network’s history. Cooking Channel’s deliveries have steadily increased each month since the 2010 debut of the network. For the month of September, primetime viewership increased 15 percent when compared with FLN’s viewership in September 2009. For our Lifestyle Media businesses, we remain focused on building larger and younger audiences for each of our flagship brands.

At Interactive Services, we are competitively repositioning Shopzilla and its related online comparison shopping businesses for long-term growth. Specifically, the company has increased consumer engagement with its Web sites by expanding the comprehensiveness of product search results and developing consumer-friendly page layouts. The company also has been working to increase the value of its Web sites as search-based marketing platforms for online retail merchants. For the third quarter of 2010 and the year-to-date period of 2010, redirects per user session increased 17 percent and 16 percent, respectively, which is a positive indication that we are successfully engaging consumers more deeply in product search on our Web sites. While the repositioning of Shopzilla and its related businesses has had a near-term impact on Interactive Services operating results, operating revenues and segment profit increased in the third quarter of 2010 when compared with the third quarter of 2009.

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

Consolidated Results of Operations:

( in thousands )	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change

Operating revenues	$508,687	$364,461	39.6%	$1,494,121	$1,111,509	34.4%
Costs and expenses	(284,870)	(220,197)	29.4%	(867,259)	(661,879)	31.0%
Depreciation and amortization of intangible assets	(30,274)	(20,666)	46.5%	(94,888)	(58,570)	62.0%
Gains (losses) on disposal of PP&E	36	(898)		(1,284)	(967)	32.8%

Operating income	193,579	122,700	57.8%	530,690	390,093	36.0%
Interest expense	(8,774)	(285)		(26,546)	(1,021)
Equity in earnings of affiliates	6,940	4,873	42.4%	21,482	12,834	67.4%
Miscellaneous, net	(319)	(1,321)	(75.9)%	(1,164)	(721)	61.4%

Income from continuing operations before income taxes	191,426	125,967	52.0%	524,462	401,185	30.7%
Provision for income taxes	(55,289)	(41,544)	33.1%	(160,867)	(130,449)	23.3%

Income from continuing operations, net of tax	136,137	84,423	61.3%	363,595	270,736	34.3%
Income (loss) from discontinued operations, net of tax		676		10,029	(1,885)

Net income	136,137	85,099	60.0%	373,624	268,851	39.0%
Net income attributable to noncontrolling interests	(34,444)	(19,779)	74.1%	(93,265)	(63,879)	46.0%

Net income attributable to SNI	$101,693	$65,320	55.7%	$280,359	$204,972	36.8%

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

Continuing Operations – The increase in operating revenues for the third quarter of 2010 and the year-to-date period of 2010 compared with the prior-year periods was due to the Travel Channel Acquisition and solid growth in advertising sales and affiliate fee revenue from our other national television networks. The increase in advertising sales at Lifestyle Media was primarily the result of solid audience delivery at our networks and strong pricing and sales in the scatter advertising market. The increase in affiliate fee revenues reflects the contractual rate increases achieved in new contracts at HGTV and Food Network as well as subscriber growth at all of our networks.

Costs and expenses increased 29% in the third quarter of 2010 compared with the same quarter in 2009 and increased 31% for the year-to-date period of 2010 compared with the same period of 2009. The increase in consolidated expenses is attributable to the addition of the Travel Channel, $3.5 million of costs incurred during the third quarter of 2010 and $27.6 million in the year-to-date period of 2010 related to the transition of the Travel Channel business into SNI, $11.0 million of marketing and legal expenses incurred in the first quarter of 2010 to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV, and the restoration of marketing budgets to support brand-building initiatives at all of the company’s television networks. Marketing expenses were significantly held back in 2009 in response to the economic recession and its anticipated negative effect on advertising sales.

Depreciation and amortization increased primarily as a result of the Travel Channel Acquisition. We expect depreciation and amortization will be approximately $130 million to $135 million for the full-year of 2010.

In December of 2009, a majority-owned subsidiary of SNI issued $885 million aggregate principal amount of 3.55% Senior Notes in conjunction with the Travel Channel Acquisition. The interest costs incurred on these notes represented the increase in interest expense in the third quarter and year-to-date periods of 2010 compared with the corresponding periods of 2009. We expect interest expense will be $33 million to $35 million for the full-year of 2010.

The increase in equity in earnings of affiliates reflects the growing contribution from both our Fox-BRV investment and the Food Network Magazine.

Our effective income tax rate was 30.7% in the year-to-date period of 2010 compared with 32.5% in the year-to-date period of 2009. For the third quarter of 2010, our effective income tax rate was 28.9% compared with 33.0% for the third quarter of 2009. Our effective tax rates in 2010 are favorably impacted by the phasing in of a higher Section 199 deduction for domestic production activities. The deduction for qualifying activities is 9% in 2010 compared with 6% in 2009. Additionally, the income tax provision in the third quarter of 2010 includes a $4.3 million benefit attributed to changes in both estimated foreign tax credits and state apportionment factors reflected in our filed tax returns.

Our effective income tax rate also is affected by the operating results of the Food Network partnership and Travel Channel, in which we own 69% and 65% controlling interests, respectively. Income taxes on partnership income accrue to the individual partners. While the income before income tax reported in our financial statements includes all of the income (loss) before tax of the partnership, our income tax provision does not include income taxes on the portion of Food Network partnership and Travel Channel income (loss) that is attributable to the noncontrolling interests.

We anticipate that our effective tax rate will be approximately 30 percent for the full-year of 2010.

Net income attributable to noncontrolling interests increased due to the increased profitability of the Food Network. We expect net income attributable to noncontrolling interests will be $135 million to $140 million for the full-year of 2010.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three months ended September 30,			Nine months ended September 30,
( in thousands )	2010	2009	Change	2010	2009	Change

Segment operating revenues:
Lifestyle Media	$462,490	$325,511	42.1%	$1,366,247	$986,727	38.5%
Interactive Services	41,802	38,983	7.2%	116,719	124,885	(6.5)%
Corporate	4,405			11,211
Intersegment eliminations	(10)	(33)	(69.7)%	(56)	(103)	(45.6)%

Total operating revenues	$508,687	$364,461	39.6%	$1,494,121	$1,111,509	34.4%

Segment profit (loss):
Lifestyle Media	$232,482	$150,461	54.5%	$655,684	$468,902	39.8%
Interactive Services	7,098	6,376	11.3%	17,940	20,675	(13.2)%
Corporate	(15,763)	(12,573)	25.4%	(46,762)	(39,947)	17.1%

Total segment profit	223,817	144,264	55.1%	626,862	449,630	39.4%
Depreciation and amortization of intangible assets	(30,274)	(20,666)	46.5%	(94,888)	(58,570)	62.0%
Gains (losses) on disposal of PP&E	36	(898)		(1,284)	(967)	32.8%
Interest expense	(8,774)	(285)		(26,546)	(1,021)
Equity in earnings of affiliates	6,940	4,873	42.4%	21,482	12,834	67.4%
Miscellaneous, net	(319)	(1,321)	(75.9)%	(1,164)	(721)	61.4%

Income from continuing operations before income taxes	$191,426	$125,967	52.0%	$524,462	$401,185	30.7%

Corporate includes the operating results of the venture we formed with Chello Zone Media in the fourth quarter of 2009, operating results from the international licensing of our national networks’ programming, and the costs associated with our international expansion initiatives. The venture with Chello Zone Media, of which we own 89%, was formed to launch new lifestyle-oriented channels in Europe, the Middle East and Africa.

Our continued investment in international expansion initiatives increased the third quarter 2010 segment loss at corporate by $2.4 million and increased the 2010 year-to-date segment loss by $7.4 million. International operating losses are expected to be $10 million to $12 million for the full-year of 2010.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2010	2009	2010	2009

Operating income	$193,579	$122,700	$530,690	$390,093
Depreciation and amortization of intangible assets:
Lifestyle Media	21,296	9,821	68,236	27,432
Interactive Services	8,513	10,489	25,284	30,430
Corporate	465	356	1,368	708
Losses (gains) on disposal of PP&E:
Lifestyle Media	(31)	516	1,261	571
Interactive Services	(5)	382	23	396

Total segment profit	$223,817	$144,264	$626,862	$449,630

Lifestyle Media – Lifestyle Media includes six national television networks and a collection of Internet businesses.

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

Operating results for Lifestyle Media were as follows:

	Three months ended September 30,			Nine months ended September 30,
( in thousands )	2010	2009	Change	2010	2009	Change

Segment operating revenues:
Advertising	$316,418	$236,598	33.7%	$935,152	$722,177	29.5%
Network affiliate fees, net	138,960	81,055	71.4%	413,417	240,174	72.1%
Other	7,112	7,858	(9.5)%	17,678	24,376	(27.5)%

Total segment operating revenues	462,490	325,511	42.1%	1,366,247	986,727	38.5%

Segment costs and expenses:
Employee compensation and benefits	55,281	45,146	22.4%	163,819	135,219	21.2%
Programs and program licenses	98,656	79,767	23.7%	291,352	229,043	27.2%
Other segment costs and expenses	76,071	50,137	51.7%	255,392	153,563	66.3%

Total segment costs and expenses	230,008	175,050	31.4%	710,563	517,825	37.2%

Segment profit	$232,482	$150,461	54.5%	$655,684	$468,902	39.8%

Supplemental Information:

Billed network affiliate fees	$147,627	$89,715		$435,425	$266,938

Program payments	104,793	73,269		287,095	211,500

Depreciation and amortization	21,296	9,821		68,236	27,432

Capital expenditures	11,707	11,169		34,490	39,982

Positive audience trends and a strong scatter advertising market in 2010 resulted in double-digit advertising growth in the respective periods of 2010 compared with the similar periods in 2009, which were negatively affected by the economic recession. Excluding the effects of the Travel Channel Acquisition, advertising revenue increased 18% in the third quarter and 15% in the year-to-date period of 2010 compared with the respective third quarter and year-to-date periods of 2009.

Distribution agreements with cable and satellite television systems require that the distributor pay SNI affiliate fees over the terms of the agreements in exchange for our programming. Excluding the effects of the Travel Channel Acquisition, network affiliate fees increased 39% in the third quarter of 2010 and 41% in the year-to-date period 2010 compared with the similar periods in 2009. The increase in network affiliate fees was primarily attributed to contractual rate increases for HGTV and Food Network. Subscriber growth at all of our networks also contributed to the increases in network affiliate fees. Total affiliate fee revenue is expected to be approximately $550 million for the full year of 2010. Travel Channel represents about $100 million of the total affiliate fee revenue.

Excluding the effects of the Travel Channel Acquisition, employee compensation and benefits increased 7.6% in the third quarter of 2010 and 6.5% for the year-to-date period of 2010 compared with the respective periods of 2009.

The increase in program and program license amortization in the third quarter and year-to-date periods of 2010 compared with the comparable periods in 2009 reflects the investment in the improved quality and variety of programming at our networks in recent periods. The Travel Channel Acquisition accounted for more than half of the increase in program expenses over the prior year. We expect full-year programming expenses in 2010 will be $380 million to $400 million. Travel Channel is expected to account for about $50 million of programming expenses for the year.

The increase in other costs and expenses in the third quarter and year-to-date periods of 2010 compared with the comparable periods of 2009 is primarily due to the inclusion of Travel Channel operating results, transition costs incurred related to the Travel Channel business, and the restoration of marketing budgets to support brand-building initiatives at all of the company’s television networks. Additionally, 2010 year-to-date other costs and expenses were impacted by $11.0 million of marketing and legal expenses incurred to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV.

Including all transition costs related to the Travel Channel and the marketing and legal expenses incurred to support the company’s affiliate renewal negotiations, Lifestyle Media’s non-programming expenses for the full year of 2010 are expected to be $550 million to $560 million.

Supplemental financial information for Lifestyle Media is as follows:

	Three months ended September 30,			Nine months ended September 30,
( in thousands )	2010	2009	Change	2010	2009	Change

Operating revenues by brand:
HGTV	$173,584	$152,547	13.8%	$508,902	$459,925	10.6%
Food Network	160,421	118,591	35.3%	485,573	363,218	33.7%
Travel Channel	62,324			180,408
DIY	22,837	17,684	29.1%	64,301	51,133	25.8%
Cooking Channel / FLN (1)	12,226	11,185	9.3%	39,625	33,888	16.9%
GAC	7,630	6,449	18.3%	22,532	19,274	16.9%
Digital Businesses	21,543	17,529	22.9%	60,993	54,012	12.9%
Other	1,781	2,132	(16.5)%	5,312	6,157	(13.7)%
Intrasegment eliminations	144	(606)		(1,399)	(880)	59.0%

Total segment operating revenue	$462,490	$325,511	42.1%	$1,366,247	$986,727	38.5%

Subscribers (2):
HGTV				99,600	98,800	0.8%
Food Network				100,400	99,300	1.1%
Travel Channel				96,100	95,300	0.8%
DIY				54,000	52,100	3.6%
Cooking Channel / FLN (1)				58,100	55,700	4.3%
GAC				59,600	57,200	4.2%

(1)	The Cooking Channel, a replacement for FLN, premiered on May 31, 2010.
(2)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

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

Our Interactive Services businesses earn revenue primarily from referral fees and advertising paid by participating online retailers.

Financial information for Interactive Services is as follows:

	Three months ended September 30,			Nine months ended September 30,
( in thousands )	2010	2009	Change	2010	2009	Change

Segment operating revenues	$41,802	$38,983	7.2%	$116,719	$124,885	(6.5)%

Segment costs and expenses:
Employee compensation and benefits	10,281	9,854	4.3%	30,214	30,233	(0.1)%
Marketing and advertising	20,431	18,739	9.0%	57,685	61,429	(6.1)%
Other segment costs and expenses	3,992	4,014	(0.5)%	10,880	12,548	(13.3)%

Total segment costs and expenses	34,704	32,607	6.4%	98,779	104,210	(5.2)%

Segment profit	$7,098	$6,376	11.3%	$17,940	$20,675	(13.2)%

Supplemental Information:

Depreciation and amortization	$8,513	$10,489		$25,284	$30,430

Capital expenditures	6,148	6,164		16,365	15,261

With the goal of engaging consumers more deeply in the online comparison shopping experience on our Web sites, we have increased the comprehensiveness of product search results and introduced consumer friendly page designs and functionality. Simultaneously, we have been working to increase the value of our consumer shopping services as search-based marketing platforms for retail merchants. While the improvements provide a better user experience for consumers and offer participating merchants a wider array of marketing solutions, we recognized that we would be foregoing near-term margin during this competitive repositioning. During the first half of 2010, operating revenues decreased 13% and segment profit decreased 24% when compared with the first half of 2009. However, certain metrics of the business have been demonstrating that we are successfully engaging consumers more deeply in product search on our Web sites. Redirects per user session were up 16% in the year-to-date period 2010 compared with 2009 and were up 17% when comparing the third quarter of 2010 with the third quarter of 2009. Similarly, we have reached that important inflection point where quarterly results have improved over the comparable prior year period. Operating revenues for the third quarter of 2010 increased 7.2% when compared with the third quarter of 2009.

Interactive Services’ remains focused on aligning costs with current business conditions. Costs and expenses decreased 5.2% for the year-to-date period of 2010 compared with 2009. Similarly, our segment profit margin in the third quarter of 2010 increased when compared with the third quarter of 2009.

We expect Interactive Services segment profit to be $33 to $35 million for the full year of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flow from operating activities. Marketing services, including advertising and referral fees, provide approximately 70% of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Nine months ended September 30,
( in thousands )	2010	2009

Net cash provided by continuing operating activities	$335,474	$405,109
Net cash provided by (used in) discontinued operations	10,029	(5,160)
Dividends paid, including to noncontrolling interest	(134,137)	(116,488)
Stock option proceeds	23,087	22,819
Other, net	(5,676)	(2,429)

Cash flow amounts available for acquisitions, investments, and debt repayment	$228,777	$303,851

Sources and uses of available cash flow:
Short-term net investment activity		(159,762)
Business acquisitions and net investment activity	(14,332)	(5,087)
Capital expenditures	(52,020)	(57,852)
Payments on long-term debt		(80,000)

Increase (decrease) in cash and cash equivalents	$162,425	$1,150

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

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. There were no outstanding borrowings under the Revolving Credit Facility at September 30, 2010.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s noncontrolling interest were $96.7 million in the year-to-date period of 2010 and $79.5 million for the same period of 2009. We expect the cash distributions to the noncontrolling interest will approximate $15.0 million for the balance of 2010.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs. We are subject to interest-rate risk associated with our credit facility because borrowings are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of our financing needs. A majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel. A 100 basis point increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $36.0 million and $37.7 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2010		As of December 31, 2009
( in thousands )	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk: 3.55% notes due in 2015	$884,357	$928,095	$884,239	$875,600

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Canadian dollar, the British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at September 30, 2010.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting at December 31, 2009 did not include an assessment of certain elements of internal controls over financial reporting of the Travel Channel acquired on December 15, 2009, which are included in the consolidated financial statements of the Company for the year ended December 31, 2009 and included in the condensed consolidated financial statements of the Company for the period ended September 30, 2010. In accordance with the Sarbanes Oxley rules and regulations, which allow for a one-year integration period, the Company is including the Travel Channel in its testing program of internal controls in 2010.

SCRIPPS NETWORKS INTERACTIVE, INC.

Index to Exhibits

Exhibit No.	Item

31(a)	Section 302 Certifications (filed herewith)

31(b)	Section 302 Certifications (filed herewith)

32(a)	Section 906 Certifications *

32(b)	Section 906 Certifications *

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 4, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. *

*	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

E-1