Form 10-K
period 2010-12-31
Scripps Networks Interactive, Inc.
filed 2011-03-01
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant on June 30, 2010, was approximately $3,805,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.

As of January 31, 2011, there were 133,396,732 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 34,359,113 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2011 annual meeting of shareholders.

Index to Scripps Networks Interactive, Inc. Annual Report on Form 10-K for the Year Ended December 31, 2010

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

We manage our operations through two reportable operating segments: Lifestyle Media and Interactive Services. We also have businesses with operations in international markets. Lifestyle Media includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country (“GAC”). Lifestyle Media also includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses, such as HGTVPro.com and FrontDoor.com, serving food, home and travel related categories. Interactive Services includes our online comparison shopping service, Shopzilla, and its related online comparison shopping brands, BizRate, Beso and Tada.

Our Lifestyle Media segment earns revenue principally from advertising sales, affiliate fees and ancillary sales, including the sale and licensing of consumer products. Revenues from the Interactive Services segment are generated primarily from referral fees and advertising paid by participating online retailers. Revenues from the Lifestyle Media segment accounted for 90 percent, 89 percent and 85 percent of our consolidated revenues for 2010, 2009 and 2008, respectively, and revenues from the Interactive Services segment accounted for 9 percent, 11 percent and 15 percent of our consolidated revenues for those periods, respectively. Revenues from our international businesses accounted for one percent of our consolidated revenues in 2010.

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

Business Segments

Lifestyle Media

Our Lifestyle Media business segment includes six national television networks and our portfolio of related interactive lifestyle brands. The segment generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. In 2010, revenues from advertising sales and affiliate fees were approximately 69 percent and 30 percent, respectively, of total revenue for the Lifestyle Media segment. Our Lifestyle Media segment also earns revenue from the licensing of its content to third parties and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

The advertising revenue generated by our national television networks depends on the number of households subscribing to each service and on viewership ratings as determined by Nielsen Media Research and other third-party research companies.

HGTV, Food Network, and Cooking Channel and their targeted home and food programming categories appeal strongly to women viewers with higher incomes in the 18 to 49 age range, an audience demographic that is traditionally valued by advertisers. Travel Channel and its targeted travel programming categories appeal to viewers who are more affluent than the average cable viewer and skews slightly to adult men in the 18 to 49 range. GAC appeals to women viewers, while DIY typically has a higher percentage of adult male viewers. Advertising revenue can fluctuate relative to the popularity of specific programs and blocks of programming during defined periods of the day.

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

Programming expense, employee costs, and sales and marketing expenses are the primary operating costs of our Lifestyle Media segment. Program amortization represented 41 percent of Lifestyle Media expenses in 2010 reflecting our continued investment in the improved quality and variety programming at our networks. We incur sales and marketing expenses to support brand-building initiatives at all of the Company’s television networks.

As consumer acceptance of high-definition television grows, the Company is developing an increasing amount of original programming in high-definition format. Lifestyle Media operates five high-definition channels, HGTV-HD, Food Network-HD, Travel Channel-HD, DIY-HD and Cooking Channel-HD. The Company’s high-definition television networks are accessible by an estimated 40 million U.S. households.

The Company’s lifestyle-oriented interactive businesses are focused on the internal development and acquisition of interactive media brands that are intended to diversify sources of revenue and enhance our competitive advantage as a leading provider of food, home, travel and lifestyle content. Revenue generated by our lifestyle interactive businesses is derived primarily from the sale of display, banner, rich media and video advertising and sponsorships.

The lifestyle-oriented interactive businesses consist of multiple Web sites, including our six network-branded Web sites, FoodNetwork.com, HGTV.com, TravelChannel.com, DIYNetwork.com, CookingChanneltv.com and GACTV.com. In addition to serving as the home Web sites for the segment’s television programming networks, the Web sites provide informational and instructional content on specific topics within their broader lifestyle content categories. Features such as HGTV KitchenDesign, HGTV BathDesign, and DIY Home Improvement are intended to aggregate engaged audiences with interests in specific lifestyle topics. All of the segment’s interactive businesses benefit from archived television network programming of which approximately 95 percent is owned by the Company. Our ownership of programming enables us to efficiently and economically repurpose it for use on the Internet and other interactive distribution channels, including mobile and video-on-demand.

The lifestyle Web sites also consist of other digital services including HGTVPro.com, which appeals to construction professionals and advanced do-it-yourself enthusiasts; Food.com (formerly Recipezaar.com), a recipe-sharing social networking Web site; and FrontDoor.com, a local real estate search and consumer information site that features millions of home listings and thousands of videos. The lifestyle Web sites accounted for about 5 percent of the segment’s total revenue in 2010. The strategic focus of the lifestyle interactive businesses is to grow advertising and sponsorship revenues by increasing the number of page views and video plays and attracting more unique visitors to our Web sites through site enhancements, adding more video, new tools, etc. Our strategy also includes attracting a broader audience through the placement of our video programming on national video streaming sites, and developing new sources of revenue that capitalize on traffic growth at our Web sites.

HGTV

HGTV is America’s leader in home television programming and is one of cable and satellite television’s top-rated networks.

HGTV reaches about 100 million domestic households via cable and direct satellite television services. The network’s companion Web site is one of the nation’s leading online home and garden destinations, attracting an average of about 147 million page views per month, up 43 percent during the year. The network’s programming also can be seen in 165 countries and territories.

HGTV television programming and Internet content commands an audience interested specifically in home and shelter-related topics. HGTV is television’s only network dedicated solely to such topics as decorating, interior design, home remodeling, landscape design and real estate. HGTV strives to engage audiences by creating original programming that is entertaining, instructional and informative.

The network ended 2010 as a top rated cable network with solid prime-time ratings. Programming highlights included HGTV Design Star, House Hunters, and House Hunters International. The network also has developed successful programming events, including the HGTV Dream Home Giveaway, HGTV Green Home Giveaway, HGTV Urban Oasis Giveaway, annual live coverage of the Rose Bowl Parade and successful competition programming like Design Star and All American Handyman.

FOOD NETWORK

Food Network is a leading cable and satellite television network that has been credited with redefining the television food genre. The network engages viewers with likable hosts and personalities who explore interesting and different ways to approach food and food-related topics. Food Network is available in 100 million U.S. television households and its programming can be seen internationally in 204 countries and territories. The network’s Web site, FoodNetwork.com, consistently ranks as one of America’s top food and cooking Internet destinations, with an average of about 224 million page views per month, up 3.8 percent from the year before. The Company currently owns approximately 75 percent of the Food Network and is the managing partner. The Tribune Company has a noncontrolling interest of approximately 25 percent in Food Network.

Food Network programming and Internet content attracts audiences interested in food-related topics such as food preparation, dining out, entertaining, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative.

Food Network maintained its strong viewership rating in 2010. Programming highlights included Next Food Network Star; Diners, Drive-ins and Dives; and Chopped. Many of the programs on Food Network feature or are hosted by high-profile television personalities such as Bobby Flay, Rachael Ray, Giada De Laurentiis, Alton Brown, Guy Fieri and Paula Deen.

TRAVEL CHANNEL

We acquired a controlling interest in the Travel Channel business in December 2009, giving the Company its third fully-distributed lifestyle network. Travel Channel is a leading travel multi-media brand, offering quality television, video, Internet and mobile entertainment and information to travel enthusiasts. The network’s Web site, TravelChannel.com, is a growing site for great programming information and things travel related, with an average of about 17 million page views per month, up 6.6 percent from 2009. The network has grown into one of the largest specialty cable networks in the U.S., available in 96 million domestic television households.

Travel Channel finished 2010 with a record year in primetime and total-day ratings.

Programming highlights in 2010 included Samantha Brown’s Great Weekends, Anthony Bourdain: No Reservations, Andrew Zimmern’s Bizarre World, Man v. Food, Ghost Adventures, and Bert the Conqueror. Many of the programs on Travel Channel feature or are hosted by high-profile television personalities such as Samantha Brown, Anthony Bourdain, Andrew Zimmern, and Adam Richman.

DIY NETWORK (DIY)

DIY is America’s only television network and Web site dedicated solely to presenting entertaining and informational programming and content across a broad range of do-it-yourself categories including home building, home improvement, crafts, gardening, and landscaping. The network is available in approximately 54 million U.S. households via cable and direct-to-home satellite television services. The television network’s companion Web site, DIYNetwork.com, consistently ranks among America’s top 15 home and garden Internet destinations with an average of about 22 million page views per month, up 12 percent compared with 2009.

COOKING CHANNEL (formerly FINE LIVING NETWORK (FLN))

The Cooking Channel was rebranded in May 2010 to take advantage of the expanding interest in food and cooking programming in the United States. Cooking Channel is a 24-hour network that caters to avid food lovers by focusing on food information and instructional cooking programming. Offered in both standard and high definition, the network offers video-on-demand (“VOD”) and a fully interactive Internet and broadband platform as it delivers content focused on baking, ethnic cuisine, wine and spirits, healthy and vegetarian cooking and kids’ foods. Cooking Channel is available in about 57 million households. Cooking Channel programming also can be seen internationally in 4 countries and territories.

GREAT AMERICAN COUNTRY (GAC)

Distributed in the U.S. via cable and direct-to-home satellite television services, the network reaches about 59 million households with original programming, special musical performances and live concerts. GAC operates a companion Web site, GACTV.com. The network strives to provide its viewers with a more focused country music experience.

HGTVPro.com

HGTVPro.com is an online interactive service that focuses on content that helps consumers and professionals understand the nuances of the planning and decision-making processes related to remodeling and building. Content includes in-depth planning and decision guides, new product information, and industry and consumer trends. HGTVPro.com is an authoritative and approachable source of information for the homeowner who wants to take his/her home to the next level and for the professionals who can help get them there. With a vast library of original video and written content, the site covers a wide variety of home remodeling and building-related topics.

FRONTDOOR.com

FrontDoor.com is an online real estate information and listing service that goes beyond buying and selling. FrontDoor matches localized, in-depth information on homes-for-sale with a complete library of educational and inspirational content. Through a mix of articles, video and photo slideshows visitors can also explore the softer side of real estate through the lens of architectural styles, “what it’s like to live there” city guides, and a healthy dose of pop-culture and celebrity-based real estate entertainment.

Food.com (formerly Recipezaar.com)

Food.com is a leading user-generated recipe and community Internet site featuring over 400,000 recipes. Food.com provides food enthusiasts with the ability to upload their own recipes, browse recipes, search recipes, create virtual cookbooks or talk about what they are most passionate about - food. Food.com is one of the Internet’s top 5 food and cooking category sites, attracting over 6 million unique visitors per month. Food.com aggregates an audience on the Internet by creating an engaged community of food enthusiasts interested in home recipes, menu planning and other food-related topics. The social-networking site features volumes of user-generated content, including recipes, photos, menus and reviews.

Interactive Services

Our Interactive Services segment includes Internet-based businesses that strive to simplify online shopping for consumers by aggregating, organizing, ranking and displaying relevant and searchable consumer information. Consumers who use our Interactive Services Web sites are presented with easy-to-use search results generated from continuously growing databases of information on a wide range of products that are offered for sale on the Internet by third-party retailers. Our Interactive Services brands include Shopzilla, BizRate, Beso and Tada in the United States; Shopzilla.co.uk, BizRate.co.uk, LowPriceShopper.co.uk and Beso.co.uk in the United Kingdom; Shopzilla.fr, PrixMoinsCher.fr and Beso.fr in France; and Shopzilla.de, BizRate.de, SparDeinGeld.de and Beso.de in Germany. The Web sites collectively attract approximately 35 million unique visitors each month.

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

Tada is a group buying shopping Web site where consumers are emailed daily exclusive short term deals from merchants participating in the BizRate marketplace. These offers must have a significant number of orders before the offer “tips” and the merchant is willing to honor the sale price. Tada marks the first site in the Shopzilla network where product purchases via credit card transactions will be fulfilled allowing the network to build even stronger relationships with their consumer base.

The segment’s marketplace businesses strive to help online consumers make educated purchasing decisions by ranking products on such factors as comparative pricing, availability, quality and reliability. The quality and reliability of individual online merchants are ranked based on the collective, shared experiences of consumers using the segment’s Web sites. Users also are presented with supporting consumer news and information, user-generated and professional product reviews, calculators and other tools that are intended to help them complete their purchasing decisions.

The Interactive Services segment derives the largest percentage of its revenue from direct referral fees paid and advertising paid by participating online merchants that enter into contractual agreements allowing them to place text-based, linked advertisements on the segment’s Web sites. The referral fees paid by advertisers are based on a cost-per-click pricing structure, which means that advertisers pay only when consumers click on their linked ads. Cost-per-click pricing provides advertisers with an efficient means of evaluating the effectiveness of their advertising. Of particular importance for advertisers is the number of sales resulting from users clicking on their linked advertising. The segment’s search businesses encourage sustained advertising relationships with merchants by demonstrating a measurable return on investment for the referral fees they pay.

The advertising links placed by merchants serve as the primary database of information for the segment’s Web sites. Because the success of our Interactive Services businesses depends largely on a quality user experience and repeated visits by users, ad links are intentionally presented in an unobtrusive and uniform format that provides users with impartial and factual information on products.

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

Revenue categories as a percentage of total Interactive Services segment revenue are as follows:

•	Direct referral fees from advertising merchants, 57 percent in 2010 vs. 60 percent in 2009.

•	Sponsored link referral fees from general search engines, 32 percent in 2010 vs. 30 percent in 2009.

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

•

Offline advertising and marketing techniques, which refers to the purchase of television, newspaper, magazine, and other more traditional forms of advertising, and the execution of effective public relations campaigns to increase brand awareness for the segment’s businesses.

International

The Company also is executing its growth strategy internationally. The Company, through equity ownership positions in joint ventures and other partnerships, seeks to become a world leader in lifestyle media and brand-related products and services. The Company initiated its international strategy with the launch of Food Network on B-Sky-B in the United Kingdom, reaching 10 million households. The Food Network’s distribution in the U.K., other European markets, the Middle East and Africa is supported by a joint venture the Company entered into and controls with Liberty Global Inc.’s Chello Zone. The Company is considering entering or creating partnerships in other international markets including the Asia-Pacific, India and Latin America.

Our international businesses earn revenues primarily from advertising sales, affiliate fees, and the licensing of programming to third parties. Programming expense, employee costs, and sales and marketing expenses are the primary operating costs of our international businesses.

Competition

Cable and satellite network programming is a highly competitive business in the U.S. and worldwide. Our cable and satellite networks and Web sites generally compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. Our networks and Web sites also compete for their target audiences with all forms of programming and other media provided to viewers, including broadcast networks, local over-the-air television stations, competitors’ pay and basic cable television networks, pay-per-view and video-on-demand services, online activities and other forms of news, information and entertainment. Our networks also compete with other television networks for distribution and affiliate fees derived from distribution agreements with cable television operators, satellite operators and other distributors.

Our Interactive Services’ business competes for both consumer and merchant users of our service. We compete for consumers on the basis of brand recognition, coverage of products and merchants, quality of information and ease of use. We compete for merchants on the basis of the quantity of lead referrals and our ability to help merchants measure the results of their marketing expenditures on our services. Any service that helps consumers find, compare or buy products is a competitor to us.

Employees

As of December 31, 2010, we had approximately 2,000 full-time equivalent employees, of whom approximately 1,600 were with Lifestyle Media.

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

Certain of our directors may have actual or potential conflicts of interest because of their positions with Scripps Networks Interactive and E. W. Scripps.

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

We have two classes of shares: Common Voting Shares and Class A Common Shares. Holders of Class A Common Shares are entitled to elect one-third of the board of directors, but are not permitted to vote on any other matters except as required by Ohio law. Holders of Common Voting Shares are entitled to elect the remainder of the Board and to vote on all other matters. The Edward W. Scripps Trust (“Trust”) holds approximately 93 percent of the Common Voting Shares. As a result, the Trust has the ability to elect two-thirds of the board of directors and to direct the outcome of any matter that does not require a vote of the Class A Common Shares. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business, the market price of our Class A Common Shares could be adversely affected.

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

We enter into multi-year contracts for the distribution of our national television networks on cable and satellite television systems. Our long-term distribution arrangements enable us to reach a large percentage of cable and direct broadcast satellite households across the United States. As these contracts expire, we must renew or renegotiate them. If we are unable to renew them on acceptable terms or at rates similar to those in other affiliate contracts, we may lose distribution rights and/or affiliate fee revenues.

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

We face substantial competition in our Lifestyle Media and Interactive Services businesses from alternative providers of similar services. Our national television networks compete for viewers with other broadcast and national television networks as well as with home video products and Internet usage, and they compete for carriage of their programming with other programming providers. Additionally, our national television networks compete for advertising revenues with a variety of other media alternatives including other broadcast and national television networks, the Internet, newspapers, radio stations, and billboards. Our Lifestyle Media branded Web sites compete for visitors and advertising dollars with other forms of media aimed at attracting similar audiences and must maintain popular content in order to maintain and increase site traffic. Our Interactive Services businesses compete for marketing service revenues with other comparison shopping services, general search engines, and other providers of information on shopping. Our ability to maintain our relationship with participating retailers is largely dependent on our ability to provide them a cost effective means of attracting customers. Competition in each of these areas may divert consumers from our services, which could reduce the profitability of our businesses.

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

Approximately 30 percent of our 2010 referral fee revenue came from one general search engine and a change in this relationship could reduce the revenue of the business.

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

Approximately 70 percent of our consolidated revenues in 2010 were derived from marketing and advertising spending by businesses operating in the United States. Advertising and marketing spending is sensitive to economic conditions, and tends to decline in recessionary periods. A decline in economic conditions could reduce advertising prices and volume, resulting in a decrease in our advertising revenues. A decline in economic conditions could also impact consumer discretionary spending. Such a reduction in consumer spending may impact the volume of online shopping, which could adversely affect our comparison shopping businesses.

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

If we are unable to successfully integrate key acquisitions our business results could be negatively impacted.

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

U.S. and global credit and equity markets have recently undergone significant disruption, making it more difficult for many businesses to obtain financing on acceptable terms. If these conditions continue or worsen, our cost of obtaining financing could increase. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing.

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

Our global headquarters and Lifestyle Media operate from an owned production and office facility in Knoxville. We also operate from a leased office facility in Knoxville and leased facilities in New York, Cincinnati, Nashville, and Washington, DC. Substantially all equipment is owned by Lifestyle Media.

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

Executive Officers of the Company - Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Kenneth W. Lowe	60	Chairman of the Board, President and Chief Executive Officer (since July 2008); President, Chief Executive Officer and Director, The E. W. Scripps Company (2000 to 2008)

Anatolio B. Cruz III	52	Chief Legal Officer and Corporate Secretary (since July 2008); Executive Vice President and General Counsel, The E. W. Scripps Company (2007 to 2008); Senior Vice President and General Counsel, The E. W. Scripps Company (2004 to 2007)

John F. Lansing	53	President, Scripps Networks, LLC (since January 2005); Senior Vice President/Scripps Networks, The E. W. Scripps Company (2006 to 2008)

Joseph G. NeCastro	54	Chief Administrative Officer and Chief Financial Officer (since February 2010); Executive Vice President and Chief Financial Officer (2008 to 2010); Executive Vice President and Chief Financial Officer, The E. W. Scripps Company (2006 to 2008); Senior Vice President and Chief Financial Officer, The E. W. Scripps Company (2002 to 2006)

Mark S. Hale	52	Executive Vice President and Chief Technology Officer (since February 2010); Senior Vice President, Technology Operations and Chief Technology Officer (2008 to 2010); Senior Vice President/Technology Operations, The E. W. Scripps Company (2006 to 2008); Vice President/Technology Operations, The E. W. Scripps Company (2005 to 2006)

Lori A. Hickok	47	Executive Vice President, Finance (since February 2010); Senior Vice President, Finance (2008 to 2010); Vice President and Controller, The E. W. Scripps Company (2002 to 2008)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “SNI.” As of December 31, 2010, there were approximately 46,000 owners of our Class A Common shares, based on security position listings, and 19 owners of our Common Voting shares (which do not have a public market).

The following table reflects the range of high and low selling prices of our common stock by quarterly period.

2010	High	Low
First quarter	$46.94	$37.94
Second quarter	$48.08	$40.24
Third quarter	$48.10	$39.36
Fourth quarter	$53.34	$46.16

2009
First quarter	$24.37	$18.51
Second quarter	$30.43	$23.60
Third quarter	$37.41	$26.58
Fourth quarter	$42.21	$36.36

Under a share repurchase program authorized by the Board of Directors on July 29, 2008, we are authorized to repurchase up to 5 million Class A Common shares. As of December 31, 2010, no shares have been repurchased against the July 29, 2008 authorization. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Dividends – Our Board of Directors declared quarterly cash dividends of 7.5 cents per share that have been paid for each of the quarters in 2010 and 2009. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

Performance Graph – The following graph compares the cumulative total stockholder return on our Class A Common shares with the comparable cumulative return of the NYSE market index and an index based on a peer group of media companies for the period from June 12, 2008, the date our common shares began trading on the NYSE, to December 31, 2010. The performance graph assumes that the value of the investment in our common shares, the NYSE market index, and peer group of media companies was $100 on June 12, 2008 and that all dividends were reinvested.

The companies that comprise our peer group are Discovery Communications, Inc., The Walt Disney Company, Time Warner Cable Inc., Viacom, Inc., and eBay Inc.

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

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 1, 2011, are filed as part of this Form 10-K. See Index to Consolidated and Combined Financial Statement Information at page F-1.

(b)	The Company’s consolidated and combined supplemental schedule is filed as part of this Form 10-K. See Index to Consolidated and Combined Financial Statement Schedules at page S-1.

Exhibits

The information required by this item appears at page E-1 of this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: March 1, 2011	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 1, 2011.

Signature	Title

/s/ Kenneth W. Lowe	Chairman of the Board of Directors, President and Chief Executive Officer
Kenneth W. Lowe	(Principal Executive Officer)

/s/ Joseph G. NeCastro	Chief Administrative Officer and Chief Financial Officer
Joseph G. NeCastro	(Principal Financial and Accounting Officer)

/s/ John H. Burlingame	Director
John H. Burlingame

/s/ Michael R. Costa	Director
Michael R. Costa

/s/ David A. Galloway	Director
David A. Galloway

/s/ Jarl Mohn	Director
Jarl Mohn

/s/ Nicholas B. Paumgarten	Director
Nicholas B. Paumgarten

/s/ Mary Peirce	Director
Mary Peirce

/s/ Dale Pond	Director
Dale Pond

/s/ Jeffrey Sagansky	Director
Jeffrey Sagansky

/s/ Nackey E. Scagliotti	Director
Nackey E. Scagliotti

/s/ Ronald W. Tysoe	Director
Ronald W. Tysoe

Scripps Networks Interactive, Inc.

Selected Financial Data

Five-Year Financial Highlights

(in millions, except per share data)
	2010	2009 (3)	2008	2007	2006
Summary of Operations
Operating revenues (1):
Lifestyle Media	$1,867	$1,367	$1,312	$1,185	$1,052
Interactive Services	184	174	238	220	228
Corporate	16

Total operating revenues	$2,067	$1,541	$1,551	$1,405	$1,281

Segment profit (loss) (1)(2):
Lifestyle Media	$904	$637	$632	$587	$504
Interactive Services	39	31	63	47	53
Corporate	(68)	(66)	(49)	(35)	(33)

Total segment profit	$874	$602	$645	$599	$524

Income from continuing operations attributable to SNI common shareholders (4)	$401	$273	$23	$268	$235

Per Share Data
Income from continuing operations attributable to SNI common shareholders (4)	$2.39	$1.65	$.14	$1.64	$1.44

Cash dividends (5)	.30	.30	.15

Balance Sheet Data
Total assets (3)	$3,388	$2,963	$1,773	$2,018	$2,385
Long-term debt (3)(6)	884	884	80	503	765
Redeemable noncontrolling interests	158	114	9	23	23
Total SNI shareholders’ equity	1,776	1,384	1,132	991	1,164
Noncontrolling interest	146	151	147	137	117
Total equity	$1,922	$1,535	$1,279	$1,128	$1,281

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

(1)	Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with financial accounting standards for disclosures about segments of an enterprise and related information. See page F-8.

(2)	Segment profit is a supplemental non-GAAP financial measure. GAAP means generally accepted accounting principles in the United States. Our chief operating decision maker evaluates the operating performance of our reportable segments and makes decisions about the allocation of resources to our reportable segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. For a reconciliation of this financial measure to operating income see the table on page F-9.

(3)	On December 15, 2009, we acquired a 65 percent controlling interest in the Travel Channel. In connection with the Travel Channel Acquisition, a majority-owned subsidiary of SNI completed a private placement of $885 million aggregate principal Senior Notes that mature in 2015.

(4)	Operating results in 2008 include a non-cash charge to write-down the goodwill related to our Shopzilla business. Income from continuing operations was reduced $244 million, $1.49 per share.

(5)	Our first dividend as a stand-alone public company was paid in the third quarter of 2008. Accordingly, there are no dividends reported for the first two quarters of 2008 or the prior year periods.

(6)	The E. W. Scripps Company utilized a centralized approach to cash management and financing of its operations. Based on the historical funding requirements of our company, specifically the costs to fund acquisitions, fund investments in programming and support the expansion of Scripps Networks Interactive businesses, all of E. W. Scripps’ consolidated third party debt was allocated to us for all periods prior to the July 1, 2008 separation date.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations is based upon the consolidated and combined financial statements and the notes thereto. You should read this discussion in conjunction with those financial statements.

Forward-Looking Statements

This discussion and the information contained in the notes to the consolidated and combined financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify the date the statement is made.

Executive Overview

Scripps Networks Interactive is a leading lifestyle content and Internet search company with respected, high-profile television and interactive brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and useful content that focuses on specifically defined topics of interest.

We manage our operations through two reportable operating segments, Lifestyle Media and Interactive Services. Lifestyle Media includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network (“DIY”), Great American Country (“GAC”) and Cooking Channel. The Company completed its rebranding of Fine Living Network to the Cooking Channel on May 31, 2010. The Cooking Channel is a 24-hour network that explores the food content genre at a more detailed level, including expert advice and techniques. Lifestyle Media also includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses, such as HGTVPro.com and FrontDoor.com, serving food, home and travel related categories. Our Lifestyle Media branded Web sites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

Our Interactive Services operating segment includes the online comparison shopping and consumer information service, Shopzilla, and its related online comparison shopping brands, BizRate, Beso and Tada. Shopzilla sites collectively rank among the top comparison shopping Web sites in the United States and among the country’s top 10 general retail sites.

Operating revenues increased 34 percent to $2.1 billion when compared with 2009. Segment profit in 2010 was $874 million compared with $602 million in 2009, a 45 percent increase. Excluding the effects of the Travel Channel Acquisition (as defined in Note 4 to our consolidated and combined financial statements), operating revenues increased 19 percent in 2010 compared with 2009.

Lifestyle Media revenues in 2010 increased 37 percent to $1.9 billion compared with 2009. Segment profit in 2010 was $904 million compared with $637 million in 2009, a 42 percent increase. Excluding the effects of the Travel Channel Acquisition, operating revenues increased 19 percent compared with 2009. A strong scatter advertising market in 2010 combined with the success we have had monetizing the audience growth at our networks and contractual rate increases that were secured in the recent HGTV and Food Network affiliate distribution renewals contributed to the improved operating results in 2010 compared with 2009.

In 2010, HGTV was the 13th highest ranked ad-supported cable network, up 3 positions from 2009. For the full year 2010, HGTV audience ratings were level with 2009 and advertising sales increased 10 percent over the same period. For the full year 2010 prime time viewing on Food Network was just about even with the record-setting performance of 2009. Food Network finished the year as the 11th ranked ad-supported cable network in prime time, down one position from 2009. After launching on Memorial Day 2010, Cooking Channel continues to grow beyond expectations. Since the launch of the network, the prime time audience has improved 30 percent over the comparable period in 2009 with Fine Living. At Travel Channel, 2010 was the highest rated year ever for the network. The network is aggressively assembling a new slate of programming for 2011 to further build on these positive ratings trends. Lifestyle Media continues to focus on driving ratings growth for all our national television networks through popular programming and identifying opportunities to extend our nationally recognized brands to create new revenue streams.

At Interactive Services, revenues in 2010 were $184 million compared with $174 million in 2009. The improved results are attributable to stronger operating results in Europe and to the ongoing efforts to enhance the competitive position of the online comparison shopping sites. Specifically, the Company has increased consumer engagement with its Web sites by expanding the comprehensiveness of product search results and developing consumer-friendly page layouts. The Company also has been working to increase the value of its Web sites as search-based marketing platforms for online retail merchants. In 2010, redirects at our Web sites have increased 20 percent, which is a positive indication that we are successfully engaging consumers more deeply in product search on our Web sites. We also reached an important inflection point in the third quarter of 2010 where quarterly results have improved over the comparable prior year period.

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

Programs and Program Licenses — Production costs for programs produced by us or for us are capitalized as program assets. Such costs include direct costs, production overhead, development costs and acquired production costs. Program licenses, which represent approximately 5 percent of our program assets, generally have fixed terms and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when the programs become available for broadcast. Program assets are amortized to expense over the estimated useful lives of the programs based upon future cash flows. The amortization of program assets generally results in an accelerated method over the estimated useful lives.

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

Acquisitions — Assets acquired and liabilities assumed in a business combination are recorded at fair value. We generally determine fair values using comparisons to market transactions and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset, the expected period of time over which those cash flows will occur and the determination of an appropriate discount rate. Changes in such estimates could affect the amounts allocated to individual identifiable assets. While we believe our assumptions are reasonable, if different assumptions were made, the amount allocated to intangible assets could differ substantially from the reported amounts.

Goodwill — Goodwill for each reporting unit is tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. For purposes of performing the impairment test for goodwill, our reporting units are Lifestyle Media and Interactive Services, which consists entirely of Shopzilla and its related online comparison shopping Web sites. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

To determine the fair value of our reporting units, we generally use market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset or business, the period of time over which those cash flows will occur and the determination of an appropriate discount rate. Changes in our estimates and projections or changes in our established reporting units could materially affect the determination of fair value for each reporting unit.

Our annual goodwill impairment analysis, which was completed during the fourth quarter, did not result in an impairment charge in 2010. The fair value of our Lifestyle Media reporting unit substantially exceeds the carrying value.

Upon completing our impairment test in the fourth quarter of 2008, we determined that the goodwill recorded for our Shopzilla business was impaired. The impairment was attributed to the changing environment for online comparison shopping services and the subsequent repositioning of Shopzilla that adversely impacted our short-term forecast for Shopzilla’s future results.

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

Significant judgments in this area involve determining whether a triggering event has occurred, the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value.

Income Taxes —The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated and combined financial statements.

We have deferred tax assets and record valuation allowances to reduce such deferred tax assets to the amount that is more likely than not to be realized. We consider ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment would be made to the tax provision in that period.

New Accounting Standards

A discussion of recently issued accounting pronouncements is described in Note 3-Accounting Standards Updates and Recently Issued Accounting Standards Updates, of the Notes to Consolidated and Combined Financial Statements.

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

Consolidated and Combined Results of Operations – Results of operations were as follows:

( in thousands)	For the years ended December 31,
	2010	Change	2009	Change	2008
Operating revenues	$2,067,162	34.1%	$1,541,248	(0.6)%	$1,550,699
Costs and expenses	(1,193,326)	27.0%	(939,600)	3.8%	(905,284)
Depreciation and amortization of intangible assets	(124,975)	53.4%	(81,470)	22.8%	(66,337)
Write-down of goodwill and other intangible assets					(243,700)
Losses on disposal of PP&E	(1,833)	(26.9)%	(2,509)		(788)

Operating income	747,028	44.3%	517,669	54.7%	334,590
Interest expense	(35,167)		(2,810)	(80.2)%	(14,207)
Travel Channel financing costs			(12,118)
Losses on repurchases of debt					(26,380)
Equity in earnings of affiliates	30,126	61.7%	18,626	20.2%	15,498
Miscellaneous, net	(2,083)	87.7%	(1,110)		804

Income from continuing operations before income taxes	739,904	42.2%	520,257	67.7%	310,305
Provision for income taxes	(220,924)	36.8%	(161,474)	(17.1)%	(194,710)

Income from continuing operations, net of tax	518,980	44.7%	358,783		115,595
Income from discontinued operations, net of tax	10,029	(61.6)%	26,091		353

Net income	529,009	37.4%	384,874		115,948
Net income attributable to noncontrolling interests	(118,037)	38.0%	(85,548)	(7.4)%	(92,391)

Net income attributable to SNI	$410,972	37.3%	$299,326		$23,557

On December 15, 2009, we acquired a 65 percent controlling interest in the Travel Channel (the “Travel Channel Acquisition”). Accordingly, our consolidated results of operations and our Lifestyle Media segment results in 2010 include the operating results of the Travel Channel.

Discontinued Operations – Discontinued operations reflect the uSwitch business that was sold in December 2009.

Results of discontinued operations were as follows:

(in thousands)	For the years ended December 31,
	2010	2009	2008
Total operating revenues	$—	$22,732	$39,938

Income (loss) from discontinued operations, before tax:
Income (loss) from operations	$714	$(4,131)	$(986)
Gain on divestiture		28,668

Income (loss) from discontinued operations, before tax	714	24,537	(986)
Income taxes (benefit)	(9,315)	(1,554)	(1,339)

Income (loss) from discontinued operations, net of tax	$10,029	$26,091	$353

The income tax benefit recorded in 2010 reflects a reduction in the valuation allowance on the deferred tax asset resulting from the uSwitch sale in December 2009. The reduction in the valuation allowance is attributed to the partial utilization of the uSwitch capital loss against capital gains that were generated in periods prior to the Company’s separation from The E. W. Scripps Company (“E. W. Scripps”). In accordance with the tax allocation agreement with E. W. Scripps, we were notified in 2010 that these capital gains were available for use by SNI.

The 2009 gain on the uSwitch divestiture reflects the recognition of $44.4 million in foreign currency translation gains that were previously recognized in equity as a component of accumulated other comprehensive income (loss). The foreign currency translation gains was partially offset by a $6.8 million charge recorded for lease obligations we retained in the sale and an $8.9 million loss that was recognized on the sale of uSwitch’s net assets.

Continuing Operations

2010 compared with 2009

The increase in operating revenues in 2010 compared with 2009 was primarily attributed to the Travel Channel Acquisition and solid growth in advertising sales and affiliate fee revenue from our national television networks. The increase in advertising sales at Lifestyle Media reflects strong pricing and sales in the scatter advertising market. The increase in affiliate fee revenues reflects contractual rate increases achieved in new contracts at HGTV and Food Network as well as subscriber growth at all of our networks.

Costs and expenses increased 27 percent in 2010 compared with 2009. The increase in consolidated expenses was attributed to the addition of the Travel Channel, our continued investment in international expansion initiatives, and the restoration of marketing budgets to support brand-building initiatives at all of the Company’s television networks. Marketing expenses were significantly held back in 2009 in response to the economic recession and its anticipated negative effect on advertising sales. Consolidated expenses in 2010 include $29.9 million of costs incurred for the transition of the Travel Channel business into SNI and $11.0 million of marketing and legal expenses incurred to support the Company’s affiliate agreement negotiations for Food Network and HGTV. Costs and expenses in 2009 include a $21.1 million charge to write-off FLN programming rights and approximately $10 million of costs related to the Travel Channel Acquisition.

Depreciation and amortization increased primarily as a result of the Travel Channel Acquisition. We expect depreciation and amortization will be approximately $125 million to $135 million for the full year of 2011.

In December of 2009, a majority-owned subsidiary of SNI issued $885 million aggregate principal amount of 3.55% Senior Notes in conjunction with the Travel Channel Acquisition. The interest costs incurred on these notes represented the increase in interest expense in 2010 compared with 2009. We expect interest expense will be $33 million to $35 million in 2011.

Travel Channel financing costs in 2009 reflect fees incurred on the Travel Channel debt structuring.

The increase in equity in earnings of affiliates reflects the growing contribution from both our Fox-BRV investment and the Food Network Magazine.

Our effective tax rate was 29.9 percent in 2010 and 31.0 percent in 2009. The income tax provision in 2010 includes favorable adjustments of $20.0 million that were primarily related to the settlement of tax positions from prior years. The income tax provision in 2009 includes $10.6 million of favorable adjustments that were primarily attributed to differences identified between our prior year tax provision and tax returns. Additionally, our effective tax rate in 2010 is favorably impacted by the phasing in of a higher section 199 deduction for domestic production activities. The deduction for qualifying activities is 9 percent in 2010 compared with 6 percent in 2009.

Our effective income tax rate is also affected by the operating results of the Food Network partnership and Travel Channel, both of which have noncontrolling owners. Income taxes on partnership income accrue to the individual partners. While the income before income tax reported in our consolidated and combined financial statements includes all of the income (loss) before tax of the partnership, our income tax provision does not include income taxes on the portion of the Food Network partnership and Travel Channel income (loss) that is attributed to the noncontrolling interests.

Net income attributable to noncontrolling interests in 2010 reflects noncontrolling interests’ share of the Food Network partnership, Travel Channel and the international venture with Chello Zone Media (“Chello”). The increase in net income attributable to noncontrolling interests reflects the growing profitability of the Food Network partnership.

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

Costs and expenses in 2009 include the $21.1 million charge to write-off FLN programming rights and approximately $14 million of costs related to the Travel Channel Acquisition and international investments. Excluding these items, costs and expenses decreased slightly when compared with 2008. Reductions in marketing and promotion costs at both our Lifestyle Media and Interactive Services business segments were partially offset by increases in programming costs at our national networks.

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

Business Segment Results – As discussed in Note 21-Segment Information to the consolidated and combined financial statements, our chief operating decision maker evaluates the operating performance of our business segment using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segment and a reconciliation of such information to the consolidated and combined financial statements is as follows:

(in thousands)	For the years ended December 31,
	2010	Change	2009	Change	2008
Segment operating revenue:
Lifestyle Media	$1,867,228	36.6%	$1,366,802	4.2%	$1,312,313
Interactive Services	184,469	6.1%	173,920	(27.1)%	238,469
Corporate	15,536		675		86
Intersegment eliminations	(71)		(149)		(169)

Total operating revenues	$2,067,162	34.1%	$1,541,248	(0.6)%	$1,550,699

Segment profit (loss):
Lifestyle Media	$903,572	41.9%	$636,865	0.8%	$632,059
Interactive Services	38,696	25.9%	30,735	(50.9)%	62,534
Corporate	(68,432)	3.8%	(65,952)	34.1%	(49,178)

Total segment profit	873,836	45.2%	601,648	(6.8)%	645,415
Depreciation and amortization of intangible assets	(124,975)		(81,470)		(66,337)
Write-down of goodwill and other intangible assets					(243,700)
Losses on disposal of PP&E	(1,833)		(2,509)		(788)
Interest expense	(35,167)		(2,810)		(14,207)
Travel Channel financing costs			(12,118)
Losses on repurchases of debt					(26,380)
Equity in earnings of affiliates	30,126		18,626		15,498
Miscellaneous, net	(2,083)		(1,110)		804

Income from continuing operations before income taxes	$739,904		$520,257		$310,305

Corporate includes the operating results of the venture we formed with Chello in the fourth quarter of 2009, operating results from the international licensing of our national networks’ programming, and the costs associated with our international expansion initiatives. The venture with Chello, of which we own 89 percent, was formed to launch new lifestyle-oriented channels in Europe, the Middle East, and Africa.

Our continued investment in international expansion initiatives increased the 2010 segment loss at corporate by $11.3 million. Corporate costs in 2009 include transaction costs of $10.2 million that were incurred related to the Travel acquisition.

Corporate costs for the first six months of 2008 reflect an estimate of SNI’s portion of E. W. Scripps’ corporate expenses for the period prior to the July 1, 2008 separation date. Such estimates are not necessarily representative of our costs as a stand-alone, publicly-traded company.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America for each business segment was as follows:

(in thousands)	For the years ended December 31,
	2010	2009	2008
Operating income	$747,028	$517,669	$334,590

Depreciation and amortization of intangible assets:
Lifestyle Media	89,469	38,822	28,309
Interactive Services	33,624	40,862	37,769
Corporate	1,882	1,786	259

Losses (gains) on disposal of PP&E:
Lifestyle Media	1,511	755	721
Interactive Services	322	1,754	(3)
Corporate			70

Write-down of goodwill and other intangible assets			243,700

Total segment profit	$873,836	$601,648	$645,415

Lifestyle Media – Lifestyle Media includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel (previously branded as Fine Living Network), and GAC. Lifestyle Media also includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home, and travel related categories. The Food Network and Cooking Channel are included in the Food Network Partnership of which we currently own approximately 75 percent. We also own 65 percent of Travel Channel.

Our Lifestyle Media division earns revenue primarily from the sale of advertising time on our national networks, affiliate fees paid by cable, satellite and other television distribution operators that carry our network programming, the licensing of its content to third parties, the licensing of its brands for consumer products and from the sale of advertising on our Lifestyle Media affiliated Web sites. Employee costs and programming costs are Lifestyle Media’s primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Lifestyle Media were as follows:

(in thousands)	For the years ended December 31,
	2010	Change	2009	Change	2008
Segment operating revenues:
Advertising	$1,287,956	27.6%	$1,009,496	0.4%	$1,005,330
Network affiliate fees, net	551,424	69.2%	325,885	17.5%	277,370
Other	27,848	(11.4)%	31,421	6.1%	29,613

Total segment operating revenues	1,867,228	36.6%	1,366,802	4.2%	1,312,313

Segment costs and expenses:
Employee compensation and benefits	220,262	19.9%	183,667	5.8%	173,667
Program amortization	399,024	21.4%	328,616	17.5%	279,767
Other segment costs and expenses	344,370	58.2%	217,654	(4.0)%	226,820

Total segment costs and expenses	963,656	32.0%	729,937	7.3%	680,254

Segment profit	$903,572	41.9%	$636,865	0.8%	$632,059

Supplemental Information:

Billed network affiliate fees	$582,117		$361,665		$308,456

Program payments	388,725		284,409		280,893

Depreciation and amortization	89,469		38,822		28,309

Capital expenditures	53,343		66,112		57,074

A strong scatter advertising market in 2010 combined with the success we have had monetizing the audience growth at our networks resulted in double-digit advertising growth in 2010 compared with 2009, which was negatively affected by the economic recession. Excluding the effects of the Travel Channel Acquisition, advertising revenues increased 14 percent in 2010 compared with 2009.

After excluding Travel Channel’s advertising revenues for the 16 days of 2009 that it was owned by the Company, advertising revenues decreased slightly in 2009 compared with 2008. General weakness in the 2009 scatter advertising market relative to strong growth in the first six months of 2008 and the effects of the economic recession on 2009 advertising rates contributed to the decrease in advertising revenues in 2009 compared with 2008.

Distribution agreements with cable and satellite television systems require that the distributor pay SNI affiliate fees over the terms of the agreements in exchange for our programming. Excluding the effects of the Travel Channel Acquisition, network affiliate fees increased 40 percent in 2010 compared with 2009 and increased 16 percent in 2009 compared with 2008. The increase in network affiliate fees over each of the last three years reflects both scheduled rate increases and wider distribution of the networks. During the fourth quarter of 2009, the Company successfully renewed the majority of its existing Food Network affiliate agreements and also reached agreement on certain of its HGTV affiliate agreements.

Online revenues from our digital businesses were $90.2 million in 2010, $81.8 million in 2009, and $81.9 million in 2008. Effects of the economic recession and related softness in online advertising demand for the majority of 2009 contributed to the slight decline in SN Digital’s revenues in 2009 compared with 2008.

We expect operating revenues at Lifestyle Media will increase 10 percent to 12 percent for the full year of 2011.

The addition of the Travel Channel is the primary contributor to the increase in employee compensation and benefits costs in 2010 compared with 2009. The hiring of additional employees throughout the first six months of 2008 to support the growth of Lifestyle Media contributed to the year-over-year increases in employee compensation and benefits during 2009 compared with 2008.

During the fourth quarter of 2009, we announced the rebranding of FLN to the Cooking Channel. As a result of the decision to rebrand, we completed an analysis of FLN’s programming library and recorded a non-cash charge of $21.1 million to write-down the value of FLN’s programming rights to their expected fair value. Excluding this 2009 charge, programs and program licenses increased 30 percent in 2010 compared with 2009 and increased 10 percent in 2009 compared with 2008. The increase in programs and program license amortization reflects the investment in the improved quality and variety of programming at our networks. Additionally, the Travel Channel Acquisition accounted for more than half of the increase in program expenses in 2010 compared with 2009. Programming expenses are expected to increase 6 percent to 9 percent for the full year of 2011.

The increase in other costs and expenses in 2010 compared with 2009 is primarily attributed to the inclusion of Travel Channel operating results, transition costs incurred related to the Travel Channel business, marketing and legal expenses incurred to support the Company’s affiliate agreement renewal negotiations for Food Network and HGTV, and the restoration of marketing budgets to support brand-building initiatives at all of the Company’s networks. Non-programming expenses are expected to be flat to down 2 percent for the full year of 2011.

Capital expenditures for each year reported, and particularly in 2009, include the costs related to the expansion of Lifestyle Media’s headquarters in Knoxville, Tennessee.

Supplemental financial information for Lifestyle Media is as follows:

	For the years ended December 31,
(in thousands)	2010	Change	2009	Change	2008
Operating revenues by brand:
HGTV	$685,237	11.2%	$616,278	3.3%	$596,584
Food Network	663,530	30.7%	507,513	4.4%	485,914
Travel Channel	248,510		11,334
DIY	87,140	25.1%	69,670	8.9%	64,005
Cooking Channel / FLN (1)	55,281	19.9%	46,115	(12.1)%	52,464
GAC	30,267	12.7%	26,864	6.7%	25,175
Digital Businesses	90,216	10.3%	81,804	(0.1)%	81,894
Other	9,133	11.7%	8,173	18.4%	6,900
Intrasegment eliminations	(2,086)		(949)	52.3%	(623)

Total segment operating revenues	$1,867,228	36.6%	$1,366,802	4.2%	$1,312,313

Subscribers (2):
HGTV	99,400	0.7%	98,700	1.0%	97,700
Food Network	100,100	0.9%	99,200	1.3%	97,900
Travel Channel	95,600	0.4%	95,200	1.5%	93,800
DIY	53,500	0.6%	53,200	7.7%	49,400
Cooking Channel / FLN (1)	57,100	1.2%	56,400	4.6%	53,900
GAC	59,300	1.4%	58,500	6.2%	55,100

(1)	The Cooking Channel, a replacement for FLN, premiered on May 31, 2010.
(2)	Subscriber counts are according to the Nielsen Homevideo Index (“Nielsen”), with the exception of FLN in 2008, which was not yet rated by Nielsen and represented comparable amounts calculated by us.

Interactive Services – Interactive Services includes our online comparison shopping service, Shopzilla, and its related online comparison shopping brands BizRate, Beso and Tada.

Our product comparison shopping services help consumers find products offered for sale on the Web by online retailers. Shopzilla also operates a Web-based consumer feedback network within the BizRate brand that collects consumer reviews of stores and products.

Our Interactive Services businesses earn revenue primarily from referral fees and advertising paid by participating online retailers.

Financial information for Interactive Services is as follows:

	For the years ended December 31,
(in thousands)	2010	Change	2009	Change	2008
Segment operating revenues	$184,469	6.1%	$173,920	(27.1)%	$238,469

Segment costs and expenses:
Employee compensation and benefits	42,144	1.5%	41,515	(12.3)%	47,343
Marketing and advertising	88,283	3.9%	84,934	(22.9)%	110,117
Other segment costs and expenses	15,346	(8.3)%	16,736	(9.4)%	18,475

Total segment costs and expenses	145,773	1.8%	143,185	(18.6)%	175,935

Segment profit	$38,696	25.9%	$30,735	(50.9)%	$62,534

Supplemental Information:

Depreciation and amortization	$33,624		$40,862		$37,769

Write-down of goodwill and other intangible assets					243,700

Capital expenditures	22,194		20,677		17,878

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

During the first half of 2010, operating revenues decreased 13 percent and segment profit decreased 24 percent when compared with the first half of 2009. However, certain metrics of the business were demonstrating that we are successfully engaging consumers more deeply in product search on our Web sites. Redirects at our Web sites were up 20 percent in 2010 compared with 2009. Similarly, we reached an important inflection point in the third quarter of 2010 where quarterly results have improved over the comparable prior year period. Operating revenues for the second half of 2010 increased 24 percent when compared with the second half of 2009. The improved results are attributable to stronger operating results in Europe and to the Company’s ongoing efforts to enhance the competitive position of its online comparison shopping sites.

Interactive Services results in 2009 compared with 2008 were affected by the downturn in the economy, a less favorable sponsored-link contract with Google and the effects of competitively repositioning Shopzilla for long-term growth. Reduced spending by customers resulted in lower volume and cost per click prices during the year.

Interactive Services’ remains focused on aligning costs with current business conditions. Costs and expenses increased 1.8 percent in 2010 compared with 2009 and decreased 19 percent in 2009 compared with 2008.

In the fourth quarter of 2008, we recorded a goodwill impairment charge of $244 million for our Shopzilla business. The write-down was a function of both the changing competitive environment for online comparison shopping services and our subsequent decision to reposition Shopzilla within that marketplace for maximum long-term growth. The repositioning coupled with Shopzilla’s exposure to the slowing retail market negatively impacted our near-term operating outlook for the business.

Interactive Services is expected to generate segment profits of $50 million to $55 million for the full year of 2011.

Capital expenditures primarily relate to capitalized software development costs.

Liquidity and Capital Resources

Our primary source of liquidity is cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Marketing services, including advertising and referral fees, provide approximately 70 percent of total operating revenues, so cash flow from operating activities is adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Net cash provided by continuing operating activities	$477,467	$537,635	$538,067
Net cash provided by (used in) discontinued operations	10,029	(5,968)	9,235
Dividends paid, including to noncontrolling interest	(161,783)	(138,443)	(107,211)
Employee stock option proceeds	65,230	27,735	5,873
Other, net	(2,812)	(12,991)	(3,332)
Change in parent company investment, net			93,958

Cash flow available for acquisitions, investments, debt repayment	388,131	407,968	536,590
Sources and uses of available cash flow:
Business acquisitions and net investment activity	(15,625)	(877,801)	(15,702)
Capital expenditures	(76,979)	(90,006)	(74,630)
Premium payment on repurchases of debt			(22,517)
Increase (decrease) in long-term debt, net		804,239	(426,303)

Increase (decrease) in cash and cash equivalents	$295,527	$244,400	$(2,562)

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, and repay debt. We expect cash flow from operating activities in 2011 will provide sufficient liquidity to continue the development of our emerging brands and to fund the capital expenditures necessary to support our business.

In January 2010, we acquired the remaining 6 percent residual interest in FLN for cash consideration of $14.4 million.

In December 2009, we completed the sale of uSwitch which provided cash consideration of approximately $10 million.

In December 2009, we acquired a 65 percent controlling interest in Travel Channel through a transaction structured as a leveraged joint venture between SNI and Cox TMI, Inc., a wholly owned subsidiary of Cox Communications, Inc. (“Cox”). Pursuant to the terms of the transaction, Cox contributed the Travel Channel business, valued at $975 million, and SNI contributed $181 million in cash to the joint venture. The joint venture also issued $885 million aggregate principal amount of 3.55% Senior Notes due 2015 at a price equal to 99.914% of the principal amount. The Notes were guaranteed by SNI. Cox has agreed to indemnify SNI for payments made in respect of SNI’s guarantee. Net proceeds from the issuance of the Notes totaling $877.5 million were distributed to Cox in connection with the Travel Channel Acquisition.

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility that permits $550 million in aggregate borrowings and expires in June 2013. We borrowed $325 million under the credit facility on June 30, 2008. Utilizing existing cash on hand and the proceeds from these borrowings, we paid a dividend of $430 million to E. W. Scripps prior to the consummation of the spin-off. As of December 31, 2010, the Credit Facility balance has been reduced to zero as a result of payments made against the Facility in 2008 and 2009.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by partners prior to distribution based upon each partners’ ownership interest in the partnership. Cash distributions to Food Network’s noncontrolling interest were $112 million in 2010, $88.9 million in 2009 and $82.7 million in 2008. With consideration for the contribution of the Cooking Channel to the Food Network partnership, we expect the cash distributions to the noncontrolling interest will approximate $80 million in 2011.

We have paid quarterly dividends of $.075 per share since our inception as a public company on July 1, 2008. Total dividend payments to shareholders of our common stock were $50.1 million in 2010, $49.5 million in 2009 and $24.6 million in 2008. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

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

We may use derivative financial instruments to manage exposure to interest rate and foreign exchange rate fluctuations. We held no interest rate or foreign currency derivative financial instruments at December 31, 2010.

We have not entered into any material arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Our contractual obligations under certain contracts are included in the following table.

Contractual Obligations

A summary of our contractual cash commitments, as of December 31, 2010, is as follows:

(in thousands)	Less than 1 Year	Years 2 & 3	Years 4 & 5	Over 5 Years	Total
Long-term debt:
Principal amounts			$885,000		$885,000
Interest on long-term debt	$31,418	$62,835	47,126		141,379

Network launch incentives:
Network launch incentive offers accepted	2,868				2,868
Incentives offered to cable television systems	650				650

Programming:
Available for broadcast	26,256	3,766			30,022
Not yet available for broadcast	129,155	2,248			131,403

Employee compensation and benefits:
Deferred compensation and benefits	840	1,680	1,680	$12,833	17,033
Employment and talent contracts	30,959	18,184	168		49,311

Operating leases:
Noncancelable	18,588	36,248	34,388	33,762	122,986
Cancelable	2,365	5,243	5,386	3,961	16,955

Pension obligations:
Minimum pension funding	2,144	6,856	5,509	10,841	25,350

Other commitments:
Distribution agreements	11,679	19,030	7,488		38,197
Satellite transmission	12,647	33,341	35,697	25,664	107,349
Noncancelable purchase and service commitments	6,735	8,362	6,244	6,597	27,938
Other purchase and service commitments	82,041	48,363	8,896		139,300

Total contractual cash obligations	$358,345	$246,156	$1,037,582	$93,658	$1,735,741

In the ordinary course of business, we enter into multi-year contracts to obtain distribution of our networks, to license or produce programming, to secure on-air talent, to lease office space and equipment, to obtain satellite transmission rights, and to purchase other goods and services.

Long-Term Debt – Principal payments on long-term debt reflect the repayment of our fixed-rate notes assuming repayment will occur upon the expiration of the fixed-rate notes in January 2015.

Interest payments on our fixed-rate notes are projected based on the notes’ contractual rate and maturity.

Network Launch Incentives – We may offer incentives to cable and satellite television systems in exchange for multi-year contracts to distribute our networks. Such incentives may be in the form of cash payments or an initial period in which the payment of affiliate fees is waived. We become obligated for such incentives at the time a cable or satellite television system launches our programming.

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

Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans in 2011 and estimated benefit payments for our unfunded non-qualified SERP plan. Estimated payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the over 5 years column include estimated payments for the periods of 2016-2020. While benefit payments under these plans are expected to continue beyond 2020, we believe it is not practicable to estimate payments beyond this period.

Income Tax Obligations – The contractual obligations table does not include any reserves for income taxes due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2010, our reserves for income taxes totaled $42.7 million which is reflected in other liabilities in our consolidated balance sheets. (See Note 7-Income Taxes to the consolidated and combined financial statements for additional information on income taxes).

Purchase Commitments – We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2010. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Redemption of Noncontrolling Interests in Subsidiary Companies – The noncontrolling interest holders of Travel Channel and the international venture with Chello have the right to require us to repurchase their respective interests. The noncontrolling interest holders will receive fair market value for their interest at the time their options are exercised. The table of contractual commitments does not include amounts for the repurchase of noncontrolling interests.

The Food Network partnership agreement specifies a dissolution date of December 31, 2012. If the term of the partnership is not extended prior to that date, the agreement permits the Company, as the holder of approximately 80% of the applicable votes, to reconstitute the partnership and continue its business. If the partnership is not extended or reconstituted it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

Quantitative and Qualitative Disclosures about Market Risk

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes and foreign currency fluctuations.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs.

We are subject to interest rate risk associated with our credit facility as borrowings are available on a committed revolving credit basis at our choice of three short-term rates or through an auction procedure at the time of our financing needs. A majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel. A one percent increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $33.1 million and $34.7 million.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of December 31, 2010		As of December 31, 2009
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Variable rate credit facility
3.55% notes due in 2015	$884,395	$906,547	$884,239	$875,600

Total long-term debt	$884,395	$906,547	$884,239	$875,600

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Canadian dollar, the British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at December 31, 2010.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Scripps Networks Interactive and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2010. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2010. This report appears on page F-17.

Date: March 1, 2011

BY:

/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Administrative Officer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Scripps Networks Interactive, Inc.

We have audited the internal control over financial reporting of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the allocation of certain general corporate overhead expenses from The E.W. Scripps Company for periods prior to the separation of Scripps Networks Interactive, Inc. and the retrospective application of Accounting Standards Codification (ASC) 810, Consolidation (formerly Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements), which became effective January 1, 2009.

/s/    DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Scripps Networks Interactive, Inc.

We have audited the accompanying consolidated balance sheets of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated and combined statements of operations, accumulated other comprehensive income (loss) and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule at Page S-2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Scripps Networks Interactive, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

As disclosed in Note 3 to the consolidated and combined financial statements, the consolidated and combined financial statements have been adjusted for the retrospective application of Accounting Standards Codification (ASC) 810, Consolidation (formerly Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements), which became effective January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 1, 2011

Scripps Networks Interactive, Inc.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$549,897	$254,370
Accounts and notes receivable (less allowances - 2010, $5,185; 2009, $5,587)	538,734	430,410
Programs and program licenses	271,204	271,773
Other current assets	86,411	25,716

Total current assets	1,446,246	982,269
Investments	48,536	46,395
Property, plant and equipment, net	247,601	239,644
Goodwill and other intangible assets:
Goodwill	666,502	670,494
Other intangible assets, net	632,990	681,312

Total goodwill and other intangible assets, net	1,299,492	1,351,806

Other assets:
Programs and program licenses (less current portion)	252,522	255,839
Unamortized network distribution incentives	82,339	71,266
Other non-current assets	11,696	15,843

Total other assets	346,557	342,948

Total Assets	$3,388,432	$2,963,062

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,719	$27,538
Program rights payable	26,256	20,350
Customer deposits and unearned revenue	31,377	16,865
Accrued liabilities:
Employee compensation and benefits	53,557	43,377
Accrued marketing and advertising costs	19,172	13,477
Other accrued liabilities	68,361	89,101

Total current liabilities	209,442	210,708
Deferred income taxes	96,593	119,515
Long-term debt	884,395	884,239
Other liabilities (less current portion)	117,708	99,662

Total liabilities	1,308,138	1,314,124

Commitments and contingencies (Note 22)
Redeemable noncontrolling interests (Note 17)	158,148	113,886

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2010 - 133,288,144 shares; 2009 - 129,443,195 shares	1,332	1,295
Voting - authorized: 60,000,000 shares; issued and outstanding: 2010 - 34,359,113 shares; 2009 - 36,338,226 shares	344	363

Total	1,676	1,658
Additional paid-in capital	1,371,050	1,271,209
Retained earnings	414,972	113,853
Accumulated other comprehensive income (loss)	(11,525)	(3,004)

Total SNI shareholders’ equity	1,776,173	1,383,716

Noncontrolling interest (Note 17)	145,973	151,336

Total equity	1,922,146	1,535,052

Total Liabilities and Equity	$3,388,432	$2,963,062

See notes to consolidated and combined financial statements.

Scripps Networks Interactive, Inc.

Consolidated and Combined Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2010	2009	2008
Operating Revenues:
Advertising	$1,300,812	$1,018,114	$1,007,631
Network affiliate fees, net	555,039	326,467	277,370
Referral fees	172,547	165,437	235,097
Other	38,764	31,230	30,601

Total operating revenues	2,067,162	1,541,248	1,550,699

Costs and Expenses:
Employee compensation and benefits	300,635	252,380	254,839
Program amortization	400,835	328,688	279,767
Marketing and advertising	208,513	143,576	174,246
Other costs and expenses	283,343	214,956	196,432

Total costs and expenses	1,193,326	939,600	905,284

Depreciation, Amortization, and Losses:
Depreciation	62,643	58,555	45,426
Amortization of intangible assets	62,332	22,915	20,911
Write-down of goodwill and other intangible assets			243,700
Losses on disposal of property, plant and equipment	1,833	2,509	788

Total depreciation, amortization, and losses	126,808	83,979	310,825

Operating income	747,028	517,669	334,590
Interest expense	(35,167)	(2,810)	(14,207)
Travel Channel financing costs		(12,118)
Losses on repurchases of debt			(26,380)
Equity in earnings of affiliates	30,126	18,626	15,498
Miscellaneous, net	(2,083)	(1,110)	804

Income from continuing operations before income taxes	739,904	520,257	310,305
Provision for income taxes	220,924	161,474	194,710

Income from continuing operations, net of tax	518,980	358,783	115,595
Income from discontinued operations, net of tax	10,029	26,091	353

Net income	529,009	384,874	115,948
Less: net income attributable to noncontrolling interests	118,037	85,548	92,391

Net income attributable to SNI	$410,972	$299,326	$23,557

Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$2.40	$1.66	$.14
Income from discontinued operations attributable to SNI common shareholders	.06	.16	.00

Net income attributable to SNI common shareholders	$2.46	$1.81	$.14

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$2.39	$1.65	$.14
Income from discontinued operations attributable to SNI common shareholders	.06	.16	.00

Net income attributable to SNI common shareholders	$2.45	$1.81	$.14

Amounts attributable to SNI:
Income from continuing operations	$400,943	$273,235	$23,204
Income from discontinued operations	10,029	26,091	353

Net income attributable to SNI	$410,972	$299,326	$23,557

Weighted average shares outstanding:
Basic	166,800	164,921	163,245
Diluted	168,009	165,381	164,131

Net income per share amounts may not foot since each is calculated independently.

See notes to consolidated and combined financial statements.

Scripps Networks Interactive, Inc.

Consolidated and Combined Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$529,009	$384,874	$115,948
Loss (income) from discontinued operations	(10,029)	(26,091)	(353)
Depreciation and intangible assets amortization	124,975	81,470	66,337
Write-down of goodwill and other intangible assets			243,700
Amortization of network distribution costs	34,002	37,830	33,391
Losses on repurchases of debt			26,380
Program amortization	400,835	328,688	279,767
Equity in earnings of affiliates	(30,126)	(18,626)	(15,498)
Program payments	(393,539)	(284,409)	(280,893)
Capitalized network distribution incentives	(45,881)	(7,455)	(6,853)
Dividends received from equity investments	29,194	21,702	9,774
Deferred income taxes	(19,811)	(22,983)	29,863
Stock and deferred compensation plans	24,664	20,549	16,443
Changes in certain working capital accounts (excluding the effects of acquisitions):
Accounts receivable	(109,269)	(5,164)	(13,974)
Other assets	399	(4,346)	(2,348)
Accounts payable	(16,006)	(1,609)	1,813
Accrued employee compensation and benefits	10,808	6,483	7,229
Accrued income taxes	(70,870)	13,710	10,500
Other liabilities	15,536	10,438	(1,723)
Other, net	3,576	2,574	18,564

Net cash provided by continuing operating activities	477,467	537,635	538,067

Net cash provided by (used in) discontinued operating activities	10,029	(15,296)	12,041

Net operating activities	487,496	522,339	550,108

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(76,979)	(90,006)	(74,630)
Decrease (increase) in short-term investments		3,084	(4,167)
Purchase of subsidiary companies and noncontrolling interests	(14,400)	(877,500)	(9,034)
Purchase of long-term investments	(1,225)	(3,385)	(2,501)
Other, net	1,427	(1,638)	1,312

Net cash used in continuing investing activities	(91,177)	(969,445)	(89,020)

Net cash provided by (used in) discontinued investing activities		9,328	(2,806)

Net investing activities	(91,177)	(960,117)	(91,826)

Cash Flows from Financing Activities:
Proceeds from long-term debt		884,239	80,000
Payments on long-term debt (including dividend to E. W. Scripps in 2008)		(80,000)	(506,303)
Premium payment on repurchases of debt			(22,517)
Dividends paid	(50,080)	(49,507)	(24,554)
Dividends paid to noncontrolling interest	(111,703)	(88,936)	(82,657)
Change in parent company investment, net			93,958
Proceeds from employee stock options	65,230	27,735	5,873
Deferred loan costs		(6,981)	(820)
Other, net	(4,729)	(2,374)	135

Net cash provided by (used in) continuing financing activities	(101,282)	684,176	(456,885)

Effect of exchange rate changes on cash and cash equivalents	490	(1,998)	(3,959)

Increase (decrease) in cash and cash equivalents	295,527	244,400	(2,562)
Cash and cash equivalents:
Beginning of year	254,370	9,970	12,532

End of year	$549,897	$254,370	$9,970

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$20,011	$902	$13,043
Income taxes paid	301,913	177,708	155,845

See notes to consolidated and combined financial statements.

Scripps Networks Interactive, Inc.

Consolidated and Combined Statements of Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Parent Company’s Net Investment		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests (Temporary Equity)
Balance as of December 31, 2007					$949,988	$41,399	$136,999	$1,128,386	$23,400
Net income generated prior to separation					119,777		46,700	166,477
Net income (loss) generated after separation			$(96,220)				45,691	(50,529)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation, net of tax of ($2,241)						(14,311)		(14,311)
Pension liability adjustment, net of tax of ($2,043)						4,399		4,399

Other comprehensive income (loss)								(9,912)

Total comprehensive income (loss)								106,036

Net transfer from parent					552,966			552,966
Dividend to parent					(430,306)			(430,306)
Distribution of SNI common stock to effect the spin-off	$1,635							1,635
Transfer of net investment to additional paid-in-capital		$1,190,790			(1,192,425)			(1,635)
Reverse EITF D-98 adoption adjustments relating to FLN interest acquired		7,501					1,499	9,000	(9,000)
Purchase of additional interest in FLN							(1,499)	(1,499)
Redeemable noncontrolling interest fair value adjustment		5,000						5,000	(5,000)
Dividends paid to noncontrolling interest							(82,657)	(82,657)
Dividends: declared and paid - $.15 per share			(24,554)					(24,554)
Stock-based compensation expense		11,035						11,035
Exercise of employee stock options: 259,559 shares issued	3	5,870						5,873
Other stock-based compensation, net: 18,715 shares issued; 17,109 shares repurchased; 16,297 shares forfeited		(278)						(278)
Tax benefits of compensation plans		12						12

As of December 31, 2008	1,638	1,219,930	(120,774)			31,487	146,733	1,279,014	9,400
Net income (loss)			299,326				93,223	392,549	(7,675)
Other comprehensive income (loss), net of tax:
Foreign currency translations arising during period, net of tax of ($1,929)						5,344	316	5,660	(19)
Reclassification adjustment for foreign currency translation gains included in net income						(44,423)		(44,423)
Pension liability adjustment, net of tax of ($3,036)						4,588		4,588

Other comprehensive income (loss)								(34,175)	(19)

Total comprehensive income (loss)								358,374	(7,694)

Recognize redeemable noncontrolling interests from transactions									99,505
Redeemable noncontrolling interests fair value adjustments		2,517	(15,192)					(12,675)	12,675
Dividends paid to noncontrolling interest							(88,936)	(88,936)
Dividends: declared and paid - $.30 per share			(49,507)					(49,507)
Settlements with former parent for pre-separation adjustments		3,696						3,696
Convert 230,000 Voting Shares to Class A Common Shares
Stock-based compensation expense		17,487						17,487
Exercise of employee stock options: 1,142,019 shares issued	11	27,724						27,735
Other stock-based compensation, net: 947,021 shares issued; 55,655 shares repurchased; 4,287 shares forfeited	9	(215)						(206)
Tax benefits of compensation plans		70						70

As of December 31, 2009	1,658	1,271,209	113,853			(3,004)	151,336	1,535,052	113,886
Net income (loss)			410,972				120,049	531,021	(2,012)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of ($824)						985	63	1,048	(56)
Pension liability adjustment, net of tax of $6,031						(9,506)		(9,506)

Other comprehensive income (loss)								(8,458)	(56)

Total comprehensive income (loss)								522,563	(2,068)

Additions to noncontrolling interest									957
Redemption of noncontrolling interest in FLN									(14,400)
Redeemable noncontrolling interests fair value adjustments			(59,773)					(59,773)	59,773
Contribution of Cooking Channel to Food Network Partnership		13,772					(13,772)
Dividends paid to noncontrolling interest							(111,703)	(111,703)
Dividends: declared and paid - $.30 per share			(50,080)					(50,080)
Convert 1,979,113 Voting Shares to Class A Common Shares
Stock-based compensation expense		21,773						21,773
Exercise of employee stock options: 1,952,243 shares issued	19	65,211						65,230
Other stock-based compensation, net: 142,551 shares issued; 218,676 shares repurchased; 10,282 shares forfeited	(1)	(7,756)						(7,757)
Tax benefits of compensation plans		6,841						6,841

As of December 31, 2010	$1,676	$1,371,050	$414,972	$		$(11,525)	$145,973	$1,922,146	$158,148

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

Description of Business – The Company operates in the media industry and has interests in national television networks and internet based media outlets. The Company’s reportable segments include Lifestyle Media and Interactive Services. The Lifestyle Media segment includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country (“GAC”). Lifestyle Media also includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses, such as HGTVPro.com and FrontDoor.com, serving food, home and travel related categories. The Interactive Services segment includes our online comparison shopping service, Shopzilla, and its related online comparison shopping brands, BizRate, Beso and Tada. See Note 21- Segment Information for additional information about the Company’s reportable segments.

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

Our financial statements include estimates, judgments, and assumptions used in accounting for business acquisitions, dispositions, program assets, asset impairments, revenue recognition, depreciation and amortization, pension plans, share-based compensation, income taxes, redeemable noncontrolling interests in subsidiaries, fair value measurements, and contingencies.

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

Concentration Risks – Approximately 70% of our operating revenues are derived from marketing services, including advertising and referral fees. Operating results can be affected by changes in the demand for such services both nationally and in individual markets.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with an original maturity of less than three months. Cash equivalents, which primarily consist of money market funds, are carried at cost plus accrued income, which approximates fair value. As of December 31, 2010 and 2009, approximately $180 million of cash is restricted in use to the operations of the Travel Channel.

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

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 - 45 years
Leasehold improvements	Term of lease or useful life
Program production equipment	3 to 15 years
Computer hardware and software	3 to 5 years
Office and other equipment	3 to 10 years

Programs and Program Licenses – Programming is either produced by us or for us by independent production companies, or is licensed under agreements with independent producers.

Costs of programs produced by us or for us include capitalizable direct costs, production overhead, development costs and acquired production costs. Costs to produce live programming that is not expected to be rebroadcast are expensed as incurred. Production costs for programs produced by us or for us are capitalized. Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when the programs become available for broadcast. Program licenses are not discounted for imputed interest. Program assets are amortized to expense over the estimated useful lives of the programs based upon future cash flows. The amortization of program assets generally results in an accelerated method over the estimated useful lives.

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

Program rights liabilities payable within the next twelve months are included in program rights payable. Noncurrent program rights liabilities are included in other noncurrent liabilities. The carrying value of our program rights liabilities approximate fair value.

Goodwill – Goodwill represents the cost of acquisitions in excess of the fair value of the acquired businesses’ tangible assets and separately identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually at the reporting unit level. We perform our annual impairment review during the fourth quarter. A reporting unit is defined as operating segments or groupings of businesses one level below the operating segment level. The Company’s reporting units are Lifestyle Media and Interactive Services, which consists entirely of Shopzilla and its related online comparison shopping Web sites.

Amortizable Intangible Assets–The Company’s amortizable intangible assets consist, mainly, of the value assigned to acquired network distribution relationships, customer lists and trade names.

Network distribution intangible assets represent the value assigned to an acquired programming service’s relationships with cable and satellite television systems that distribute its programs. These relationships and distribution provide the opportunity to deliver advertising to viewers. We amortize these contractual relationships on a straight line basis, over the terms of the distribution contracts and expected renewal periods, which approximate 20 years.

Customer lists, trade names and other intangible assets are amortized in relation to their expected future cash flows over estimated useful lives of up to 20 years.

Impairment of Long-Lived Assets –Long-lived assets (primarily property, plant and equipment, amortizable intangible assets and network distribution incentives) are reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on a combination of discounted cash flows, market multiples and other indicators. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes – Consolidated subsidiary companies include general partnerships and limited liability companies which are treated as partnerships for tax purposes. Income taxes on partnership income and losses accrue to the individual partners. Accordingly, our financial statements do not include a provision (benefit) for income taxes on the noncontrolling partners’ share of the income (loss) of those consolidated subsidiary companies.

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

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties associated with such tax positions are included in the tax provision. The liability for additional taxes and interest is included in other long-term liabilities.

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

Stock-Based Compensation – We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 23 -Capital Stock and Stock Compensation Plans. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and restricted and performance-based restricted units to key employees and non-employee directors.

Compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, is measured using a binomial lattice model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

Certain awards of Class A Common shares have performance and service conditions under which the number of shares granted is determined by the extent to which such conditions are met (“Performance Shares”). Compensation costs for such awards are measured by the grant-date fair value of a Class A Common share and the number of shares earned. In periods prior to completion of the performance period, compensation costs are based upon estimates of the number of shares that will be earned.

Compensation costs attributed to nonqualified stock options, net of estimated forfeitures due to termination of employment, are recognized on a straight-line basis over the requisite service period of the award. The requisite service period is generally the vesting period stated in the award. However, because stock compensation grants, excluding stock units, vest upon the retirement of the employee, grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period.

Compensation costs attributed to stock units, net of estimated forfeitures due to termination of employment or failure to meet performance targets, are recognized according to the graded vesting over the requisite service period.

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

The following table presents information about basic and diluted weighted-average shares outstanding:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Basic weighted-average shares outstanding	166,800	164,921	163,245
Effect of dilutive securities:
Unvested performance share awards and share units held by employees	131	147	344
Stock options held by employees and directors	1,078	313	542

Diluted weighted-average shares outstanding	168,009	165,381	164,131

Anti-dilutive stock securities	2,513	6,214	13,245

3. Accounting Standards Updates and Recently Issued Accounting Standards Updates

Accounting Standards Updates

In December 2007, an update was made to the Accounting Standards Codification (“ASC”) Consolidation Topic, ASC 810 (“ASC 810 Update”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. We adopted the ASC 810 Update on January 1, 2009 and reported our noncontrolling interests (previously reported as minority interest liability) as a separate component of shareholders’ equity. Net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company are also presented separately in the consolidated and combined statements of operations. The ASC 810 Update also requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests; while all other requirements of the update are to be applied prospectively.

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

In January 2010, an update was issued to the Fair Value Measurements and Disclosures Topic, ASC 820, which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for us on January 1, 2010, except for Level 3 reconciliation disclosures which will be effective for us on January 1, 2011. The update did not have a material impact on our disclosures to our consolidated and combined financial statements.

Recently Issued Accounting Standards Updates

In December 2010, an update was made to the Intangibles—Goodwill and Other Topic, ASC 350, which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update will become effective for us on January 1, 2011. We do not expect the adoption of this update will have a material impact on our consolidated and combined financial statements.

4. Acquisitions

Travel Channel – On December 15, 2009 we acquired a 65 percent controlling interest in the Travel Channel (the “Travel Channel Acquisition”). The transaction was structured as a leveraged joint venture between SNI and Cox TMI, Inc., a wholly owned subsidiary of Cox Communications, Inc. (“Cox”). Pursuant to the terms of the transaction, Cox contributed the Travel Channel, valued at $975 million, and SNI contributed $181 million in cash to a newly created partnership. The partnership also completed a private placement of $885 million aggregate principal amount of notes (“Senior Notes”) that were guaranteed by SNI. Cox agreed to indemnify SNI for payments made in respect of SNI’s guarantee. (See Note 15—Long-Term Debt for additional details). Proceeds from the issuance of the Senior Notes totaling $877.5 million were distributed to Cox. In connection with the transaction, SNI received a 65% controlling interest in Travel Channel and Cox retained a 35% noncontrolling interest in the business. The transaction provided a unique opportunity to meaningfully expand SNI’s portfolio into a lifestyle category that is highly desirable to media consumers, advertisers and programming distributors. As part of the transaction, the partnership incurred financing and transaction related costs of approximately $22.3 million. Approximately $10.2 million of these costs are included in the caption other costs and expenses and $12.1 million are included in the caption Travel Channel financing costs in our consolidated and combined statement of operations for the year ended December 31, 2009. Debt issuance costs of $6.1 million were incurred in connection with the issuance of the Senior Notes and were capitalized in the caption other assets in our consolidated balance sheet.

The following table summarizes the fair values of the Travel Channel assets acquired and liabilities assumed recognized at the closing date, as well as the fair value at the closing date of the noncontrolling interest. The allocation of the purchase price reflects final values assigned which may differ from preliminary values reported in the financial statements for prior periods.

2009
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

The following table presents the amounts of Travel’s revenue and earnings included in SNI’s consolidated and combined statement of operations for the year ended December 31, 2009, and the revenue and income from continuing operations of the combined entity had the acquisition date been January 1, 2009. These pro forma results include adjustments for interest expense that would have been incurred to finance the transaction and reflect purchase accounting adjustments for additional amortization expense on acquired intangible assets. The pro forma results exclude the $22.3 million of financing and other transaction related costs that were expensed in conjunction with the transaction. The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at January 1, 2009.

(in thousands)	Revenue	Income (loss) from continuing operations attributable to SNI	Earnings per SNI common shareholders
Actual from 12/15/2009 - 12/31/2009	$11,481	$(4,450)
Supplemental pro forma 1/1/2009 - 12/31/2009 (unaudited)	1,758,119	269,679	1.63

FLN – In January of 2010, we acquired the remaining 6% residual interest in FLN for cash consideration of $14.4 million. In the third quarter of 2008, we had previously acquired a 4% interest in FLN for cash consideration of $9.0 million.

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

Operating results of our discontinued operations were as follows:

(in thousands)	For the years ended December 31,
	2010	2009	2008
Total operating revenues	$—	$22,732	$39,938

Income (loss) from discontinued operations, before tax:
Income (loss) from operations	$714	$(4,131)	$(986)
Gain on divestiture		28,668

Income (loss) from discontinued operations, before tax	714	24,537	(986)
Income taxes (benefit)	(9,315)	(1,554)	(1,339)

Income (loss) from discontinued operations, net of tax	$10,029	$26,091	$353

The income tax benefit recorded during 2010 reflects a reduction in the valuation allowance on the deferred tax asset resulting from the uSwitch sale in December 2009. The reduction in the valuation allowance is attributed to the partial utilization of the uSwitch capital loss against gains that were generated in periods prior to the Company’s separation from E.W. Scripps. In accordance with the tax allocation agreement with E.W. Scripps, we were notified in 2010 that these capital gains were available for use by SNI. The income tax benefit increased income from discontinued operations $9.3 million.

The gain on the uSwitch divestiture in 2009 reflects the recognition of $44.4 million in foreign currency translation gains that were previously recognized in equity as a component of accumulated other comprehensive income. The foreign currency translation gain was partially offset by a $6.8 million charge recorded for lease obligations we retained in the sale and an $8.9 million loss that was recognized on the sale of uSwitch’s net assets.

6. Transaction Costs and Other Charges and Credits

Income from continuing operations was affected by the following:

Food Network Partnership noncontrolling interest – During 2010, we completed the rebranding of the Fine Living Network (“FLN”) to the Cooking Channel and subsequently contributed the membership interest of the Cooking Channel to the Food Network Partnership (the “Partnership”) in August of 2010. In accordance with the terms of the Partnership agreement, the noncontrolling interest owner is required to make a pro-rata capital contribution to maintain its proportionate interest in the Partnership. At the close of our 2010 fiscal year, the noncontrolling owner had not made a capital contribution which resulted in its ownership interest in the Partnership being diluted from 31 percent to 25 percent. Accordingly, for the four months following the Cooking Channel contribution, profits were allocated to the noncontrolling owner at its reduced ownership percentage, reducing net income attributed to noncontrolling interest by $8.0 million in 2010. Net income attributable to SNI was increased $4.7 million.

Travel Channel and other costs – Operating results include $29.9 million of transition costs following our acquisition of a controlling interest in the Travel Channel in December 2009. Operating results also include $11.0 million of marketing and legal expenses incurred to support the Company’s affiliate agreement renewal negotiations for Food Network and HGTV. These items reduced net income attributable to SNI $17.8 million.

During the fourth quarter of 2009, we incurred financing and other transaction related costs of $22.3 million associated with our acquisition of a 65% controlling interest in the Travel Channel and $4.0 million of costs related to international investments. These items reduced net income attributable to SNI $13.9 million.

Income tax adjustments – In the fourth quarter of 2010, we reached agreement with certain state tax authorities on income tax positions taken in our prior period tax returns. The settlements and related remeasurements of our liability for uncertain tax positions provided an income tax benefit of $15.7 million in the fourth quarter.

During the third quarter 2010, a favorable adjustment was recorded to the income tax provision attributed to changes in both estimated foreign tax credits and state apportionment factors reflected in our filed tax returns. Year-to-date net income attributable to SNI was increased by $4.3 million.

Our tax provision in 2009 includes adjustments that were primarily attributed to differences identified between our prior year tax provision and tax returns. Net income attributable to SNI was increased by $10.6 million.

Cooking Channel rebranding – During the fourth quarter of 2009, we announced that FLN would be rebranded as The Cooking Channel. The Cooking Channel rebranding was completed in the second quarter of 2010. As a result of the decision to rebrand FLN, we completed an analysis of FLN’s programming library and recorded a non-cash charge of $21.1 million in the fourth quarter of 2009 to write-off FLN programming rights. The charge reduced net income attributable to SNI $12.1 million.

Write-down of goodwill – In conjunction with impairment tests of goodwill and intangible assets, we determined that the carrying value of our Shopzilla business exceeded its fair value. Accordingly, our 2008 results included a write-down of Shopzilla goodwill totaling and reducing net income attributable to SNI by $244 million.

Separation from E. W. Scripps – As a result of the distribution of SNI to the shareholders of E. W. Scripps, SNI employees holding share-based equity awards, including share options and restricted shares, received modified awards in our Company’s stock. Under share-based equity accounting guidance, the adjustment to the outstanding share-based equity awards is considered a modification and incremental stock-based compensation expense is recognized to the extent that the fair value of the awards immediately prior to the modification is less than the fair value of the awards immediately after the modification. In 2008, we recorded a non-cash charge of $4.9 million related to the modification of these stock-based awards. Net income attributable to SNI was reduced by $3.2 million.

In the second quarter of 2008, E. W. Scripps redeemed its outstanding notes which were previously allocated to us in our combined financial statements. The associated loss on extinguishment from such redemption, which was not deductible for income tax purposes, has been allocated to us in our statement of operations resulting in a reduction to net income attributable to SNI of $26.4 million.

7. Income Taxes

We file a consolidated U.S. federal income tax return, unitary tax returns in certain states, and separate state income tax returns for certain of our subsidiary companies in other states. Included in our federal and state income tax returns is our proportionate share of the taxable income or loss of partnerships and limited liability companies that are treated as partnerships for tax purposes (“pass-through entities”). Our consolidated and combined financial statements do not include any provision (benefit) for income taxes on the income (loss) of pass-through entities attributed to the noncontrolling interests.

Food Network and Cooking Channel are operated under the terms of a general partnership agreement. The Travel Channel is a limited liability company and treated as a partnership for tax purposes.

A reconciliation of amounts included in income from continuing operations before income taxes and the income (loss) allocated to us for tax purposes is as follows:

(in thousands)	For the years ended December 31,
	2010	2009	2008
Income allocated to SNI	$622,008	$430,923	$217,698
Income of pass-through entities allocated to noncontrolling interests	117,896	89,334	92,607

Income from continuing operations before income taxes	$739,904	$520,257	$310,305

The provision for income taxes consisted of the following:

(in thousands)	For the years ended December 31,
	2010	2009	2008
Current:
Federal	$194,451	$171,494	$150,609
Tax benefits from NOLs	(85)	(85)	(3,003)

Federal, net	194,366	171,409	147,606

State and local	41,871	17,808	26,382
Tax benefits from NOLs	(2,794)	(5,097)	(2,744)

State and local, net	39,077	12,711	23,638

Foreign	445	268	(4,899)

Total	233,888	184,388	166,345
Tax benefits of compensation plans allocated to additional paid-in capital	6,841	70	12

Total current income tax provision	240,729	184,458	166,357

Deferred:
Federal	(25,522)	(22,548)	22,573
Other	510	4,529	5,582

Total	(25,012)	(18,019)	28,155
Deferred tax allocated to other comprehensive income	5,207	(4,965)	198

Total deferred income tax provision	(19,805)	(22,984)	28,353

Provision for income taxes	$220,924	$161,474	$194,710

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
U.S. state and local income taxes, net of federal income tax benefit	3.3	3.2	2.9
Income of pass-through entities allocated to noncontrolling interests	(5.6)	(5.8)	(5.6)
Section 199 - Production Activities Deduction	(2.7)	(1.9)	(1.4)
Non-deductible debt extinguishment loss			1.6
Miscellaneous	(0.1)	0.5	2.6

Effective income tax rate excluding effects of impairment	29.9%	31.0%	35.1%
Impact of goodwill and other intangible asset impairments			27.6

Effective income tax rate	29.9%	31.0%	62.7%

We believe adequate provision has been made for all open tax years.

The approximate effect of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

	As of December 31,
(in thousands)	2010	2009
Deferred tax assets:
Accrued expenses not deductible until paid	$(5,242)	$(4,198)
Deferred compensation and retiree benefits not deductible until paid	(44,534)	(38,277)
Tax basis capital loss and credit carryforwards	(130,335)	(140,477)
State and foreign net operating loss carryforwards	(17,469)	(18,002)
Other temporary differences, net	(4,067)	(1,980)

	(201,647)	(202,934)

Deferred tax liabilities:
Property, plant and equipment	6,927	3,362
Goodwill and other intangible assets	47,877	44,317
Investments, primarily gains and losses not yet recognized for tax purposes	62,273	73,711
Programs and program licenses	26,852	41,182

	143,929	162,572

Valuation allowance for deferred tax assets	146,590	154,246

Net deferred tax liability	$88,872	$113,884

At December 31, 2010, we had $61.9 million of net operating loss and non-deductible interest expense carryforwards related to our U.K. subsidiaries. Although these carryforwards are subject to unlimited carryforward periods, the deferred tax assets for these items have been reduced by a valuation allowance of $16.7 million as it is more likely than not that these loss carryforwards will not be realized.

uSwitch was sold December 23, 2009 resulting in a capital loss of $374 million. A portion of the capital loss was carried back to earlier tax years in 2010, however no capital gains are expected in the remaining carryforward period. Therefore, a valuation allowance of $130 million has been recorded on the deferred tax asset for the loss as it is more likely than not that the capital loss will not be utilized.

Undistributed earnings of foreign subsidiaries not included in our consolidated federal income tax returns that could be subject to additional U.S. or foreign tax if remitted totaled $4.5 million as of December 31, 2010. No provision for U.S. or foreign income tax has been made on these undistributed earnings as management intends to remit only the portion of such earnings that would be offset by U.S. foreign tax credits. It intends to reinvest the remainder outside the U.S. indefinitely. It is not practicable to estimate the amount of deferred income taxes related to permanently reinvested amounts.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)	2010	2009	2008
Gross unrecognized tax benefits - beginning of year	$61,201	$62,136	$51,380
Increases in tax positions for prior years	6,552	11,141	7,499
Decreases in tax positions for prior years	(3,411)	(16,337)	(2,215)
Increases in tax positions for current year	20,950	16,787	15,424
Settlements	(11,385)	(1,309)	(721)
Lapse in statute of limitations	(12,307)	(11,217)	(9,231)

Gross unrecognized tax benefits - end of year	$61,600	$61,201	$62,136

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $39.4 million at December 31, 2010, $44.5 million at December 31, 2009 and $40.9 million at December 31, 2008. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. Related to the amounts above, we recognized an interest benefit of $1.7 million in 2010, $0.2 million in 2009, and $1.1 million in 2008. Included in the balance of unrecognized tax benefits at December 31, 2010, December 31, 2009, and December 31, 2008, respectively, are $5.1 million, $7.6 million, and $7.9 million of liabilities for interest.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. As of December 31, 2010, we had been examined by the Internal Revenue Service (“IRS”) through calendar year 2006. In addition, there are state examinations currently in progress. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $14.7 million.

Our tax years for 2007 and forward are subject to examination by the tax authorities. With a few exceptions, the Company is no longer subject to federal, state, local or foreign examinations by tax authorities for years prior to 2006.

8. Investments

The approximate ownership interest in each of our equity method investments and their respective investment balances were as follows:

(in thousands)	Ownership Interest	As of December 31,
		2010	2009
HGTV Canada	33.00%	$23,569	$25,667
Food Canada	29.00%	13,230	12,986
Fox-BRV Southern Sports Holdings	7.25%	9,239	7,562
Food Network Magazine JV	50.00%	2,318
Other		180	180

Total investments		$48,536	$46,395

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. No impairments were recognized on any of our equity method investments in 2010, 2009, or 2008.

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

There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2010. The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010:

(in thousands)	Total	Level 1		Level 2	Level 3
Assets:
Cash equivalents	$485,465		$485,465	$	$

Temporary equity:
Redeemable noncontrolling interests	$158,148	$		$		$158,148

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009:

(in thousands)	Total	Level 1		Level 2	Level 3
Assets:
Cash equivalents	$218,534		$218,534	$	$

Temporary equity:
Redeemable noncontrolling interests	$113,886	$		$		$113,886

We determine the fair value of the redeemable noncontrolling interests by using market data, appraised values, discounted cash flow analyses or by applying comparable market multiples to the respective businesses’ current forecasted results (refer to Note 17—Redeemable Noncontrolling Interests and Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

(in thousands)	Redeemable Noncontrolling Interests As of December 31,
	2010	2009
Beginning period balance	$113,886	$9,400
Redemption of noncontrolling interest	(14,400)
Additions to noncontrolling interest	957
Recognize redeemable noncontrolling interests from transactions		99,505
Net loss	(2,012)	(7,675)
Noncontrolling interests’ share of foreign currency translation	(56)	(19)
Fair value adjustment	59,773	12,675

Ending period balance	$158,148	$113,886

The net loss amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our statements of operations.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	As of December 31,
	2010	2009
Land and improvements	$11,835	$11,865
Buildings and improvements	131,943	114,822
Equipment	152,775	153,027
Computer software	173,587	168,061

Total	470,140	447,775
Accumulated depreciation	222,539	208,131

Property, plant and equipment	$247,601	$239,644

11. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

(in thousands)	As of December 31,
	2010	2009
Goodwill	$910,202	$914,194
Accumulated impairments	(243,700)	(243,700)

Goodwill, net	666,502	670,494

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	514,944	504,847
Customer lists	197,917	194,003
Copyrights and other trade names	78,057	78,167
Other	19,908	20,478

Total carrying amount	810,826	797,495

Accumulated amortization:
Acquired network distribution	(43,624)	(17,155)
Customer lists	(99,812)	(71,472)
Copyrights and other trade names	(17,497)	(11,491)
Other	(16,903)	(16,065)

Total accumulated amortization	(177,836)	(116,183)

Total other intangible assets	632,990	681,312

Total goodwill and other intangible assets	$1,299,492	$1,351,806

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

(in thousands)	Lifestyle Media	Interactive Services	Corporate	Total
Goodwill:
Balance as of December 31, 2008	$268,195	$156,018		$424,213
Business acquisitions	246,281			246,281

Balance as of December 31, 2009	514,476	156,018		670,494
Adjustment of purchase price allocations	(3,992)			(3,992)

Balance as of December 31, 2010	$510,484	$156,018		$666,502

Amortizable intangible assets:
Balance as of December 31, 2008	$38,175	$65,453		$103,628
Business acquisitions	598,257		$245	598,502
Additions	2,025	130		2,155
Other		(55)		(55)
Foreign currency translation adjustment			(3)	(3)
Amortization	(6,632)	(16,283)		(22,915)

Balance as of December 31, 2009	631,825	49,245	242	681,312
Adjustment of purchase price allocations	14,021			14,021
Foreign currency translation adjustment			(11)	(11)
Amortization	(47,908)	(14,335)	(89)	(62,332)

Balance as of December 31, 2010	$597,938	$34,910	$142	$632,990

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

To determine the fair value of our reporting units, we used market data and discounted cash flow analyses. No other impairment losses were recorded in 2010 or 2009.

Estimated amortization expense of intangible assets for each of the next five years is expected to be $55.8 million in 2011, $52.1 million in 2012, $46.6 million in 2013, $44.8 million in 2014, $34.6 million in 2015 and $399.1 million in later years.

12. Programs and Program Licenses

Programs and program licenses consisted of the following:

(in thousands)	As of December 31,
	2010	2009
Cost of programs available for broadcast	$1,314,928	$1,290,128
Accumulated amortization	914,809	899,209

Total	400,119	390,919
Progress payments on programs not yet available for broadcast	123,607	136,693

Total programs and program licenses	$523,726	$527,612

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. These contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $131 million at December 31, 2010. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $403 million in 2010, $287 million in 2009, and $280 million in 2008.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
2011	$224,343	$93,138	$317,481
2012	111,076	82,113	193,189
2013	50,493	43,984	94,477
2014	13,927	27,011	40,938
2015	280	7,890	8,170
Later years		248	248

Total	$400,119	$254,384	$654,503

Actual amortization in each of the next five years will exceed the amounts presented above as our national television networks will continue to produce and license additional programs.

13. Unamortized Network Distribution Incentives

Unamortized network distribution incentives consisted of the following:

(in thousands)	As of December 31,
	2010	2009
Network launch incentives	$58,026	$42,013
Unbilled affiliate fees	24,313	29,253

Total unamortized network distribution incentives	$82,339	$71,266

We capitalized launch incentive payments totaling $41.2 million in 2010, $3.7 million in 2009 and $3.5 million in 2008.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated and combined financial statements, and estimated amortization of recorded network distribution incentives for each of the next five years, is presented below.

(in thousands)
Amortization for the year ended December 31:
2010	$34,002
2009	37,830
2008	33,391

Estimated amortization for the year ending December 31:
2011	$39,768
2012	23,003
2013	5,999
2014	6,337
2015	6,215
Later years	1,017

Total	$82,339

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of our networks.

14. Other Accrued Current Liabilities

Other accrued current liabilities consisted of the following:

(in thousands)	As of December 31,
	2010	2009
Accrued rent	$14,062	$12,346
Accrued interest	14,487	1,396
Accrued taxes		13,328
Payable to E. W. Scripps		6,500
Accrued license and copyright fees	1,109	4,207
Accrued expenses	38,703	51,324

Total	$68,361	$89,101

15. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	As of December 31,
	2010	2009
Senior notes	$884,395	$884,239

Fair value of long-term debt *	$906,547	$875,600

*	Fair value was estimated based on current rates available to the Company

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

On June 30, 2008, we entered into a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. In 2009, we amended the Facility to accommodate increased subsidiary indebtedness as a result of the Travel Channel Acquisition. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 175 basis points and undrawn amounts bearing interest at 25 basis points as of December 31, 2010. There were no outstanding borrowings under the Facility at December 31, 2010 or December 31, 2009.

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

The revolving credit facility and Senior Notes include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio. We are in compliance with all debt covenants.

As of December 31, 2010, we had outstanding letters of credit totaling $1.1 million.

Capitalized interest was $0.4 million in 2010, $0.2 million in 2009 and $0.5 million in 2008.

16. Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of December 31,
	2010	2009
Liability for pension and post employment benefits	$52,583	$40,298
Deferred compensation	16,193	13,543
Liability for uncertain tax positions	42,694	42,404
Other	6,238	3,417

Other liabilities (less current portion)	$117,708	$99,662

17. Redeemable Noncontrolling Interests and Noncontrolling Interest

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

A noncontrolling interest holds a 35% residual interest in the Travel Channel. The noncontrolling interest has the right to require us to repurchase their interest and we have an option to acquire their interest. The noncontrolling interest will receive the fair value for its interest at the time their option is exercised. The put options on the noncontrolling interest in the Travel Channel become exercisable in 2014. The call options become exercisable in 2015.

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

Our consolidated balance sheets include a redeemable noncontrolling interest balance of $158 million at December 31, 2010 and $114 million at December 31, 2009.

The Food Network is operated and organized under the terms of a general partnership ( the “Partnership”). SNI and a noncontrolling owner hold interests in the Partnership.

During 2010, we completed the rebranding of FLN to the Cooking Channel and subsequently contributed the membership interest of the Cooking Channel to the Partnership in August of 2010. The unamortized carrying value of the net assets contributed totaled $51.4 million and were primarily comprised of program assets and network distribution assets pertaining to affiliation agreements previously secured by FLN. The fair value of the net assets significantly exceeded the carrying value at the date of contribution.

In accordance with the terms of the Partnership agreement, the noncontrolling interest owner is required to make a pro-rata capital contribution to maintain its proportionate interest in the Partnership. Based on the fair value of the assets contributed by SNI, the noncontrolling interest owner is required to make a $52.8 million contribution. At the close of our 2010 fiscal year, the noncontrolling owner had not made this contribution, and its ownership interest in the Partnership was diluted from 31 percent to 25 percent. Accordingly, for the four months following the Cooking Channel contribution, profits were allocated to the noncontrolling owner at its reduced ownership percentage, reducing net income attributed to noncontrolling interest by $8.0 million in 2010.

On February 28, 2011, the noncontrolling owner made the $52.8 million pro-rata contribution to the Partnership and its ownership interest was returned to the pre-dilution percentage as if this pro-rata contribution had been made as of the date of the Cooking Channel contribution.

The Food Network partnership agreement specifies a dissolution date of December 31, 2012. If the term of the partnership is not extended prior to that date, the agreement permits the Company, as the holder of approximately 80% of the applicable votes, to reconstitute the partnership and continue its business. If the partnership is not extended or reconstituted it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

18. Related Party Transactions

Cash Management

Prior to the separation from E. W. Scripps on July 1, 2008, E. W. Scripps used a centralized approach for cash management to finance its operations. The Company’s cash was available for use and was regularly “swept” by E. W. Scripps to a concentration account at its discretion.

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

Allocated Expenses

For periods prior to the separation, the Company was allocated estimates of Scripps Networks Interactive’s portion of E. W. Scripps corporate expenses for those periods based on a pro-rata percentage of E. W. Scripps’ combined net revenue, headcount and usage. General corporate overhead expenses primarily related to centralized corporate functions, which included finance, legal, internal audit, human resources, information technology, and various other functions historically provided by E. W. Scripps. For the first six months of 2008, the Company was allocated $27.7 million of general corporate overhead expenses incurred by E. W. Scripps.

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

Tax Allocation Agreement

The Tax Allocation Agreement sets forth the allocations and responsibilities of E. W. Scripps and Scripps Networks Interactive with respect to liabilities for federal, state, local and foreign income taxes for periods before and after the spin-off, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally, E. W. Scripps and Scripps Networks Interactive will be responsible for income taxes for periods before the spin-off for their respective businesses. In 2010, we were notified that the capital loss created from our sale of uSwitch in 2009 could be utilized against capital gains generated in periods prior to our separation from E. W. Scripps. In connection with the 2009 year-end analysis of our tax accounts and the reconciliations of the tax provision to respective tax returns, determination was made that we owed payment to E. W. Scripps for tax related matters totaling $6.5 million as of December 31, 2009. The liability to E. W. Scripps as of December 31, 2009 is included within other accrued liabilities in the consolidated balance sheet.

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

Following the Separation, The Employee Matters Agreement provided for the participation of our employees in certain benefit plans of E. W. Scripps, including the E.W. Scripps pension, retirement and investment and supplemental executive retirement plans, during a transition period ending on December 31, 2008. Following the Separation, our pension costs and pension obligations were actuarially determined based upon the actual number of individuals employed by SNI. Since the actuarially determined amounts differ from the estimates that are being reported in our carve-out financial statements for periods prior to July 1, 2008, the footnote presentation below reflects the actual number of individuals employed by SNI for each period presented. The line captioned “actuarial adjustment related to the separation”, that are reported in the tables below, reflect the impacts of E. W. Scripps corporate employees that became employees of SNI effective July 1, 2008.

The Employee Matters Agreement also provided a structural framework for the employee benefit plans and programs established by us. During 2009, the Scripps Networks Interactive, Inc. Pension Plan (“SNI Pension Plan”) and the Scripps Networks Interactive, Inc. SERP were established, after which the actuarial-determined values of the assets and liabilities attributable to certain plan assets or account balances related to SNI employees were transferred to our new plans. The line captioned “actuarial adjustment related to the separation” for 2009 reflects the difference in the actual plan assets transferred to the SNI pension plan and the plan asset amounts that were estimated as of December 31, 2008.

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

The measurement date used for the retirement plans is December 31. The components of the expense consisted of the following:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans			SERP
	2010	2009	2008	2010	2009	2008
Service cost		$5,137	$5,403		$1,680	$2,211
Interest cost	$3,092	3,539	3,221	$1,527	1,650	1,786
Expected return on plan assets	(2,575)	(1,971)	(2,591)
Amortization of prior service cost (credit)		163	163		(82)	(81)
Settlement (gain)/loss				304
Amortization of net (gain)/loss		632	341	137	561	1,418
Curtailments		993			(447)

Total for defined benefit plans	$517	$8,493	$6,537	$1,968	$3,362	$5,334

Assumptions used in determining the annual retirement plans expense were as follows:

	Defined Benefit Plans			SERP
	2010	2009	2008	2010	2009	2008
Discount rate	6.20%	6.25%	6.25%	6.00%	6.25%	6.25%
Long-term rate of return on plan assets	7.50%	7.50%	8.25%	N / A	N / A	N / A
Increase in compensation levels	4.10%	4.40%	7.40%	4.10%	4.40%	7.40%

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

Obligations and Funded Status – Defined benefit plans pension obligations and funded status are actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2010	2009	2010	2009
Accumulated benefit obligation	$55,483	$42,754	$26,849	$22,159

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$51,295	$47,076	$25,541	$22,127
Service cost		5,137		1,680
Interest cost	3,092	3,539	1,527	1,650
Benefits paid	(708)	(225)	(228)	(2,318)
Actuarial losses (gains)	10,695	5,439	5,376	5,180
Curtailments		(9,671)		(2,778)
Settlements			(751)

Projected benefit obligation at end of year	64,374	51,295	31,465	25,541

Plan assets:
Fair value at beginning of year	33,963	24,339
Actual return on plan assets	4,857	5,656
Company contributions	3,000	3,000	2,880	2,318
Benefits paid	(708)	(225)	(228)	(2,318)
Settlements			(2,652)
Actuarial adjustment related to the separation		1,193

Fair value at end of year	41,112	33,963	—	—

Over / (under) funded status	$(23,262)	$(17,332)	$(31,465)	$(25,541)

Amounts recognized as assets and liabilities in the consolidated balance sheets:
Current liabilities			$(2,144)	$(2,575)
Non-current liabilities	$(23,262)	$(17,332)	(29,321)	(22,966)

Total	$(23,262)	$(17,332)	$(31,465)	$(25,541)

Amounts recognized in accumulated other comprehensive loss (income) consist of:
Net (gain) / loss	$8,930	$517	$14,093	$6,968

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost other comprehensive loss (income) consist of:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2010	2009	2010	2009
Net actuarial loss (gain)	$8,413	$1,755	$7,566	$4,890
Amortization of net gain (loss)		(632)	(137)	(561)
Amortization of prior service credit (cost)		(163)		82
Other AOCI adjustments: unrecognized loss		(9,671)		(2,778)
Other AOCI adjustments: recognized loss			(304)
Other AOCI adjustments: recognized prior service cost		(993)		447

Total recognized in other comprehensive loss (income)	8,413	(9,704)	7,125	2,080
Net periodic benefit cost	517	8,493	1,968	3,362

Total recognized in net periodic benefit cost and other comprehensive income	$8,930	$(1,211)	$9,093	$5,442

We expect to recognize amortization from accumulated other comprehensive income into net periodic benefit costs of $0.3 million and $0.1 million for the net actuarial loss during 2011 related to our non-qualified SERP plan and our defined benefit plan, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2010	2009	2010	2009
Accumulated benefit obligation	$55,483	$42,754	$26,849	$22,159
Fair value of plan assets	41,112	33,963	—	—

Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

(in thousands)	For the years ended December 31,
	Defined Benefit Plans		SERP
	2010	2009	2010	2009
Projected benefit obligation	$64,374	$51,295	$31,465	$25,541
Fair value of plan assets	41,112	33,963	—	—

Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	For the years ended December 31,
	Defined Benefit Plans		SERP
	2010	2009	2010	2009
Discount rate	5.60%	6.20%	5.50%	6.00%
Rate of compensation increases	4.10%	4.30%	4.10%	4.30%

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

	Target Allocations	Percentage of plan assets as of December 31,
	for 2011	2010	2009
US equity securities	27%	37%	54%
Non-US equity securities	39	29	13
Real estate	4	4	2
Fixed-income securities	30	30	31

Total	100%	100%	100%

U.S. equity securities include common stocks of large, medium, and small companies which are predominantly U.S. based. Non U.S. equity securities include companies domiciled outside the U.S. which are in various industries and countries and through a range of market capitalizations. Fixed-income securities include securities issued or guaranteed by the U.S. government and corporate debt obligations, as well as investments in hedge fund products. Real estate investments include but are not limited to investments in office, retail, apartment and industrial properties.

Fair Value Measurements – Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Plan assets are classified in one of the three levels which are described below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our plan asset categories that are measured at fair value on a recurring basis at December 31, 2010 and the level of inputs utilized for fair value.

(in thousands)	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
US equity securities
Common/collective trust funds	$15,176		$15,176
Non-US equity securities
Common/collective trust funds	11,983		11,983
Fixed income securities
Common/collective trust funds	12,394		12,394
Hedge funds	19			$19
Real estate
Common/collective trust funds	1,519			1,519

Subtotal	$41,091		$39,553	$1,538
Cash	21	$21

Total	$41,112	$21	$39,553	$1,538

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

Some of our assets, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events. For those investments reported on a one-quarter lagged basis (real estate) we use net asset values, adjusted for subsequent cash flows and significant events. The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2010:

(in thousands)	January 1, 2010 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2010 Balance
Fixed income securities
Hedge funds	$169	$(85)	$(65)	$	$19
Real estate
Common/collective trust funds	733	36	750		1,519

Total	$902	$(49)	$685	$	$1,538

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009:

(in thousands)	January 1, 2009 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2009 Balance
Fixed income securities
Hedge funds	$432	$(85)	$(178)	$	$169
Real estate
Common/collective trust funds	1,225	(492)			733

Total	$1,657	$(577)	$(178)	$	$902

Cash Flows - We anticipate contributing $2.1 million to fund current benefit payments for the non-qualified SERP plan in 2011. In addition, we anticipate making contributions to the SNI Pension Plan totaling $1.4 million in 2011.

The estimated future benefit payments expected to be paid for the next ten years are as follows:

(in thousands)	Defined Benefit Plans	SERP
2011	$3,238	$2,144
2012	4,144	3,764
2013	4,110	3,092
2014	3,910	2,568
2015	3,917	2,941
2016 - 2019	22,476	10,841

Defined Contribution Retirement Plans

Substantially all employees of the Company are also covered by a company-sponsored defined contribution plan (“DC Plan”). The Company matches a portion of employees’ voluntary contribution to this plan. Effective January 1, 2010, the Company began making additional contributions to eligible employee’s 401K accounts in accordance with enhanced provisions to the DC Plan. The amount contributed to each employee’s account is a percentage of the employee’s total eligible compensation based upon their age and service with the Company as of the first day of each year. Expense related to our defined contribution plans was $13.4 million in 2010, $3.6 million in 2009, and $3.4 million in 2008.

20. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

( in thousands )	For the years ended December 31,
	2010	2009	2008
Comprehensive Income (Loss):
Net income (loss)	$529,009	$384,874	$115,948
Other comprehensive income (loss):
Currency translation, net of income tax	992	(38,782)	(14,311)
Pension liability adjustments, net of income tax	(9,506)	4,588	4,399

Total comprehensive income (loss)	520,495	350,680	106,036
Comprehensive income attributable to noncontrolling interest	118,044	85,845	92,391

Comprehensive income (loss) attributable to SNI	$402,451	$264,835	$13,645

21. Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Lifestyle Media includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and GAC. Lifestyle Media also includes Web sites that are associated with the aforementioned television brands and other Internet-based businesses, such as HGTVPro.com and FrontDoor.com, serving food, home and travel related categories. The Food Network and Cooking Channel are included in the Food Network partnership of which we currently own 75%. We also own 65% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

Interactive Services includes our online comparison shopping service, Shopzilla, and its related online comparison shopping brands, BizRate, Beso and Tada. Our product comparison shopping services help consumers find products offered for sale on the Web by online retailers. Shopzilla also operates a Web-based consumer feedback network within the BizRate brand that collects consumer reviews of stores and products. The Interactive Services businesses earn revenue primarily from referral fees and advertising paid by participating online retailers.

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

Information regarding our business segments is as follows:

(in thousands)	For the years ended December 31,
	2010	2009	2008
Segment operating revenues:
Lifestyle Media	$1,867,228	$1,366,802	$1,312,313
Interactive Services	184,469	173,920	238,469
Corporate	15,536	675	86
Intersegment eliminations	(71)	(149)	(169)

Total operating revenues	$2,067,162	$1,541,248	$1,550,699

Segment profit (loss):
Lifestyle Media	$903,572	$636,865	$632,059
Interactive Services	38,696	30,735	62,534
Corporate	(68,432)	(65,952)	(49,178)

Total segment profit	873,836	601,648	645,415
Depreciation and amortization of intangible assets	(124,975)	(81,470)	(66,337)
Write-down of goodwill and other intangible assets			(243,700)
Losses on disposal of property, plant and equipment	(1,833)	(2,509)	(788)
Interest expense	(35,167)	(2,810)	(14,207)
Travel Channel financing costs		(12,118)
Losses on repurchases of debt			(26,380)
Equity in earnings of affiliates	30,126	18,626	15,498
Miscellaneous, net	(2,083)	(1,110)	804

Income from continuing operations before income taxes	$739,904	$520,257	$310,305

Depreciation:
Lifestyle Media	$41,561	$32,190	$24,330
Interactive Services	19,289	24,579	20,837
Corporate	1,793	1,786	259

Total depreciation	$62,643	$58,555	$45,426

Amortization of intangible assets:
Lifestyle Media	$47,908	$6,632	$3,979
Interactive Services	14,335	16,283	16,932
Corporate	89

Total amortization of intangible assets	$62,332	$22,915	$20,911

Additions to property, plant and equipment:
Lifestyle Media	$53,343	$66,112	$57,074
Interactive Services	22,194	20,677	17,878
Corporate	2,402	4,925	3,283

Total additions to property, plant and equipment	$77,939	$91,714	$78,235

Business acquisitions and other additions to long-lived assets:
Lifestyle Media	$440,378	$1,271,264	$290,871
Interactive Services		130
Corporate	4,814

Total	$445,192	$1,271,394	$290,871

Assets:
Lifestyle Media	$2,681,691	$2,620,095	$1,439,731
Interactive Services	267,190	269,755	296,505
Corporate	439,551	73,212	14,904

Total assets of continuing operations	3,388,432	2,963,062	1,751,140
Discontinued operations			22,068

Total assets	$3,388,432	$2,963,062	$1,773,208

No single customer provides more than 10% of our revenue. The Company earns international revenues from its Shopzilla business. It also earns international revenue from our national television networks’ programming in international markets.

Other additions to long-lived assets include investments, capitalized intangible assets, and Lifestyle Media’s capitalized programs and network launch incentives.

22. Commitments and Contingencies

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2010, were: 2011, $18.6 million; 2012, $18.2 million; 2013, $18.1 million; 2014, $18.5 million; 2015, $15.9 million; and later years, $33.8 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $23.6 million in 2010, $20.1 million in 2009 and $20.3 million in 2008.

In the ordinary course of business, we enter into long-term contracts to obtain satellite transmission rights or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2010, were: 2011, $62.0 million; 2012, $43.4 million; 2013, $35.5 million; 2014, $29.1 million; 2015, $20.5 million; and later years, $32.3 million. We expect these contracts will be replaced with similar contracts upon their expiration.

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

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 6.9 million as of December 31, 2010.

Stock Options – Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. Stock options granted to employees generally vest over a three year period, conditioned upon the individual’s continued employment through that period. Vesting of all share based awards are immediately accelerated upon the death or disability of the employee or upon a change in control of the Company or in the business in which the individual is employed. In addition, vesting of stock options are immediately accelerated upon the retirement of the employee. Unvested awards are forfeited if employment is terminated for other reasons. Options granted to employees prior to 2005 generally expire 10 years after grant, while options granted in 2005 and later generally have 8-year terms. Stock options granted to non-employee directors generally vest over a one-year period and have a 10-year term for options granted prior to 2010. Options granted 2010 and later have 8-year terms.

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

The following table summarizes information about stock option transactions:

(shares in thousands)	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2009	8,016	$36.20	$20 - $49
Granted in 2010	598	$40.04	$39 - $47
Exercised in 2010	(1,952)	$33.32	$20 - $48
Forfeited in 2010	(135)	$39.31	$20 - $48

Outstanding at December 31, 2010	6,527	$37.33	$20 - $49

Options exercisable at December 31, 2010	4,880	$40.32	$20 - $49

The following table presents additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Cash received upon exercise	$65,230	$27,735	$5,873
Intrinsic value (market value on date of exercise less exercise price)	29,793	6,863	4,068

Substantially all options granted prior to 2009 are exercisable. Options generally become exercisable over a three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

( dollars in millions, except per share amounts )
			Options Outstanding			Options Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Options on Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
2001 - expire in 2011	$27 - 32	0.25	130,205	$30.00	$2.7	130,205	$30.00	$2.7
2002 - expire in 2012	35 - 36	1.19	405,694	35.26	6.3	405,694	35.26	6.3
2003 - expire in 2013	37 - 43	2.19	724,328	37.45	9.6	724,328	37.45	9.6
2004 - expire in 2014	43 - 49	3.21	1,123,194	45.85	5.5	1,123,194	45.85	5.5
2005 - expire in 2013	43 - 48	2.14	687,032	43.82	4.7	687,032	43.82	4.7
2006 - expire in 2014	40 - 46	3.18	777,212	45.20	4.3	777,212	45.20	4.3
2007 - expire in 2015	39 - 46	4.18	393,977	44.74	2.4	393,977	44.74	2.4
2008 - expire in 2016	40 - 43	5.16	215,320	39.98	2.3	150,776	40.06	1.6
2009 - expire in 2017	20 - 37	6.16	1,479,765	21.43	43.3	486,097	22.58	13.7
2010 - expire in 2018	39 - 47	7.17	590,738	40.04	6.3	1,317	39.44	—

Total	$20 - 49	3.48	6,527,465	$37.33	$87.4	4,879,832	$40.32	$50.8

Restricted Stock Units – Awards of restricted stock units (“RSUs”) are converted into equal number of Class A Common shares at the vesting date. The fair value of RSUs is based on the closing price of the common stock on the date of grant. RSUs vest over a range of three to five years, conditioned upon the continued employment through that period.

The following table presents additional information about RSUs:

	Units	Grant Date Fair Value
(shares in thousands)		Weighted Average
Unvested units at December 31, 2009
Units awarded in 2010	443	$31.56
Units converted in 2010	(58)	$20.48

Unvested units at December 31, 2010	385	$29.89

In addition, performance based RSUs (“PBRSUs”) have been awarded which represent the right to receive a grant of RSUs if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded. The shares earned are issued as RSUs following the annual performance period and vest over a three year service period from the date of issuance. During 2010 PBRSUs with a target of 279,062 Class A Common shares were granted with a weighted-average grant price of $41.08. As of December 31, 2010, we anticipate issuing approximately 238,000 RSUs related to this award in 2011 and 71,000 RSUs related to this award in 2012.

Restricted Stock – Awards of Class A Common shares (“restricted stock”) generally require no payment by the employee. Restricted stock awards generally vest over a three-year period, conditioned upon the individual’s continued employment through that period. The vesting of certain awards may also be accelerated if certain performance targets are met. Vesting of awards is immediately accelerated upon the death or disability of the employee or upon a change in control of SNI or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the shares are entitled to all the rights of an outstanding share. There are no post-vesting restrictions on shares granted to employees and non-employee directors. At the election of the employee, restricted stock awards may be converted to RSUs prior to vesting.

Information related to restricted stock transactions is presented below:

	Number of Shares	Grant Date Fair Value
(shares in thousands)		Weighted Average	Range of Prices
Unvested shares at December 31, 2009	1,095	$31.05	$21 - $49
Shares awarded in 2010	43	$23.75	$23.75
Shares vested in 2010	(613)	$31.19	$21 - $49
Shares forfeited in 2010	(10)	$30.71	$28 - $43

Unvested shares at December 31, 2010	515	$29.50	$21 - $43

The following table presents additional information about restricted stock vesting:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Fair value of shares vested	$26,180	$3,735	$1,225

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

Compensation costs, net of estimated forfeitures due to termination of employment or failure to meet performance targets, are recognized on a straight-line basis over the requisite service period of the award. The requisite service period is generally the vesting period stated in the award. However, because option based compensation grants vest upon the retirement of the employee, grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period.

Compensation costs of stock options are estimated on the date of grant using a binomial lattice model. The weighted-average assumptions E. W. Scripps used in the model for pre-Separation grants in 2008 are as follows:

2008
Weighted-average fair value of stock options granted	$9.18
Assumptions used to determine fair value:
Dividend yield	1.3%
Risk-free rate of return	3.1%
Expected life of options (years)	6.00
Expected volatility	19.3%

The weighted-average assumptions Scripps Networks Interactive, Inc. used in the model for post-Separation grants are as follows:

	2010	2009	2008
Weighted-average fair value of stock options granted	$13.89	$6.10	$8.46
Assumptions used to determine fair value:
Dividend yield	0.75%	1.5%	0.8%
Risk-free rate of return	2.52%	1.9%	3.4%
Expected life of options (years)	4.9	5	5.45
Expected volatility	38.3%	34.0%	23.0%

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

A summary of stock-based compensation costs is as follows:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Allocated stock-based compensation costs			$8,157
Compensation cost on SNI stock awards	$21,773	$17,487	11,035

Total stock-based compensation costs	$21,773	$17,487	$19,192

As of December 31, 2010, $6.9 million of total unrecognized stock-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years. In addition, $17.9 million of total unrecognized stock-based compensation cost related to restricted stock awards, including RSUs and PBRSUs, is expected to be recognized over a weighted-average period of 1.3 years.

As a result of the distribution of SNI to the shareholders of E. W. Scripps, SNI employees holding share-based equity awards, including share options and restricted shares, have received modified awards in our Company’s stock. A charge of $4.9 million was recorded at the time of modification related to our employees. As of December 31, 2010, the modification also created approximately $0.1 million of unrecognized stock based compensation associated with our unvested stock options which is expected to be recognized over the first quarter 2011.

As of December 31, 2010, the Exchange Offer created approximately $0.1 million of unrecognized stock based compensation as a result of the Exchange Offer that will be recognized over the modified two year vesting period of the newly issued restricted stock.

24. Summarized Quarterly Financial Information (Unaudited)

Summarized financial information is as follows:

(in thousands, except per share data) 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$469,393	$516,041	$508,687	$573,041	$2,067,162
Costs and expenses	(294,239)	(288,150)	(284,870)	(326,067)	(1,193,326)
Depreciation and amortization of intangible assets	(31,447)	(33,167)	(30,274)	(30,087)	(124,975)
Gains (losses) on disposal of PP&E	(148)	(1,172)	36	(549)	(1,833)
Interest expense	(8,481)	(9,291)	(8,774)	(8,621)	(35,167)
Equity in earnings of affiliates	6,176	8,366	6,940	8,644	30,126
Miscellaneous, net	(597)	(248)	(319)	(919)	(2,083)
Provision for income taxes	(44,875)	(60,703)	(55,289)	(60,057)	(220,924)

Income from continuing operations, net of tax	95,782	131,676	136,137	155,385	518,980
Income (loss) from discontinued operations, net of tax		10,029			10,029

Net income	95,782	141,705	136,137	155,385	529,009
Net income attributable to noncontrolling interests	(23,324)	(35,497)	(34,444)	(24,772)	(118,037)

Net income attributable to SNI	$72,458	$106,208	$101,693	$130,613	$410,972

Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$.44	$.58	$.61	$.78	$2.40
Income from discontinued operations, net of tax, attributable to SNI common shareholders		.06			.06

Net income attributable to SNI common shareholders	$.44	$.64	$.61	$.78	$2.46

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$.43	$.57	$.61	$.77	$2.39
Income from discontinued operations, net of tax, attributable to SNI common shareholders		.06			.06

Net income attributable to SNI common shareholders	$.43	$.63	$.61	$.77	$2.45

Amounts attributable to SNI:
Income from continuing operations	$72,458	$96,179	$101,693	$130,613	$400,943
Income (loss) from discontinued operations	—	10,029	—	—	10,029

Net income attributable to SNI	$72,458	$106,208	$101,693	$130,613	$410,972

Weighted average shares outstanding:
Basic	166,000	166,683	166,731	167,596	166,800
Diluted	167,031	167,802	167,791	169,220	168,009

Cash dividends per share of common stock	$.08	$.08	$.08	$.08	$.30

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$355,776	$391,272	$364,461	$429,739	$1,541,248
Costs and expenses	(216,553)	(225,129)	(220,197)	(277,721)	(939,600)
Depreciation and amortization of intangible assets	(18,401)	(19,503)	(20,666)	(22,900)	(81,470)
Gains (losses) on disposal of PP&E	(71)	2	(898)	(1,542)	(2,509)
Interest expense	(337)	(399)	(285)	(1,789)	(2,810)
Travel Channel financing costs				(12,118)	(12,118)
Equity in earnings of affiliates	2,093	5,868	4,873	5,792	18,626
Miscellaneous, net	360	240	(1,321)	(389)	(1,110)
Provision for income taxes	(41,401)	(47,504)	(41,544)	(31,025)	(161,474)

Income from continuing operations, net of tax	81,466	104,847	84,423	88,047	358,783
Income (loss) from discontinued operations, net of tax	(1,567)	(994)	676	27,976	26,091

Net income	79,899	103,853	85,099	116,023	384,874
Net income attributable to noncontrolling interests	(19,771)	(24,329)	(19,779)	(21,669)	(85,548)

Net income attributable to SNI	$60,128	$79,524	$65,320	$94,354	$299,326

Basic income (loss) per share:
Income from continuing operations attributable to SNI common shareholders	$.38	$.49	$.39	$.40	$1.66
Income (loss) from discontinued operations, net of tax, attributable to SNI common shareholders	(.01)	(.01)	.00	.17	.16

Net income attributable to SNI common shareholders	$.37	$.49	$.40	$.57	$1.81

Diluted income (loss) per share:
Income from continuing operations attributable to SNI common shareholders	$.38	$.49	$.39	$.40	$1.65
Income (loss) from discontinued operations, net of tax, attributable to SNI common shareholders	(.01)	(.01)	.00	.17	.16

Net income attributable to SNI common shareholders	$.37	$.48	$.39	$.57	$1.81

Amounts attributable to SNI:
Income from continuing operations	$61,695	$80,518	$64,644	$66,378	$273,235
Income (loss) from discontinued operations	(1,567)	(994)	676	27,976	26,091

Net income attributable to SNI	$60,128	$79,524	$65,320	$94,354	$299,326

Weighted average shares outstanding:
Basic	163,516	163,954	165,329	164,574	164,921
Diluted	163,907	164,396	165,736	165,608	165,381

Cash dividends per share of common stock	$.08	$.08	$.08	$.08	$.30

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

Scripps Networks Interactive, Inc.

Index to Consolidated and Combined Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008	Schedule II

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands)				Increase
Classification	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	(Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period
Allowance for Doubtful Accounts Receivable Year Ended December 31:
2010	$5,587	$1,645	$2,047		$5,185

2009	5,014	1,896	1,323		5,587

2008	3,945	1,825	756		5,014

S-2

Scripps Networks Interactive, Inc.

Index to Exhibits

Exhibit Number	Description of Item	Footnote	Exhibit No Incorporated
2.1	Separation and Distribution Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(1)	2.01

2.2	Contribution Agreement among TCM Parent, LLC, TCM Sub, LLC, Gulliver Media Holdings, LLC, Scripps Networks Interactive, Inc., Cox TMI, Inc., and Cox Communications, Inc.	(6)	2.1

3.1	Amended and Restated Articles of Incorporation of Scripps Networks Interactive, Inc.	(5)	3.1

3.2	Amended and Restated Code of Regulations of Scripps Networks Interactive, Inc.	(5)	3.2

4.1	Specimen Certificate of Class A Common Shares of Scripps Networks Interactive, Inc.	(4)	4.1

4.10	Indenture (3.55% Senior Notes Due 2015) Among TCM Sub LLC and Scripps Networks Interactive, Inc., as guarantor	(8)	4.1

10.1	Transition Services Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.11

10.2	Tax Allocation Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.13

10.3	Employee Matters Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.12

10.4	2008 Long-Term Incentive Plan (as amended and restated on November 16, 2010)

10.5	Form of Nonqualified Stock Option Agreement

10.6	Form of Performance-Based Restricted Share Award Agreement	(4)	10.6

10.7	Form of Restricted Share Award Agreement	(4)	10.7

10.8	Form of Performance-Based Restricted Share Unit Agreement

10.8.B	Form of Restricted Share Unit Agreement

10.9	Executive Annual Incentive Plan (as amended and restated)	(10)	10.9

10.10	Executive Deferred Compensation Plan	(4)	10.10

10.10.B	Amendment to Executive Deferred Compensation Plan	(9)	10.10.B

10.11	2008 Deferred Compensation and Stock Plan for Directors	(4)	10.11

10.12	Executive Change in Control Plan (as amended and restated on November 16, 2010)

10.13	Executive Severance Plan

10.20	Supplemental Executive Retirement Plan	(4)	10.20

10.20.B	Amendment to Supplemental Executive Retirement Plan	(9)	10.20.B

10.21	Employee Stock Purchase Plan	(4)	10.21

10.22	Scripps Family Agreement	(4)	10.22

10.23	Scripps Networks Interactive, Inc. Supplemental Contribution Plan	(9)	10.23

10.30	Employment Agreement between the Company and Kenneth W. Lowe	(11)	10.1

10.30.B	Amendment to Employment Agreement between the Company and Kenneth W. Lowe	(12)	10.2

E-1

Scripps Networks Interactive, Inc.

Index to Exhibits (continued)

Exhibit Number	Description of Item	Footnote	Exhibit No Incorporated
10.31	Employment Agreement between the Company and Anatolio B. Cruz III	(3)	10.31

10.32	Employment Agreement between the Company and Joseph G. NeCastro	(11)	10.2

10.33	Employment Agreement between the Company and Mark S. Hale	(3)	10.33

10.34	Employment Agreement between the Company and John F. Lansing	(11)	10.3

10.40	Five-Year Competitive Advance and Revolving Credit Facility Agreement	(2)	10.20

10.40.B	Amendment No. 1 to the Five-Year Competitive Advance and Revolving Credit Facility Agreement	(7)	10.1

14	Code of Ethics for CEO and Senior Financial Officers	(4)	14

21	Material Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 12, 2008.
(2)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 30, 2008.
(3)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
(4)	Incorporated by reference to Registration Statement on Form 10 dated June 11, 2008.
(5)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2008.
(6)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated November 10, 2009.
(7)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 11, 2009.
(8)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 21, 2009.
(9)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2009.
(10)	Incorporated by reference to the Scripps Networks Interactive, Inc. 2010 Proxy Statement dated March 15, 2010.
(11)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated March 29, 2010.
(12)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated October 6, 2010.

E-2