Form 10-Q
period 2011-03-31
Scripps Networks Interactive, Inc.
filed 2011-05-05
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 29, 2011 there were 133,754,907 of the Registrant’s Class A Common shares outstanding and 34,359,113 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

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

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 to be the most significant and there have been no material changes.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: May 5, 2011	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Administrative Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

5

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

( in thousands, except per share data )	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$793,664	$549,897
Accounts and notes receivable (less allowances: 2011 - $5,453; 2010 - $5,185)	491,091	538,734
Programs and program licenses	289,351	271,204
Other current assets	33,330	86,411

Total current assets	1,607,436	1,446,246
Investments	52,281	48,536
Property and equipment, net	247,038	247,601
Goodwill	666,502	666,502
Other intangible assets, net	619,188	632,990
Programs and program licenses (less current portion)	258,715	252,522
Unamortized network distribution incentives	78,040	82,339
Other non-current assets	12,117	11,696

Total Assets	$3,541,317	$3,388,432

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,092	$10,719
Program rights payable	26,388	26,256
Customer deposits and unearned revenue	31,886	31,377
Employee compensation and benefits	29,453	53,557
Accrued marketing and advertising costs	16,864	19,172
Other accrued liabilities	55,259	68,361

Total current liabilities	170,942	209,442
Deferred income taxes	92,451	96,593
Long-term debt	884,432	884,395
Other liabilities (less current portion)	125,689	117,708

Total liabilities	1,273,514	1,308,138

Redeemable noncontrolling interests	161,522	158,148

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2011 - 133,701,273 shares; 2010 - 133,288,144 shares	1,337	1,332
Voting - authorized: 60,000,000 shares; issued and outstanding: 2011 - 34,359,113 shares; 2010 - 34,359,113 shares	344	344

Total	1,681	1,676
Additional paid-in capital	1,413,051	1,371,050
Retained earnings	502,864	414,972
Accumulated other comprehensive income (loss)	(11,112)	(11,525)

Total SNI shareholders’ equity	1,906,484	1,776,173
Noncontrolling interest	199,797	145,973

Total equity	2,106,281	1,922,146

Total Liabilities and Equity	$3,541,317	$3,388,432

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

( in thousands, except per share data )	Three months ended March 31,
	2011	2010

Operating Revenues:
Advertising	$323,717	$289,163
Network affiliate fees, net	145,437	136,799
Referral fees	53,809	35,955
Other	13,004	7,476

Total operating revenues	535,967	469,393

Costs and Expenses:
Employee compensation and benefits	84,982	71,290
Program amortization	90,301	89,908
Marketing and advertising	59,784	56,422
Other costs and expenses	63,775	76,619

Total costs and expenses	298,842	294,239

Depreciation, Amortization, and Losses (Gains):
Depreciation	16,056	15,680
Amortization of intangible assets	13,806	15,767
Losses (gains) on disposal of property and equipment	16	148

Total depreciation, amortization, and losses (gains)	29,878	31,595

Operating income	207,247	143,559
Interest expense	(8,615)	(8,481)
Equity in earnings of affiliates	9,658	6,176
Miscellaneous, net	224	(597)

Income from operations before income taxes	208,514	140,657
Provision for income taxes	63,197	44,875

Net income	145,317	95,782
Less: net income attributable to noncontrolling interests	44,792	23,324

Net income attributable to SNI	$100,525	$72,458

Net income attributable to SNI common shareholders per share of common stock:
Net income attributable to SNI common shareholders per basic share of common stock	$.60	$.44
Net income attributable to SNI common shareholders per diluted share of common stock	$.59	$.43

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Three months ended March 31,
	2011	2010

Cash Flows from Operating Activities:
Net income	$145,317	$95,782
Depreciation and amortization of intangible assets	29,862	31,447
Amortization of network distribution costs	10,193	7,107
Program amortization	90,301	89,908
Equity in earnings of affiliates	(9,658)	(6,176)
Program payments	(115,384)	(86,965)
Capitalized network distribution incentives	(3,237)	(1,850)
Dividends received from equity investments	5,845	5,523
Deferred income taxes	(3,893)	(7,168)
Stock and deferred compensation plans	9,022	6,234
Changes in certain working capital accounts:
Accounts receivable	47,408	(1,639)
Other assets	(2,010)	524
Accounts payable	331	22,184
Accrued employee compensation and benefits	(24,513)	(19,431)
Accrued income taxes	57,792	23,553
Other liabilities	(17,679)	(9,277)
Other, net	6,166	9,296

Cash provided by operating activities	225,863	159,052

Cash Flows from Investing Activities:
Additions to property and equipment	(15,430)	(16,312)
Purchase of noncontrolling interest		(14,400)
Other, net	20	(1,222)

Cash provided by (used in) investing activities	(15,410)	(31,934)

Cash Flows from Financing Activities:
Dividends paid	(12,633)	(12,378)
Dividends paid to noncontrolling interest	(15,227)	(55,642)
Noncontrolling interest capital contribution	52,804
Proceeds from stock options	10,745	8,817
Other, net	(2,083)	(1,956)

Cash provided by (used in) financing activities	33,606	(61,159)

Effect of exchange rate changes on cash and cash equivalents	(292)	632

Increase (decrease) in cash and cash equivalents	243,767	66,591

Cash and cash equivalents:
Beginning of year	549,897	254,370

End of period	$793,664	$320,961

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$15,965	$167
Income taxes paid	2,330	19,312

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED

OTHER COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	SNI Shareholders						Redeemable
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Noncontrolling Interests (Temporary Equity)
Balance as of December 31, 2009	$1,658	$1,271,209	$113,853	$(3,004)	$151,336	$1,535,052	$113,886
Net income (loss)			72,458		27,268	99,726	(3,944)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of ($471)				472	93	565	(118)
Pension liability adjustment, net of tax of ($14)				23		23

Other comprehensive income (loss)						588	(118)

Total comprehensive income (loss)						100,314	(4,062)

Redemption of noncontrolling interest in FLN							(14,400)
Redeemable noncontrolling interests fair value adjustments			(9,172)			(9,172)	9,172
Dividend paid to noncontrolling interest					(55,642)	(55,642)
Dividends: declared and paid - $.075 per share			(12,378)			(12,378)
Convert 120,000 Voting Shares to Class A Common Shares
Stock-based compensation expense		5,574				5,574
Exercise of employee stock options: 308,324 shares issued	3	8,814				8,817
Other stock-based compensation, net: 111,542 shares issued;
80,432 shares repurchased; 927 shares forfeited		(3,028)				(3,028)
Tax benefits of compensation plans		1,296				1,296

Balance as of March 31, 2010	$1,661	$1,283,865	$164,761	$(2,509)	$123,055	$1,570,833	$104,596

Balance as of December 31, 2010	$1,676	$1,371,050	$414,972	$(11,525)	$145,973	$1,922,146	$158,148
Net income (loss)			100,525		41,501	142,026	3,291
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of ($40)				359	114	473	83
Pension liability adjustment, net of tax of ($34)				54		54

Other comprehensive income (loss)						527	83

Total comprehensive income (loss)						142,553	3,374

Contribution by noncontrolling interest to Food Network Partnership					52,804	52,804
Effect of capital contributions to Food Network Partnership		25,368			(25,368)
Dividends paid to noncontrolling interest					(15,227)	(15,227)
Dividends: declared and paid - $.075 per share			(12,633)			(12,633)
Stock-based compensation expense		7,126				7,126
Exercise of employee stock options: 314,172 shares issued	3	10,742				10,745
Other stock-based compensation, net: 177,620 shares issued;
75,862 shares repurchased; 2,801 shares forfeited	2	(3,406)				(3,404)
Tax benefits of compensation plans		2,171				2,171

Balance as of March 31, 2011	$1,681	$1,413,051	$502,864	$(11,112)	$199,797	$2,106,281	$161,522

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These financial statements and the related notes should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in our 2010 Annual Report on Form 10-K.

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

The following table presents information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended
	March 31,
	2011	2010

Weighted-average shares outstanding:
Basic	168,426	166,000
Share options	1,268	1,031

Diluted weighted-average shares outstanding	169,694	167,031

Anti-dilutive share awards	432	3,314

For 2011 and 2010, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

3. Accounting Standards Updates and Recently Issued Accounting Standards Updates

Recently Issued Accounting Standards Updates

In January 2010, an update was issued to the Fair Value Measurements Disclosures Topic, ASC 820, which requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for us on January 1, 2010, except for Level 3 reconciliation disclosures which was effective for us on January 1, 2011. The update did not have an impact on the disclosures in our condensed consolidated financial statements.

In December 2010, an update was made to the Intangibles—Goodwill and Other Topic, ASC 350, which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update become effective for us on January 1, 2011 and did not have an impact on our condensed consolidated financial statements.

4. Other Charges and Credits

Food Network Partnership noncontrolling interest - During 2010, we completed the rebranding of the Fine Living Network (“FLN”) to the Cooking Channel and subsequently contributed the membership interest of the Cooking Channel to the Food Network Partnership (the “Partnership”) in August of 2010. In accordance with the terms of the Partnership agreement, the noncontrolling interest owner was required to make a pro-rata capital contribution to maintain its proportionate interest in the Partnership. At the close of our 2010 fiscal year, the noncontrolling owner had not made the required $52.8 million contribution, and its ownership interest in the Partnership was diluted from 31 percent to 25 percent. Accordingly, for the four months following the Cooking Channel contribution, profits were allocated to the noncontrolling owner at its reduced ownership percentage, reducing net income attributed to noncontrolling interest by $8.0 million in 2010.

In February 2011, the noncontrolling owner made the $52.8 million pro-rata contribution to the Partnership and its ownership interest was returned to the pre-dilution percentage as if this pro-rata contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact of restoring the noncontrolling owner’s interest in the Partnership increased net income attributable to noncontrolling interest $8.0 million in the first quarter of 2011. Net income attributable to SNI was decreased $4.7 million.

Travel Channel and other costs - Operating results in the first quarter of 2010 include $15.5 million of costs incurred related to the Travel Channel integration. Operating results in 2010 also include $11.0 million of marketing and legal expenses incurred to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV. These items reduced net income attributable to SNI $12.1 million.

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

There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended March 31, 2011. The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011:

( in thousands )
	Total	Level 1		Level 2	Level 3
Assets:
Cash and cash equivalents	$706,700		$706,700	$	$

Temporary equity:
Redeemable noncontrolling interests	$161,522	$		$		$161,522

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010:

( in thousands )
	Total	Level 1		Level 2	Level 3
Assets:
Cash and cash equivalents	$485,465		$485,465	$	$

Temporary equity:
Redeemable noncontrolling interests	$158,148	$		$		$158,148

We determine the fair value of the redeemable noncontrolling interests by using market data, appraised values, discounted cash flow analyses or by applying comparable market multiples to the respective businesses’ current forecasted results (Refer to Note 9—Redeemable Noncontrolling Interests and Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

( in thousands )	Redeemable Noncontrolling Interests

	Three Months Ended March 31,
	2011	2010

Beginning period balance	$158,148	$113,886
Redemption of noncontrolling interest		(14,400)
Net income (loss)	3,291	(3,944)
Noncontrolling interest share of foreign currency translation	83	(118)
Fair value adjustment		9,172

Ending period balance	$161,522	$104,596

The net income (loss) amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our condensed consolidated statements of operations.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

( in thousands )	As of
	March 31, 2011	December 31, 2010

Goodwill	$666,502	$666,502

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	514,952	514,944
Customer lists	197,907	197,917
Copyrights and other trade names	77,477	78,057
Other	19,908	19,908

Total carrying amount	810,244	810,826

Accumulated amortization:
Acquired network distribution	(50,150)	(43,624)
Customer lists	(105,709)	(99,812)
Copyrights and other trade names	(18,177)	(17,497)
Other	(17,020)	(16,903)

Total accumulated amortization	(191,056)	(177,836)

Total other intangible assets, net	619,188	632,990

Total goodwill and other intangible assets, net	$1,285,690	$1,299,492

Goodwill and activity related to amortizable intangible assets by business segment were as follows:

( in thousands )	As of
	March 31, 2011	December 31, 2010
Goodwill:
Lifestyle Media	$510,484	$510,484
Interactive Services	156,018	156,018

Total goodwill	$666,502	$666,502

( in thousands )
	Lifestyle Media	Interactive Services	Corporate	Total
Amortizable intangible assets:
Balance as of December 31, 2010	$597,938	$34,910	$142	$632,990
Foreign currency translation adjustment			4	4
Amortization	(10,429)	(3,357)	(20)	(13,806)

Balance as of March 31, 2011	$587,509	$31,553	$126	$619,188

Estimated amortization expense of intangible assets for each of the next five years is as follows: $42.0 million for the remainder of 2011, $52.1 million in 2012, $46.6 million in 2013, $44.5 million in 2014, $34.6 million in 2015, $33.4 million in 2016 and $366 million in later years.

7. Long-Term Debt

Long-term debt consisted of the following:

( in thousands )	As of
	March 31, 2011	December 31, 2010

Senior notes	$884,432	$884,395

Fair value of long-term debt*	$905,181	$906,547

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

On December 15, 2009, a majority-owned subsidiary of SNI issued a total of $885 million of aggregate principal amount Senior Notes through a private placement. The Senior Notes mature on January 15, 2015 bearing interest at 3.55%. Interest is paid on the Senior Notes on January 15th and July 15th of each year. The Senior Notes are guaranteed by SNI. Cox TMI, Inc., a wholly-owned subsidiary of Cox Communications, Inc. and 35% owner in the Travel Channel has agreed to indemnify SNI for all payments made in respect of SNI’s guarantee.

We have a Competitive Advance and Revolving Credit Facility (the “ Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. The Facility bears interest based upon the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 175 basis points and undrawn amounts bearing interest at 25 basis points. There were no outstanding borrowings under the Facility at March 31, 2011 or December 31, 2010.

The Facility and Senior Notes agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio. We were in compliance with all debt covenants as of March 31, 2011.

As of March 31, 2011, we had outstanding letters of credit totaling $1.1 million.

8. Other Liabilities

Other liabilities consisted of the following:

( in thousands )	As of
	March 31, 2011	December 31, 2010
Liability for pension and post employment benefits	$52,458	$52,583
Deferred compensation	18,089	16,193
Liability for uncertain tax positions	47,044	42,694
Other	8,098	6,238

Other liabilities (less current portion)	$125,689	$117,708

9. Redeemable Noncontrolling Interests and Noncontrolling Interest

Redeemable Noncontrolling Interests

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

A noncontrolling interest holds an 11% residual interest in our international venture with Chello Zone Media. The noncontrolling interest has the right to require us to repurchase their interest and we have an option to acquire their interest. The noncontrolling interest will receive the greater of $3.4 million or fair value for their interest at the time their option is exercised. The put and call options on the noncontrolling interest in the venture become exercisable in 2012.

Our condensed consolidated balance sheets include a redeemable noncontrolling interests balance of $162 million at March 31, 2011 and $158 million at December 31, 2010.

Noncontrolling Interest

A noncontrolling interest holds a 31% residual interest in the Food Network partnership, which is comprised of the Food Network and the Cooking Channel. The partnership agreement specifies a dissolution date of December 31, 2012. If the term of the partnership is not extended prior to that date, the agreement permits the Company, as the holder of approximately 80% of the applicable votes, to reconstitute the partnership and continue its business. If the partnership is not extended or reconstituted, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

10. Stock Based Compensation

We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2010. The Plan provides for long-term performance compensation for key employees. A variety of discretionary awards for employees are authorized under the plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock awards and performance awards.

During the first quarter of 2011, the Company granted 0.4 million stock options and 0.3 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $7.1 million for the first quarter of 2011 and $5.6 million for the first quarter of 2010.

Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. The weighted-average assumptions used in the model were as follows:

	Three Months Ended March 31,
	2011	2010
Weighted-average fair value of stock options granted	$18.90	$13.73
Assumptions used to determine fair value:
Dividend yield	0.56%	0.76%
Risk-free rate of return	2.30%	2.53%
Expected life of options (years)	5.0	5.0
Expected volatility	38.90%	38.24%

As of March 31, 2011, $10.7 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.8 years. In addition, $27.4 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 1.7 years.

11. Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

( in thousands)	Three months ended
	March 31,
	2011	2010
Interest cost	$885	$761
Expected return on plan assets, net of expenses	(741)	(610)
Actuarial (gain)/loss	16

Total for defined benefit plans	160	151
Supplemental executive retirement plan (“SERP”)	488	441
Defined contribution plans	5,047	4,174

Total	$5,695	$4,766

We contributed $0.3 million to fund current benefit payments for our nonqualified supplemental executive retirement plan (“SERP”) during the first quarter 2011. We anticipate contributing $1.8 million to fund the SERP’s benefit payments during the remainder of fiscal 2011. We made contributions totaling $6.0 million to our SNI Pension Plan in the second quarter 2011.

12. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

( in thousands )	Three months ended
	March 31,
	2011	2010
Comprehensive Income (Loss):
Net income	$145,317	$95,782
Other comprehensive income (loss):
Currency translation, net of income tax	556	447
Pension liability adjustments, net of income tax	54	23

Total comprehensive income	145,927	96,252
Comprehensive income attributable to noncontrolling interest	44,989	23,299

Comprehensive income attributable to SNI	$100,938	$72,953

13. Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Our reportable segments are strategic businesses that offer different products and services.

Lifestyle Media includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and GAC. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses, such as HGTVPro.com and FrontDoor.com, serving food, home and travel related categories. The Food Network and Cooking Channel are included in the Food Network partnership of which we own approximately 69%. We also own 65% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees paid by cable and satellite television systems.

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

Our chief operating decision maker evaluates the operating performance of our reportable segments and makes decisions about the allocation of resources to the reportable segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our business segments is as follows:

( in thousands )	Three months ended
	March 31,
	2011	2010
Segment operating revenues:
Lifestyle Media	$473,553	$428,564
Interactive Services	55,136	37,606
Corporate/intersegment eliminations	7,278	3,223

Total operating revenues	$535,967	$469,393

Segment profit (loss):
Lifestyle Media	$244,605	$186,199
Interactive Services	9,875	4,875
Corporate	(17,355)	(15,920)

Total segment profit	237,125	175,154
Depreciation and amortization of intangible assets	(29,862)	(31,447)
Gains (losses) on disposal of property and equipment	(16)	(148)
Interest expense	(8,615)	(8,481)
Equity in earnings of affiliates	9,658	6,176
Miscellaneous, net	224	(597)

Income from operations before income taxes	$208,514	$140,657

( in thousands )	As of
	March 31, 2011	December 31, 2010
Assets:
Lifestyle Media	$2,660,890	$2,681,691
Interactive Services	255,684	267,190
Corporate	624,743	439,551

Total assets	$3,541,317	$3,388,432

No single customer provides more than 10% of our total operating revenues. The Company earns international revenues from its Shopzilla business. It also earns international revenue from our national television networks’ programming in international markets.

14. Subsequent Event

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. On April 28, 2011, we signed a definitive agreement to sell the business for consideration of approximately $165 million. Beginning in the second quarter of 2011, Shopzilla’s assets, liabilities and results of operations will be presented as discontinued operations within our condensed consolidated financial statements for all periods presented.

As currently proposed, we anticipate the sale will result in a pre-tax loss of $45 million to $50 million. We expect the transaction to close on or around May 31, 2011 upon satisfaction of normal and customary closing conditions.

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

We manage our operations through two reportable operating segments, Lifestyle Media and Interactive Services. Lifestyle Media includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country (“GAC”). We completed the rebranding of Fine Living Network (“FLN”) to the Cooking Channel on May 31, 2010. The Cooking Channel is a 24-hour network that explores the food content genre at a more detailed level, including expert advice and techniques. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses such as HGTVPro.com and FrontDoor.com, serving food, home and travel related categories. Our Lifestyle Media branded websites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

Our Interactive Services operating segment includes the online comparison shopping and consumer information service, Shopzilla, and its related online comparison shopping brands, BizRate, Beso and Tada. Shopzilla sites collectively rank among the top comparison shopping websites in the United States and among the country’s top 10 general retail sites.

Operating revenues in the first quarter of 2011 increased 14 percent to $536 million compared with the same period a year ago, while segment profit for the period was $237 million compared with $175 million a year earlier, a 35 percent increase.

Lifestyle Media revenues increased 11 percent to $474 million in the first quarter of 2011 compared with the same period in 2010. Segment profit in the first quarter of 2011 was $245 million compared with $186 million in the first quarter of 2010. Segment profit in 2010 was impacted by $14.1 million of costs that were incurred for the transition of the Travel Channel business into SNI and $11.0 million of marketing and legal expenses incurred to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV.

For the first quarter 2011, HGTV was the 13th highest ranked ad-supported cable network. HGTV’s audience ratings were level with the first quarter of 2010 and advertising sales increased 9 percent over the same period. At Food Network, prime time viewing was up 13 percent compared with the March 2010 making it the highest March prime time in Food Network’s history, although total day ratings in the quarter were flat relative to the prior year. Food Network finished the first quarter as the 8th ranked ad-supported cable network in prime time. After launching in May 2010, Cooking Channel continues to grow beyond expectations. The prime time audience for the month of March improved 19 percent over the comparable period in 2010 with Fine Living, while total day viewership was up 27 percent compared with March 2010. At Travel Channel, 2010 was the highest rated year ever for the network. The network is aggressively assembling a new slate of programming for 2011 to further build on these positive ratings trends. In 2011, the network delivered the highest prime time audience for March in its history. Lifestyle Media continues to focus on driving ratings growth for all our national television networks through popular programming and identifying opportunities to extend our nationally recognized brands to create new revenue streams.

At Interactive Services, revenues in the first quarter of 2011 were $55.1 million compared with $37.6 million in the first quarter of 2010. The improved results are attributed to the strong operating results in Europe and to the ongoing efforts to enhance the competitive position of the online comparison shopping sites. Specifically, the company has increased consumer engagement with its websites by expanding the comprehensiveness of product search results and developing consumer-friendly page layouts. The company also has been working to increase the value of its websites as search-based marketing platforms for online retail merchants.

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. On April 28, 2011, we entered into a definitive agreement to sell the business for total consideration of approximately $165 million. Beginning in the second quarter of 2011, Shopzilla’s assets, liabilities and results of operations will be presented as discontinued operations within our condensed consolidated financial statements for all periods presented.

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

Note 2 to the Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for Programs and Program Licenses, Revenue Recognition, Acquisitions, Goodwill, Finite-Lived Intangible Assets, and Income Taxes to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in those accounting policies.

RESULTS OF OPERATIONS

The trends and underlying economic conditions affecting the operating performance and future prospects differ for each of our business segments, although the competitive landscape in both segments is affected by multiple media platforms competing for consumers and advertising dollars. In our Lifestyle Media division, we strive to create popular programming that resonates across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate. In the Interactive Services division, we attract and monetize user traffic to our websites by providing a consumer-friendly, online shopping experience and providing participating online merchants with a valued marketing alternative.

Consolidated results of operations were as follows:

( in thousands )	Three months ended March 31,
	2011	2010	Change

Operating revenues	$535,967	$469,393	14.2%
Costs and expenses	(298,842)	(294,239)	1.6%
Depreciation and amortization of intangible assets	(29,862)	(31,447)	(5.0)%
Gains (losses) on disposal of property and equipment	(16)	(148)	(89.2)%

Operating income	207,247	143,559	44.4%
Interest expense	(8,615)	(8,481)	1.6%
Equity in earnings of affiliates	9,658	6,176	56.4%
Miscellaneous, net	224	(597)

Income from operations before income taxes	208,514	140,657	48.2%
Provision for income taxes	(63,197)	(44,875)	40.8%

Net income	145,317	95,782	51.7%
Net income attributable to noncontrolling interests	(44,792)	(23,324)	92.0%

Net income attributable to SNI	$100,525	$72,458	38.7%

The increase in operating revenues for the first quarter of 2011 compared with the prior-year period was due to solid growth in advertising sales and affiliate fee revenue from our national television networks. The increase in advertising sales at Lifestyle Media reflects strong pricing and sales in both our upfront and scatter market for advertising spots. The increase in affiliate fee revenues reflects the contractual rate increases at HGTV and Food Network as well as subscriber growth at all of our networks. A $17.5 million year-over-year increase in Interactive Services’ revenue also contributed to the increase in operating revenues. Stronger operating results in Europe and improvement in the online shopping experience for consumers and merchants contributed to the growth in Interactive Services’ revenues.

Costs and expenses in the first quarter of 2010 include $15.5 million of costs related to the transition of the Travel Channel business into SNI and $11.0 million of marketing and legal expenses incurred in the first quarter of 2010 to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV. Excluding these 2010 expenses, costs and expenses increased 12 percent in the first quarter of 2011 compared with the same quarter in 2010. An increase in employee costs from the hiring of positions held vacant since the economic downturn contributed to the increase in costs and expenses.

In December of 2009, a majority-owned subsidiary of SNI issued a total of $885 million aggregate principal amount Senior Notes through a private placement. The Senior Notes bear interest at 3.55%. We expect interest expense will be $33 million to $35 million for the full-year of 2011.

The increase in equity in earnings of affiliates reflects the growing contribution from both our Fox Southern Sports investment and the Food Network Magazine.

Our effective income tax rate was 30.3% in the first quarter of 2011 compared with 31.9% in the first quarter of 2010. The favorable decrease in our effective income tax rate during 2011 reflects the income tax effect of attributing higher income for the Food Network partnership to the noncontrolling owner. See the noncontrolling interest discussion in MD&A that follows.

We anticipate that our effective tax rate will be approximately 31 to 33 percent for the full-year of 2011.

In August of 2010, we contributed the Cooking Channel to the Food Network partnership. At the close of our 2010 fiscal year, the noncontrolling owner had not made a required pro-rata capital contribution to the partnership and its ownership interest was diluted from 31 percent to 25 percent. Accordingly, for the four months following the Cooking Channel Contribution, profits from the partnership were allocated to the noncontrolling owner at its reduced ownership percentage. During the first quarter of 2011, the noncontrolling interest made the pro-rata contribution to the Partnership and its ownership interest was restored to 31 percent as if the contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact of restoring the noncontrolling owner’s interest in the Partnership increased net income attributable to noncontrolling interest $8.0 million in the first quarter of 2011.

Net income attributable to noncontrolling interests increased due to the increased profitability of both the Food Network partnership and the Travel Channel. We expect net income attributable to noncontrolling interests will be $160 million to $170 million for the full-year of 2011.

Business Segment Results - As discussed in Note 13—Segment Information to the condensed consolidated financial statements, our chief operating decision maker evaluates the operating performance of the reportable segments and makes decisions about the allocation of resources to the reportable segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

( in thousands )	Three months ended March 31,
	2011	2010	Change

Segment operating revenues:
Lifestyle Media	$473,553	$428,564	10.5%
Interactive Services	55,136	37,606	46.6%
Corporate/intersegment eliminations	7,278	3,223

Total operating revenues	$535,967	$469,393	14.2%

Segment profit (loss):
Lifestyle Media	$244,605	$186,199	31.4%
Interactive Services	9,875	4,875
Corporate	(17,355)	(15,920)	9.0%

Total segment profit	237,125	175,154	35.4%
Depreciation and amortization of intangible assets	(29,862)	(31,447)	(5.0)%
Gains (losses) on disposal of property and equipment	(16)	(148)	(89.2)%
Interest expense	(8,615)	(8,481)	1.6%
Equity in earnings of affiliates	9,658	6,176	56.4%
Miscellaneous, net	224	(597)

Income from operations before income taxes	$208,514	$140,657	48.2%

Corporate includes the operating results of the venture we formed with Chello Zone Media (“Chello”), operating results from the international licensing of our national networks’ programming, and the costs associated with our international expansion initiatives. The venture with Chello, of which we own 89 percent, was formed to launch new lifestyle-oriented channels in Europe, the Middle East and Africa.

Our continued investment in international expansion initiatives increased the segment loss at corporate by $1.9 million in the first quarter of 2011 and $1.8 million in the first quarter of 2010. International operating losses are expected to be $5 million to $10 million for the full-year of 2011.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

( in thousands )	Three months ended March 31,
	2011	2010

Operating income	$207,247	$143,559
Depreciation and amortization of intangible assets:
Lifestyle Media	21,049	22,615
Interactive Services	8,301	8,394
Corporate	512	438
Losses (gains) on disposal of property and equipment:
Lifestyle Media	16	121
Interactive Services		27

Total segment profit	$237,125	$175,154

Lifestyle Media – Lifestyle Media includes six national television networks and a collection of Internet businesses.

Our Lifestyle Media division earns revenue primarily from the sale of advertising time on our national networks, affiliate fees paid by cable and satellite television operators that carry our network programming, the licensing of its content to third parties, the licensing of its brands for consumer products and from the sale of advertising on our Lifestyle Media affiliated websites. Employee costs and programming costs are Lifestyle Media’s primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Lifestyle Media were as follows:

( in thousands )	Three months ended March 31,
	2011	2010	Change

Segment operating revenues:
Advertising	$321,759	$287,269	12.0%
Network affiliate fees, net	144,088	135,903	6.0%
Other	7,706	5,392	42.9%

Total segment operating revenues	473,553	428,564	10.5%

Segment costs and expenses:
Employee compensation and benefits	59,558	52,864	12.7%
Program amortization	89,568	89,497	0.1%
Other segment costs and expenses	79,822	100,004	(20.2)%

Total segment costs and expenses	228,948	242,365	(5.5)%

Segment profit	$244,605	$186,199	31.4%

Supplemental Information:

Billed network affiliate fees	$153,964	$142,152

Program payments	114,405	86,965

Depreciation and amortization	21,049	22,615

Capital expenditures	9,668	10,962

Positive prime time audience trends and strong pricing and sales in both our upfront and scatter market for advertising spots resulted in double-digit advertising growth in the first quarter of 2011 compared with the first quarter of 2010.

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

The increase in employee compensation and benefits reflects the hiring of positions held vacant since the economic downturn.

We continued our investment in the quality and variety of programming at our networks during the first quarter of 2011. Programming expenses are expected to increase 6 percent to 9 percent for the full year of 2011.

The decrease in other costs and expenses is attributed to 2010 including $14.1 million of transition costs that were incurred for the Travel Channel business and $11.0 million of marketing and legal expenses to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV.

Lifestyle Media’s non-programming expenses for the full year of 2011 are expected to be flat to down 2 percent.

Supplemental financial information for Lifestyle Media is as follows:

( in thousands )	Three months ended March 31,
	2011	2010	Change

Operating revenues by brand:
Food Network	$174,045	$151,932	14.6%
HGTV	171,364	161,617	6.0%
Travel Channel	61,999	56,896	9.0%
DIY	23,345	18,648	25.2%
Cooking Channel / FLN (1)	15,267	13,784	10.8%
GAC	6,464	6,406	0.9%
Digital Businesses	19,381	18,043	7.4%
Other	2,223	1,826	21.7%
Intrasegment eliminations	(535)	(588)	(9.0)%

Total segment operating revenue	$473,553	$428,564	10.5%

Subscribers (2):
Food Network	100,400	99,700	0.7%
HGTV	99,800	99,000	0.8%
Travel Channel	96,000	95,700	0.3%
DIY	54,000	53,400	1.1%
Cooking Channel / FLN (1)	57,500	57,000	0.9%
GAC	59,800	58,500	2.2%

(1)	The Cooking Channel, a replacement for FLN, premiered on May 31, 2010.
(2)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

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

Our Interactive Services businesses earn revenue primarily from referral fees and advertising paid by participating online retailers.

Financial information for Interactive Services is as follows:

( in thousands )	Three months ended March 31,
	2011	2010	Change

Segment operating revenues	$55,136	$37,606	46.6%

Segment costs and expenses:
Employee compensation and benefits	12,042	9,879	21.9%
Marketing and advertising	29,775	19,118	55.7%
Other segment costs and expenses	3,444	3,734	(7.8)%

Total segment costs and expenses	45,261	32,731	38.3%

Segment profit	$9,875	$4,875

Supplemental Information:

Depreciation and amortization	$8,301	$8,394

Capital expenditures	4,241	5,153

With the goal of engaging consumers more deeply in the online comparison shopping experience on our websites, we have increased the comprehensiveness of product search results and introduced consumer friendly page designs and functionality. Simultaneously, we have been working to increase the value of our consumer shopping services as search-based marketing platforms for retail merchants.

Operating revenues and our segment profit margin increased in the first quarter of 2011 compared with the first quarter of 2010. The improved operating results reflect the significant expansion of Shozilla’s share in Europe and improvement in the online shopping experience for consumers.

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. On April 28, 2011, we signed a definitive agreement to sell the business for consideration of approximately $165 million. Beginning in the second quarter of 2011, Shopzilla’s assets, liabilities and results of operations will be presented as discontinued operations within our condensed consolidated financial statements for all periods presented.

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

( in thousands )	Three months ended March 31,
	2011	2010

Cash provided by operating activities	$225,863	$159,052
Dividends paid, including to noncontrolling interest	(27,860)	(68,020)
Stock option proceeds	10,745	8,817
Noncontrolling interest capital contribution	52,804
Other, net	(2,375)	(1,324)

Cash flow amounts available for acquisitions, investments, and debt repayment	$259,177	$98,525

Sources and uses of available cash flow:
Business acquisitions and net investment activity	20	(15,622)
Capital expenditures	(15,430)	(16,312)

Increase (decrease) in cash and cash equivalents	$243,767	$66,591

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, and repay debt. We expect cash flow from operating activities in 2011 will provide sufficient liquidity to continue the development of brands and to fund the capital expenditures necessary to support our business.

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

We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2013. There were no outstanding borrowings under the Facility at March 31, 2011.

In February 2011, the noncontrolling owner in the Food Network partnership made a $52.8 million cash contribution to the partnership. Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by partners prior to distribution based upon each partners’ ownership interest in the partnership. Cash distributions to Food Network’s noncontrolling interest were $15.2 million in the first quarter of 2011 and $55.6 million in the first quarter of 2010. We expect the cash distributions to the noncontrolling interest will approximate $80 million in 2011.

We have paid quarterly dividends of $.075 per share since our inception as a public company on July 1, 2008. Total dividend payments to shareholders of our common stock were $12.6 million in the first quarter of 2011 and $12.4 million in the first quarter of 2010. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs. We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus 175 basis points. A majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel. A 100 basis point increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $31.2 million and $32.6 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands )	As of March 31, 2011		As of December 31, 2010
	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,432	$905,181	$884,395	$906,547

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Canadian dollar, the British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at March 31, 2011.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Index to Exhibits

Exhibit No.	Item

31(a)	Section 302 Certifications (filed herewith)

31(b)	Section 302 Certifications (filed herewith)

32(a)	Section 906 Certifications *

32(b)	Section 906 Certifications *

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 5, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. *

*	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

E-1