Form 10-Q
period 2011-06-30
Scripps Networks Interactive, Inc.
filed 2011-08-09
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 29, 2011 there were 127,398,155 of the Registrant’s Class A Common shares outstanding and 34,359,113 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

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

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 to be the most significant. Except for the removal of certain risk factors that would be specifically attributed to our sold Shopzilla business, there have been no material changes to the risk factors identified in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs

4/1/11 - 4/30/11	—		—	—

5/1/11 - 5/31/11	—		—	—

6/1/11 - 6/30/11	6,430,027	$46.66	6,430,027	$700,000,017

Total	6,430,027	$46.66	6,430,027	$700,000,017

Under a share repurchase program authorized by the Board of Directors in June 2011, we were authorized to repurchase $1 billion of Class A Common shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: August 9, 2011	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Administrative Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
( in thousands, except per share data )	June 30, 2011 ( Unaudited )	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$713,456	$549,897
Accounts and notes receivable (less allowances: 2011 - $5,408; 2010 - $4,788)	531,433	505,392
Programs and program licenses	314,983	271,204
Assets of discontinued operations		262,268
Other current assets	66,172	82,114

Total current assets	1,626,044	1,670,875
Investments	59,962	48,536
Property and equipment, net	216,163	214,131
Goodwill	510,484	510,484
Other intangible assets, net	577,246	598,080
Programs and program licenses (less current portion)	277,871	252,522
Unamortized network distribution incentives	67,438	82,339
Other non-current assets	12,276	11,465

Total Assets	$3,347,484	$3,388,432

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,742	$9,672
Program rights payable	44,889	26,256
Customer deposits and unearned revenue	42,574	27,125
Employee compensation and benefits	39,155	47,902
Accrued marketing and advertising costs	13,313	7,277
Liabilities of discontinued operations		44,046
Other accrued liabilities	52,693	61,797

Total current liabilities	202,366	224,075
Deferred income taxes	89,851	81,960
Long-term debt	884,470	884,395
Other liabilities (less current portion)	120,646	117,708

Total liabilities	1,297,333	1,308,138

Redeemable noncontrolling interests	163,087	158,148

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2011 - 127,378,668 shares; 2010 - 133,288,144 shares	1,273	1,332
Voting - authorized: 60,000,000 shares; issued and outstanding: 2011 - 34,359,113 shares; 2010 - 34,359,113 shares	344	344

Total	1,617	1,676
Additional paid-in capital	1,369,028	1,371,050
Retained earnings	317,564	414,972
Accumulated other comprehensive income (loss)	(11,044)	(11,525)

Total SNI shareholders’ equity	1,677,165	1,776,173
Noncontrolling interest	209,899	145,973

Total equity	1,887,064	1,922,146

Total Liabilities and Equity	$3,347,484	$3,388,432

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

	Three months ended		Six months ended
	June 30,		June 30,
( in thousands, except per share data )	2011	2010	2011	2010

Operating Revenues:
Advertising	$374,049	$332,208	$696,725	$620,033
Network affiliate fees, net	148,128	139,299	293,565	276,098
Other	11,807	7,223	24,525	14,386

Total operating revenues	533,984	478,730	1,014,815	910,517

Costs and Expenses:
Employee compensation and benefits	67,862	64,310	140,802	125,721
Program amortization	99,742	103,499	190,043	193,407
Marketing and advertising	27,953	24,417	57,962	61,721
Other costs and expenses	64,326	64,580	124,657	137,465

Total costs and expenses	259,883	256,806	513,464	518,314

Depreciation, Amortization, and Losses (Gains):
Depreciation	11,719	12,142	22,831	23,301
Amortization of intangible assets	10,455	12,648	20,904	24,542
Losses (gains) on disposal of property and equipment	3	1,171	19	1,292

Total depreciation, amortization, and losses (gains)	22,177	25,961	43,754	49,135

Operating income	251,924	195,963	457,597	343,068
Interest expense	(8,576)	(9,291)	(17,191)	(17,772)
Equity in earnings of affiliates	13,024	8,366	22,682	14,542
Miscellaneous, net	421	377	468	244

Income from continuing operations before income taxes	256,793	195,415	463,556	340,082
Provision for income taxes	79,472	61,884	141,683	108,236

Income from continuing operations, net of tax	177,321	133,531	321,873	231,846
Income (loss) from discontinued operations, net of tax	(55,465)	8,174	(54,700)	5,641

Net income	121,856	141,705	267,173	237,487
Less: net income attributable to noncontrolling interests	44,427	35,497	89,219	58,821

Net income attributable to SNI	$77,429	$106,208	$177,954	$178,666

Net income attributable to SNI common shareholders per share of common stock:
Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$.79	$.59	$1.38	$1.04
Income (loss) from discontinued operations attributable to SNI common shareholders	(.33)	.05	(.32)	.03

Net income attributable to SNI common shareholders	$.46	$.64	$1.06	$1.07

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$.78	$.58	$1.37	$1.03
Income (loss) from discontinued operations attributable to SNI common shareholders	(.33)	.05	(.32)	.03

Net income attributable to SNI common shareholders	$.46	$.63	$1.05	$1.07

Amounts attributable to SNI:
Income from continuing operations	$132,894	$98,034	$232,654	$173,025
Income (loss) from discontinued operations	(55,465)	8,174	(54,700)	5,641

Net income attributable to SNI	$77,429	$106,208	$177,954	$178,666

See notes to condensed consolidated financial statements.

Net income per share amounts may not foot since each is calculated independently.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

	Six months ended
	June 30,
( in thousands )	2011	2010

Cash Flows from Operating Activities:
Net income	$267,173	$237,487
Loss (income) from discontinued operations	54,700	(5,641)

Income from continuing operations, net of tax	321,873	231,846
Depreciation and amortization of intangible assets	43,735	47,843
Amortization of network distribution costs	20,915	15,169
Program amortization	190,043	193,407
Equity in earnings of affiliates	(22,682)	(14,542)
Program payments	(242,335)	(183,568)
Capitalized network distribution incentives	(6,631)	(5,737)
Dividends received from equity investments	16,422	9,470
Deferred income taxes	9,641	(28,936)
Stock and deferred compensation plans	15,414	10,851
Changes in certain working capital accounts:
Accounts receivable	(26,195)	(47,703)
Other assets	(9,581)	(4,840)
Accounts payable	24	(8,486)
Accrued employee compensation and benefits	(9,554)	(4,855)
Accrued income taxes	33,984	(22,872)
Other liabilities	12,713	4,225
Other, net	4,509	13,385

Cash provided by (used in) continuing operating activities	352,295	204,657
Cash provided by (used in) discontinued operating activities	13,253	12,592

Cash provided by (used in) operating activities	365,548	217,249

Cash Flows from Investing Activities:
Additions to property and equipment	(24,875)	(23,620)
Purchase of noncontrolling interests	(3,400)	(14,400)
Other, net	(5,132)	(1,225)

Cash provided by (used in) continuing investing activities	(33,407)	(39,245)
Cash provided by (used in) discontinued investing activities	141,786	(10,206)

Cash provided by (used in) investing activities	108,379	(49,451)

Cash Flows from Financing Activities:
Dividends paid	(29,539)	(24,976)
Dividends paid to noncontrolling interest	(44,680)	(79,853)
Noncontrolling interest capital contribution	52,804
Repurchase of Class A common stock	(300,000)
Proceeds from stock options	16,779	18,034
Other, net	(6,023)	(5,064)

Cash provided by (used in) financing activities	(310,659)	(91,859)

Effect of exchange rate changes on cash and cash equivalents	291	702

Increase (decrease) in cash and cash equivalents	163,559	76,641

Cash and cash equivalents:
Beginning of year	549,897	254,370

End of period	$713,456	$331,011

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$16,186	$664
Income taxes paid	82,693	139,737

See notes to condensed consolidated financial statements.

SCRIPPS NETWORK INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED

OTHER COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS’ EQUITY (UNAUDITED)

	SNI Shareholders						Redeemable
				Accumulated			Noncontrolling
		Additional		Other			Interests
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total	(Temporary
( in thousands, except share data )	Stock	Capital	Earnings	Income (Loss)	Interest	Equity	Equity)
Balance as of December 31, 2009	$1,658	$1,271,209	$113,853	$(3,004)	$151,336	$1,535,052	$113,886
Net income (loss)			178,666		64,183	242,849	(5,362)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of $249				(762)	(48)	(810)	(139)
Pension liability adjustment, net of tax of ($81)				(127)		(127)

Other comprehensive income (loss)						(937)	(139)

Total comprehensive income (loss)						241,912	(5,501)

Additions to noncontrolling interest							957
Redemption of noncontrolling interest in FLN							(14,400)
Redeemable noncontrolling interests fair value adjustments			(22,085)			(22,085)	22,085
Dividend paid to noncontrolling interest					(79,853)	(79,853)
Dividends: declared and paid - $.15 per share			(24,976)			(24,976)
Convert 120,000 Voting Shares to Class A Common shares
Stock-based compensation expense		10,968				10,968
Exercise of employee stock options: 609,912 shares issued	6	18,028				18,034
Other stock-based compensation, net: 120,854 shares issued; 213,203 shares repurchased; 5,648 shares forfeited	(1)	(8,369)				(8,370)
Tax benefits of compensation plans		4,354				4,354

Balance as of June 30, 2010	$1,663	$1,296,190	$245,458	$(3,893)	$135,618	$1,675,036	$117,027

Balance as of December 31, 2010	$1,676	$1,371,050	$414,972	$(11,525)	$145,973	$1,922,146	$158,148
Net income (loss)			177,954		81,039	258,993	8,180
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of ($119)				374	131	505	159
Pension liability adjustment, net of tax of ($68)				107		107

Other comprehensive income (loss)						612	159

Total comprehensive income (loss)						259,605	8,339

Contribution by noncontrolling interest to Food Network Partnership					52,804	52,804
Effect of capital contributions to Food Network Partnership		25,368			(25,368)
Redemption of noncontrolling interest							(3,400)
Dividends paid to noncontrolling interest					(44,680)	(44,680)
Dividends: declared and paid - $.175 per share			(29,539)			(29,539)
Repurchase 6,430,027 Class A Common shares	(64)	(54,113)	(245,823)			(300,000)
Stock-based compensation expense		14,067				14,067
Exercise of employee stock options: 499,833 shares issued	5	16,774				16,779
Other stock-based compensation, net: 232,076 shares issued; 208,557 shares repurchased; 2,801 shares forfeited		(9,041)				(9,041)
Tax benefits of compensation plans		4,923				4,923

Balance as of June 30, 2011	$1,617	$1,369,028	$317,564	$(11,044)	$209,899	$1,887,064	$163,087

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended		Six months ended
	June 30,		June 30,
( in thousands )	2011	2010	2011	2010

Weighted-average shares outstanding:
Basic	168,815	166,683	168,624	166,372
Share options	1,233	1,119	1,251	1,074

Diluted weighted-average shares outstanding	170,048	167,802	169,875	167,446

Anti-dilutive share awards	475	2,916	454	3,115

For 2011 and 2010, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

3.	Accounting Standards Updates and Recently Issued Accounting Standards Updates

Recently Issued Accounting Standards Updates

In May 2011, an update was made to the Fair Value Measurement Topic, ASC 820, which is the result of joint efforts by the Financial Accounting Standards Board and International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and on what disclosures to provide about fair value measurements. While the update is largely consistent with existing fair value measurement principles in GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between GAAP and International Financial Reporting Standards. This update will become effective for us on January 1, 2012. We do not expect the adoption of this update will have a material impact on our financial statements.

In June 2011, an update was made to the Comprehensive Income Topic, ASC 220, which provides guidance for the manner in which entities present comprehensive income in their financial statements. The update removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The update does not change the items that must be reported in other comprehensive income nor does it require any additional disclosures. This update will become effective for us on January 1, 2012. We do not expect the adoption of this update will have a material impact on our financial statements.

4.	Other Charges and Credits

Food Network Partnership noncontrolling interest - During 2010, we completed the rebranding of the Fine Living Network (“FLN”) to the Cooking Channel and subsequently contributed the membership interest of the Cooking Channel to the Food Network Partnership (the “Partnership”) in August of 2010. In accordance with the terms of the Partnership agreement, the noncontrolling interest owner was required to make a pro-rata capital contribution to maintain its proportionate interest in the Partnership. At the close of our 2010 fiscal year, the noncontrolling owner had not made the required $52.8 million contribution and as a result its ownership interest in the Partnership was diluted from 31 percent to 25 percent. Accordingly, for the four months following the Cooking Channel contribution, profits were allocated to the noncontrolling owner at its reduced ownership percentage, reducing net income attributed to noncontrolling interest by $8.0 million in 2010.

In February 2011, the noncontrolling owner made the $52.8 million pro-rata contribution to the Partnership and its ownership interest was returned to the pre-dilution percentage as if this pro-rata contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact of restoring the noncontrolling owner’s interest in the Partnership increased net income attributable to noncontrolling interest $8.0 million in the first quarter of 2011. Year-to-date net income attributable to SNI was decreased $4.7 million.

Travel Channel and other costs – Operating results in the second quarter of 2010 include $8.6 million of transition costs following our acquisition of a controlling interest in the Travel Channel in December 2009. Net income attributable to SNI for the second quarter of 2010 was reduced $3.4 million.

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

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. We received consideration totaling approximately $160 million upon finalizing the sale of the business on May 31, 2011. The Shopzilla business’ assets, liabilities and results of operations have been retrospectively presented as discontinued operations within our condensed consolidated financial statements for all periods.

Operating results of our discontinued operations were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
( in thousands )	2011	2010	2011	2010

Operating revenues	$32,356	$37,311	$87,492	$74,917

Income (loss) from discontinued operations, before tax:
Shopzilla:
Income (loss) from operations	$(4,219)	$(3,036)	$(2,468)	$(7,046)
Loss from divestiture	(53,325)		(53,325)

Total Shopzilla	(57,544)	(3,036)	(55,793)	(7,046)
uSwitch		714		714

Income (loss) from discontinued operations, before tax	(57,544)	(2,322)	(55,793)	(6,332)
Income tax (benefit)	(2,079)	(10,496)	(1,093)	(11,973)

Income (loss) from discontinued operations, net of tax	$(55,465)	$8,174	$(54,700)	$5,641

Discontinued operations in the second quarter of 2011 reflect a loss on divestiture of $53.3 million related to the sale of the Shopzilla business. No income tax benefit related to the capital losses attributed to the sale has been recognized. The loss on divestiture is subject to the settlement of final working capital adjustments and $5 million in contingent cash consideration if Shopzilla achieves certain performance targets in 2012.

The income tax benefit recorded during the second quarter of 2010 includes a reduction in the valuation allowance on the deferred tax asset resulting from the uSwitch sale in December of 2009. The reduction in the valuation allowance is attributed to the utilization of the uSwitch capital loss against capital gains that were generated in periods prior to the Company’s separation from The E. W. Scripps Company (“E. W. Scripps”). In accordance with the tax allocation agreement with E. W. Scripps, we were notified in the second quarter that these capital gains were available for use by SNI. The income tax benefit increased income from discontinued operations $9.3 million.

6.	Investments

The approximate ownership interest in each of our equity method investments and their respective investment balances were as follows:

		As of
( in thousands )	Ownership Interest	June 30, 2011	December 31, 2010

HGTV Canada	33.00%	$24,901	$23,569
Food Canada	29.00%	14,643	13,230
Fox-BRV Southern Sports Holdings	7.25%	11,895	9,239
Food Network Magazine JV	50.00%	779	2,318
Oyster.com	24.01%	7,423
Other		321	180

Total investments		$59,962	$48,536

In the second quarter of 2011, we acquired a 24% interest in Oyster.com for consideration totaling $7.7 million.

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. No impairments were recognized on any of our equity method investments in 2011 or 2010.

7.	Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories which are described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011:

( in thousands )	Total	Level 1		Level 2	Level 3

Assets:
Cash equivalents	$612,730		$612,730	$	$

Temporary equity:
Redeemable noncontrolling interests	$163,087	$		$		$163,087

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010:

( in thousands )	Total	Level 1		Level 2	Level 3

Assets:
Cash equivalents	$485,465		$485,465	$	$

Temporary equity:
Redeemable noncontrolling interests	$158,148	$		$		$158,148

We determine the fair value of the redeemable noncontrolling interests by using market data, appraised values, discounted cash flow analyses or by applying comparable market multiples to the respective businesses’ current forecasted results (Refer to Note 11—Redeemable Noncontrolling Interests and Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

	Redeemable Noncontrolling Interests
	Three months ended		Six months ended
	June 30,		June 30,
( in thousands )	2011	2010	2011	2010

Beginning period balance	$161,522	$104,596	$158,148	$113,886
Redemption of noncontrolling interests	(3,400)		(3,400)	(14,400)
Additions to noncontrolling interest		957		957
Net income (loss)	4,889	(1,418)	8,180	(5,362)
Noncontrolling interest’s share of foreign currency translation	76	(21)	159	(139)
Fair value adjustment		12,913		22,085

Balance as of June 30, 2011	$163,087	$117,027	$163,087	$117,027

The net income (loss) amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our condensed consolidated statements of operations.

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of
( in thousands )	June 30, 2011	December 31, 2010

Goodwill	$510,484	$510,484

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	514,951	514,944
Customer lists	87,107	87,117
Copyrights and other trade names	59,350	59,865
Other	8,008	8,008

Total carrying amount	669,416	669,934

Accumulated amortization:
Acquired network distribution	(56,744)	(43,624)
Customer lists	(23,025)	(17,068)
Copyrights and other trade names	(7,183)	(6,171)
Other	(5,218)	(4,991)

Total accumulated amortization	(92,170)	(71,854)

Total other intangible assets, net	577,246	598,080

Total goodwill and other intangible assets, net	$1,087,730	$1,108,564

The reported goodwill balances summarized above are attributed to our Lifestyle Media business segment.

Activity related to amortizable intangible assets by business segment was as follows:

	Lifestyle
( in thousands )	Media	Corporate	Total
Amortizable intangible assets:
Balance as of December 31, 2010	$597,938	$142	$598,080
Additions	65		65
Foreign currency translation adjustment		5	5
Amortization	(20,864)	(40)	(20,904)

Balance as of June 30, 2011	$577,139	$107	$577,246

Estimated amortization expense of intangible assets for each of the next five years is as follows: $21.0 million for the remainder of 2011, $42.6 million in 2012, $42.5 million in 2013, $42.1 million in 2014, $34.0 million in 2015, $32.7 million in 2016 and $362.3 million in later years.

9.	Long-Term Debt

Long-term debt consisted of the following:

	As of
( in thousands )	June 30, 2011	December 31, 2010

Senior notes	$884,470	$884,395

Fair value of long-term debt*	$923,645	$906,547

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

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

We have a Competitive Advance and Revolving Credit Facility (the “ Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. The Facility bears interest based upon the Company’s credit ratings. At June 30, 2011, drawn amounts would bear interest at Libor plus 100 basis points and undrawn amounts bear interest at 10 basis points. There were no outstanding borrowings under the Facility at June 30, 2011 or December 31, 2010.

The Facility and Senior Notes agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio. We were in compliance with all debt covenants as of June 30, 2011.

As of June 30, 2011, we had outstanding letters of credit totaling $1.1 million.

10.	Other Liabilities

Other liabilities consisted of the following:

	As of
( in thousands )	June 30, 2011	December 31, 2010

Liability for pension and post employment benefits	$46,443	$52,583
Deferred compensation	19,057	16,193
Liability for uncertain tax positions	51,273	42,694
Other	3,873	6,238

Other liabilities (less current portion)	$120,646	$117,708

11.	Redeemable Noncontrolling Interests and Noncontrolling Interest

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

A noncontrolling interest held an 11% residual interest in our international venture with Chello Zone Media. During the second quarter 2011, the noncontrolling interest exercised their put option resulting in SNI acquiring their 11% residual interest for cash consideration of $3.4 million.

Our condensed consolidated balance sheets include a redeemable noncontrolling interests balance of $163 million at June 30, 2011 and $158 million at December 31, 2010.

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

12.	Stock Based Compensation and Share Repurchase Program

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

For the year-to-date period of 2011, the Company granted 0.5 million stock options and 0.3 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $5.7 million for the second quarter of 2011 and $5.2 million for the second quarter of 2010. Year-to-date share based compensation costs totaled $12.6 million in 2011 and $10.5 million in 2010.

Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. The weighted-average assumptions used in the model were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average fair value of stock options granted	$17.46	$14.99	$18.76	$13.87
Assumptions used to determine fair value:
Dividend yield	0.58%	0.69%	0.56%	0.75%
Risk-free rate of return	1.65%	2.43%	2.24%	2.52%
Expected life of options (years)	4.5	4.6	5.0	5.0
Expected volatility	40.13%	38.72%	39.02%	38.29%

As of June 30, 2011, $8.4 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.6 years. In addition, $24.6 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 2.3 years.

Share Repurchase Program

In June 2011, our Board of Directors authorized a share repurchase program allowing the Company to repurchase up to $1 billion of its outstanding Class A common shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. All shares repurchased under the program are constructively retired and returned to unissued shares. During the second quarter of 2011, we repurchased 6.4 million shares from The Edward W. Scripps Trust at a total cost of $300 million.

13.	Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
( in thousands)	2011	2010	2011	2010

Interest cost	$886	$777	$1,771	$1,538
Expected return on plan assets, net of expenses	(741)	(610)	(1,482)	(1,220)
Actuarial (gain)/loss	15		31

Total for defined benefit plans	160	167	320	318
Supplemental executive retirement plan (“SERP”)	488	447	976	888
Defined contribution plans	3,285	2,381	8,030	6,286

Total	$3,933	$2,995	$9,326	$7,492

We contributed $0.4 million to fund current benefit payments for our nonqualified supplemental executive retirement plan (“SERP”) during the first half of 2011. We anticipate contributing $1.7 million to fund the SERP’s benefit payments during the remainder of fiscal 2011. We made contributions totaling $6.0 million to our SNI Pension Plan in the second quarter 2011.

14.	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2011	2010	2011	2010
Comprehensive Income (Loss):
Net income	$121,856	$141,705	$267,173	$237,487
Other comprehensive income (loss):
Currency translation, net of income tax	108	(1,396)	664	(949)
Pension liability adjustments, net of income tax	53	(150)	107	(127)

Total comprehensive income	122,017	140,159	267,944	236,411
Comprehensive income attributable to noncontrolling interest	44,520	35,335	89,509	58,634

Comprehensive income attributable to SNI	$77,497	$104,824	$178,435	$177,777

15.	Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Our reportable segment, Lifestyle Media, is a strategic business that offers different products and services.

Lifestyle Media includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and GAC. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. The Food Network and Cooking Channel are included in the Food Network partnership of which we own approximately 69%. We also own 65% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees paid by cable and satellite television systems.

Each of our segments may provide advertising, programming or other services to our other segments. In addition, certain corporate costs and expenses, including information technology, pensions and other employee benefits, and other shared services, are allocated to our business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily comprised of cash and cash equivalents, investments, and deferred income taxes.

Our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to the business segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our business segments is as follows:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2011	2010	2011	2010
Segment operating revenues:
Lifestyle Media	$527,353	$475,193	$1,000,906	$903,757
Corporate/intersegment eliminations	6,631	3,537	13,909	6,760

Total operating revenues	$533,984	$478,730	$1,014,815	$910,517

Segment profit (loss):
Lifestyle Media	$288,859	$237,003	$533,464	$423,202
Corporate	(14,758)	(15,079)	(32,113)	(30,999)

Total segment profit	274,101	221,924	501,351	392,203
Depreciation and amortization of intangible assets	(22,174)	(24,790)	(43,735)	(47,843)
Gains (losses) on disposal of property and equipment	(3)	(1,171)	(19)	(1,292)
Interest expense	(8,576)	(9,291)	(17,191)	(17,772)
Equity in earnings of affiliates	13,024	8,366	22,682	14,542
Miscellaneous, net	421	377	468	244

Income from continuing operations before income taxes	$256,793	$195,415	$463,556	$340,082

	As of
( in thousands )	June 30, 2011	December 31, 2010

Assets:
Lifestyle Media	$2,752,738	$2,681,691
Corporate	594,746	444,473

Total assets of continuing operations	3,347,484	3,126,164
Discontinued operations		262,268

Total assets	$3,347,484	$3,388,432

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

OVERVIEW

Scripps Networks Interactive is one of the leading developers of lifestyle-oriented content for television and the Internet with respected, high-profile television and interactive brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and useful content that focuses on specifically defined topics of interest.

We manage our operations through a reportable operating segment, Lifestyle Media. Lifestyle Media includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country (“GAC”). Fine Living Network (“FLN”) was rebranded to the Cooking Channel on May 31, 2010. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. Our Lifestyle Media branded websites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

We also have established lifestyle media brands internationally. Food based channels are available in the United Kingdom, other European markets, the Middle East, Africa and Asia. During the second quarter of 2011, we acquired the 11 percent noncontrolling interest in the venture that operates these Food based channels. Our international offerings also include Fine Living Network, a full-spectrum lifestyle television channel and interactive brand that is available across more than 60 countries.

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. We received consideration totaling $160 million upon finalizing the sale of the business on May, 31, 2011. The Shopzilla businesses’ assets, liabilities and results of operations have been retrospectively presented as discontinued operations within our condensed consolidated financial statements for all periods.

Our continuing businesses earn revenues principally from advertising sales, affiliate fees and ancillary sales, including the sale and licensing of consumer products. Programming expenses, employee costs, and sales and marketing expenses are the primary operating costs of our continuing businesses.

Operating revenues from our continuing operations in the second quarter of 2011 increased 12 percent to $534 million compared with the same period a year ago, while segment profit for the period was $274 million compared with $222 million a year earlier, a 24 percent increase. Operating revenues from our continuing operations for the year-to-date period of 2011 increased 12 percent to $1.0 billion compared with $911 million for the same period in 2010. Segment profit for the year-to-date period of 2011 was $501 million compared with $392 million for the same period in 2010, a 28% increase.

Segment profit for the year-to-date period 2010 was impacted by $24.1 million of transition costs that were incurred following our acquisition of a controlling interest in the Travel Channel and $11.0 million of marketing and legal expenses incurred to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV. For the second quarter of 2010, segment profit was impacted $8.6 million related to these Travel Channel transition costs.

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

RESULTS OF OPERATIONS

The competitive landscape in our business segments is affected by multiple media platforms competing for consumers and advertising dollars. In our Lifestyle Media division, we strive to create popular programming that resonates across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated results of operations were as follows:

	Three months ended June 30,			Six months ended June 30,
( in thousands)	2011	2010	Change	2011	2010	Change

Operating revenues	$533,984	$478,730	11.5%	$1,014,815	$910,517	11.5%
Costs and expenses	(259,883)	(256,806)	1.2%	(513,464)	(518,314)	(0.9)%
Depreciation and amortization of intangible assets	(22,174)	(24,790)	(10.6)%	(43,735)	(47,843)	(8.6)%
Gains (losses) on disposal of property and equipment	(3)	(1,171)	(99.7)%	(19)	(1,292)	(98.5)%

Operating income	251,924	195,963	28.6%	457,597	343,068	33.4%
Interest expense	(8,576)	(9,291)	(7.7)%	(17,191)	(17,772)	(3.3)%
Equity in earnings of affiliates	13,024	8,366	55.7%	22,682	14,542	56.0%
Miscellaneous, net	421	377	11.7%	468	244	91.8%

Income from continuing operations before income taxes	256,793	195,415	31.4%	463,556	340,082	36.3%
Provision for income taxes	(79,472)	(61,884)	28.4%	(141,683)	(108,236)	30.9%

Income from continuing operations, net of tax	177,321	133,531	32.8%	321,873	231,846	38.8%
Income (loss) from discontinued operations, net of tax	(55,465)	8,174		(54,700)	5,641

Net income	121,856	141,705	(14.0)%	267,173	237,487	12.5%
Net income attributable to noncontrolling interests	(44,427)	(35,497)	25.2%	(89,219)	(58,821)	51.7%

Net income attributable to SNI	$77,429	$106,208	(27.1)%	$177,954	$178,666	(0.4)%

Discontinued Operations

Discontinued operations reflect our Shopzilla business that was sold in the second quarter of 2011.

Results of discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2011	2010	2011	2010

Operating revenues	$32,356	37,311	$87,492	$74,917

Income (loss) from discontinued operations, before tax:
Shopzilla:
Income (loss) from operations	$(4,219)	$(3,036)	$(2,468)	$(7,046)
Loss from divestiture	(53,325)		(53,325)

Total Shopzilla	(57,544)	(3,036)	(55,793)	(7,046)
uSwitch		714		714

Income (loss) from discontinued operations, before tax	(57,544)	(2,322)	(55,793)	(6,332)
Income tax (benefit)	(2,079)	(10,496)	(1,093)	(11,973)

Income (loss) from discontinued operations, net of tax	$(55,465)	$8,174	$(54,700)	$5,641

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. On May 31, 2011, we completed the sale of the business and received consideration totaling approximately $160 million. The consideration was comprised of approximately $150 million of cash and $10 million of deferred payment due to the Company in 2012. In the second quarter of 2011, discontinued operations reflects a loss on divestiture of $53.3 million related to the sale of the business. The loss on divestiture is subject to the settlement of final working capital adjustments and $5 million in contingent cash consideration if Shopzilla achieves certain performance targets in 2012.

The income tax benefit recorded during the second quarter of 2010 includes a reduction in the valuation allowance on the deferred tax asset resulting from the sale of our uSwitch business in December of 2009. The reduction in the valuation allowance is attributed to the partial utilization of the uSwitch capital loss against capital gains that were generated in periods prior to the Company’s separation from The E. W. Scripps Company (“E. W. Scripps”). In accordance with the tax allocation agreement with E. W. Scripps, we were notified in the second quarter of 2010 that these capital gains were available for use by SNI. The income tax benefit increased income from discontinued operations $9.3 million.

Continuing operations - The increase in operating revenues for the second quarter of 2011 and the year-to-date period of 2011 compared with the prior-year periods was due primarily to solid growth in advertising sales and affiliate fee revenue from our national television networks. Despite the impact of some ratings softness during the period, advertising revenues from our national networks increased $41.4 million or 13 percent for the second quarter of 2011 compared with the second quarter of 2010. For the year-to-date period of 2011 compared with the year-to-date period of 2010, advertising revenues were up $75.9 million or 12 percent. The increase in advertising revenues reflects strong pricing and sales in both our upfront and scatter market for advertising spots. Affiliate fee revenues at our national television networks increased $7.8 million or 5.6 percent in the second quarter of 2011 compared with the second quarter of 2010. For year-to-date period of 2011 compared with the year-to-date period of 2010, affiliate fee revenues were up $15.9 million or 5.8 percent. The increase in affiliate fee revenues reflects both scheduled rate increases and subscriber growth at all of our networks.

Costs and expenses in the second quarter of 2010 include $8.6 million of costs related to the transition of the Travel Channel business into SNI. For the year-to-date period of 2010, costs and expenses include $24.1 million of costs related to the transition of the Travel Channel business and $11.0 million of marketing and legal expenses incurred in the first quarter of 2010 to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV. Excluding these 2010 expenses, costs and expenses increased 4.7 percent in the second quarter of 2011 and 6.3 percent for the year-to-date period of 2011 compared with the comparable periods in 2010. An increase in employee costs from the hiring of positions held vacant since the economic downturn and an increase in marketing and promotion costs to support brand-building initiatives at our networks has contributed to the increase in costs and expenses.

In December of 2009, a majority-owned subsidiary of SNI issued a total of $885 million aggregate principal amount Senior Notes through a private placement. The Senior Notes bear interest at 3.55%.

The increase in equity in earnings of affiliates reflects the growing contribution from Food Network Magazine, HGTV Canada and Food Network Canada.

Our second quarter of 2011 effective income tax rate was 30.9% compared with 31.7% for the second quarter of 2010. For the year-to-date period of 2011, our effective income tax rate was 30.6% in 2011 compared with 31.8% in the year-to-date period of 2010. The income tax effect of attributing higher income for the Food Network partnership to the noncontrolling owner contributed to the favorable decrease in our effective income tax rate for year-to-date period of 2011. See the noncontrolling interest discussion in MD&A that follows.

In August of 2010, we contributed the Cooking Channel to the Food Network partnership. At the close of our 2010 fiscal year, the noncontrolling owner had not made a required pro-rata capital contribution to the partnership and as a result its ownership interest was diluted from 31 percent to 25 percent. Accordingly, for the four months following the Cooking Channel Contribution, profits from the partnership were allocated to the noncontrolling owner at its reduced ownership percentage. During the first quarter of 2011, the noncontrolling interest made the pro-rata contribution to the Partnership and its ownership interest was restored to 31 percent as if the contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact of restoring the noncontrolling owner’s interest in the Partnership increased net income attributable to noncontrolling interest $8.0 million in the year-to-date period of 2011.

Net income attributable to noncontrolling interests increased due to the increased profitability of both the Food Network partnership and the Travel Channel.

Business Segment Results - As discussed in Note 15—Segment Information to the condensed consolidated financial statements, our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to the business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three months ended, June 30,			Six months ended June 30,
( in thousands )	2011	2010	Change	2011	2010	Change

Segment operating revenues:
Lifestyle Media	$527,353	$475,193	11.0%	$1,000,906	$903,757	10.7%
Corporate/intersegment eliminations	6,631	3,537	87.5%	13,909	6,760

Total operating revenues	$533,984	$478,730	11.5%	$1,014,815	$910,517	11.5%

Segment profit (loss):
Lifestyle Media	$288,859	$237,003	21.9%	$533,464	$423,202	26.1%
Corporate	(14,758)	(15,079)	(2.1)%	(32,113)	(30,999)	3.6%

Total segment profit	274,101	221,924	23.5%	501,351	392,203	27.8%
Depreciation and amortization of intangible assets	(22,174)	(24,790)	(10.6)%	(43,735)	(47,843)	(8.6)%
Gains (losses) on disposal of property and equipment	(3)	(1,171)	(99.7)%	(19)	(1,292)	(98.5)%
Interest expense	(8,576)	(9,291)	(7.7)%	(17,191)	(17,772)	(3.3)%
Equity in earnings of affiliates	13,024	8,366	55.7%	22,682	14,542	56.0%
Miscellaneous, net	421	377	11.7%	468	244	91.8%

Income from continuing operations before income taxes	$256,793	$195,415	31.4%	$463,556	$340,082	36.3%

Corporate includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia, operating results from the international licensing of our national networks’ programming, and the costs associated with our international expansion initiatives.

Our continued investment in international expansion initiatives increased the segment loss at corporate by $0.3 million in the second quarter of 2011 and $2.2 million for the year-to-date period of 2011 compared with $3.2 million in the second quarter of 2010 and $5.0 million for the year-to-date period of 2010.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2011	2010	2011	2010

Operating income	$251,924	$195,963	$457,597	$343,068
Depreciation and amortization of intangible assets:
Lifestyle Media	21,656	24,325	42,705	46,940
Corporate	518	465	1,030	903
Losses (gains) on disposal of property and equipment:
Lifestyle Media	3	1,171	19	1,292

Total segment profit	$274,101	$221,924	$501,351	$392,203

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

Operating results for Lifestyle Media were as follows:

	Three months ended June 30,			Six months ended June 30,
( in thousands )	2011	2010	Change	2011	2010	Change

Segment operating revenues:
Advertising	$372,894	$331,465	12.5%	$694,653	$618,734	12.3%
Network affiliate fees, net	146,318	138,554	5.6%	290,406	274,457	5.8%
Other	8,141	5,174	57.3%	15,847	10,566	50.0%

Total segment operating revenues	527,353	475,193	11.0%	1,000,906	903,757	10.7%

Segment costs and expenses:
Employee compensation and benefits	57,558	55,674	3.4%	117,116	108,538	7.9%
Program amortization	98,845	103,199	(4.2)%	188,413	192,696	(2.2)%
Other segment costs and expenses	82,091	79,317	3.5%	161,913	179,321	(9.7)%

Total segment costs and expenses	238,494	238,190	0.1%	467,442	480,555	(2.7)%

Segment profit	$288,859	$237,003	21.9%	$533,464	$423,202	26.1%

Supplemental Information:

Billed network affiliate fees	$156,921	$145,646		$310,885	$287,798

Program payments	125,541	95,337		239,946	182,302

Depreciation and amortization	21,656	24,325		42,705	46,940

Capital expenditures	12,666	11,821		22,334	22,783

Strong pricing and sales in both our upfront and scatter market for advertising spots resulted in double-digit advertising growth in the respective periods of 2011 compared with the similar periods in 2010.

Distribution agreements with cable and satellite television systems require that the distributor pay SNI affiliate fees over the terms of the agreements in exchange for our programming. The increase in network affiliate fees was attributed to both scheduled rate increases and subscriber growth at all of our networks.

The increase in employee compensation and benefits reflects the hiring of positions held vacant since the economic downturn.

We have continued our investment in the quality and variety of programming at our networks in 2011. Program costs in 2010 include the effects of accelerated amortization of Fine Living Network programming related to the rebranding to the Cooking Channel.

Other costs and expenses for the year-to-date period of 2010 include $20.2 million of transition costs that were incurred for the Travel Channel business and $11.0 million of marketing and legal expenses to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV. Other costs and expenses in the second quarter of 2010 include $6.1 million of transition costs that were incurred for the Travel Channel business. After excluding these 2010 costs, the increase in other costs and expenses in both the year-to-date period of 2011 and the second quarter of 2011 when compared with the respective periods of 2010 reflects an increase in marketing and promotion costs at our television networks.

Supplemental financial information for Lifestyle Media is as follows:

	Three months ended June 30,			Six months ended June 30,
( in thousands )	2011	2010	Change	2011	2010	Change

Operating revenues by brand:
Food Network	$187,486	$173,220	8.2%	$361,531	$325,152	11.2%
HGTV	189,166	173,701	8.9%	360,530	335,318	7.5%
Travel Channel	70,303	61,188	14.9%	132,302	118,084	12.0%
DIY	29,042	22,816	27.3%	52,387	41,464	26.3%
Cooking Channel / FLN (1)	15,934	13,615	17.0%	31,201	27,399	13.9%
GAC	5,896	8,496	(30.6)%	12,360	14,902	(17.1)%
Digital Businesses	27,394	21,407	28.0%	46,775	39,450	18.6%
Other	2,208	1,705	29.5%	4,431	3,531	25.5%
Intrasegment eliminations	(76)	(955)		(611)	(1,543)

Total segment operating revenue	$527,353	$475,193	11.0%	$1,000,906	$903,757	10.7%

Subscribers (2):
Food Network				100,600	99,900	0.7%
HGTV				99,900	99,000	0.9%
Travel Channel				96,000	96,200	(0.2)%
DIY				54,300	53,500	1.5%
Cooking Channel / FLN (1)				58,000	57,400	1.0%
GAC				60,200	58,500	2.9%

(1)	The Cooking Channel, a replacement for FLN, premiered on May 31, 2010.
(2)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Information about our use of cash flow from operating activities is presented in the following table:

	Six months ended June 30,
( in thousands )	2011	2010

Cash provided by operating activities	$352,295	$204,657
Net cash provided by (used in) discontinued operations	155,039	2,386
Dividends paid, including to noncontrolling interest	(74,219)	(104,829)
Stock option proceeds	16,779	18,034
Noncontrolling interest capital contribution	52,804
Other, net	(3,364)	(5,587)

Cash flow amounts available for acquisitions, investments, share repurchases, and debt repayment	$499,334	$114,661

Sources and uses of available cash flow:
Business acquisitions and net investment activity	(10,900)	(14,400)
Capital expenditures	(24,875)	(23,620)
Repurchase of Class A common stock	(300,000)

Increase (decrease) in cash and cash equivalents	$163,559	$76,641

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs and repay debt. We expect cash flow from operating activities in 2011 will provide sufficient liquidity to continue the development of brands and to fund the capital expenditures necessary to support our business.

In May 2011, we completed the sale of our Shopzilla business for total consideration of approximately $160 million. The consideration was comprised of approximately $150 million of cash and $10 million of deferred payment due to the Company in 2012.

In the second quarter of 2011, we acquired a 24 percent ownership interest in Oyster.com for consideration totaling $7.7 million, including cash consideration of $7.5 million. We also acquired the remaining 11 percent residual interest in our international venture with ChelloZone Media for cash consideration of $3.4 million in the period.

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

We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. There were no outstanding borrowings under the Facility at June 30, 2011.

In February 2011, the noncontrolling owner in the Food Network partnership made a $52.8 million cash contribution to the partnership. Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by partners prior to distribution based upon each partners’ ownership interest in the partnership. Cash distributions to Food Network’s noncontrolling interest were $44.7 million in the year-to-date period of

2011 and $79.9 million in the year-to-date period of 2010. We expect the cash distributions to the noncontrolling interest will approximate $80 million in 2011.

During the second quarter of 2011 the Board of Directors approved an increase in the quarterly dividend rate to $.10 per share from a previous per share rate used since our inception as a public company on July 1, 2008 of $.075. Total dividend payments to shareholders of our common stock were $29.5 million for the year-to-date-period of 2011 and $25.0 million for the year-to-date period of 2010. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

Under a share repurchase program approved by the Board of Directors in June 2011, we were authorized to repurchase $1 billion of Class A Common shares. On June 30, 2011, we repurchased 6.4 million shares from The Edward W. Scripps Trust at a total cost of $300 million. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs. We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. A majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel. A 100 basis point increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $29.8 million and $31.4 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2011		As of December 31, 2010
( in thousands )	Cost Basis	Fair Value	Cost Basis	Fair Value

Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,470	$923,645	$884,395	$906,547

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Canadian dollar, the British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at June 30, 2011.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Index to Exhibits

Exhibit No.	Item

31(a)	Section 302 Certifications (filed herewith)

31(b)	Section 302 Certifications (filed herewith)

32(a)	Section 906 Certifications *

32(b)	Section 906 Certifications *

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity, (v) the Notes to Condensed Consolidated Financial Statements. *

*	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

E-1