Form 10-Q
period 2011-09-30
Scripps Networks Interactive, Inc.
filed 2011-11-09
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2011 there were 125,129,507 of the Registrant’s Class A Common shares outstanding and 34,317,173 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
7/1/11 - 7/31/11	—		—	$700,000,017
8/1/11 - 8/31/11	1,207,060	$40.61	1,207,060	650,975,409
9/1/11 - 9/30/11	1,233,511	41.29	1,233,511	600,048,581

Total	2,440,571	$40.95	2,440,571	$600,048,581

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: November 9, 2011	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro Chief Administrative Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

5

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	As of
	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$315,302	$549,897
Accounts and notes receivable (less allowances: 2011 - $4,139; 2010 - $4,788)	514,110	505,392
Programs and program licenses	318,538	271,204
Assets of discontinued operations		262,268
Other current assets	62,775	82,114

Total current assets	1,210,725	1,670,875
Investments	455,074	48,536
Property and equipment, net	216,791	214,131
Goodwill	510,484	510,484
Other intangible assets, net	566,675	598,080
Programs and program licenses (less current portion)	283,215	252,522
Unamortized network distribution incentives	56,837	82,339
Other non-current assets	147,545	11,465

Total Assets	$3,447,346	$3,388,432

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,603	$9,672
Program rights payable	44,995	26,256
Customer deposits and unearned revenue	52,370	27,125
Employee compensation and benefits	43,707	47,902
Accrued marketing and advertising costs	7,025	7,277
Liabilities of discontinued operations		44,046
Other accrued liabilities	50,644	61,797

Total current liabilities	207,344	224,075
Deferred income taxes	78,179	81,960
Long-term debt	984,507	884,395
Other liabilities (less current portion)	122,930	117,708

Total liabilities	1,392,960	1,308,138

Redeemable noncontrolling interests	165,566	158,148

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2011 - 125,046,435 shares; 2010 - 133,288,144 shares	1,251	1,332
Voting - authorized: 60,000,000 shares; issued and outstanding: 2011 - 34,317,173 shares; 2010 - 34,359,113 shares	343	344

Total	1,594	1,676
Additional paid-in capital	1,355,039	1,371,050
Retained earnings	320,667	414,972
Accumulated other comprehensive income (loss)	(13,105)	(11,525)

Total SNI shareholders’ equity	1,664,195	1,776,173
Noncontrolling interest	224,625	145,973

Total equity	1,888,820	1,922,146

Total Liabilities and Equity	$3,447,346	$3,388,432

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Operating Revenues:
Advertising	$344,278	$317,092	$1,041,003	$937,125
Network affiliate fees, net	148,185	139,647	441,750	415,745
Other	11,281	10,146	35,806	24,532

Total operating revenues	503,744	466,885	1,518,559	1,377,402

Costs and Expenses:
Employee compensation and benefits	68,371	64,708	209,173	190,429
Program amortization	123,306	99,002	313,349	292,409
Marketing and advertising	30,199	22,633	88,161	84,354
Other costs and expenses	63,397	63,823	188,054	201,288

Total costs and expenses	285,273	250,166	798,737	768,480

Depreciation, Amortization, and Losses (Gains):
Depreciation	12,166	9,888	34,997	33,189
Amortization of intangible assets	10,570	11,873	31,474	36,415
Losses (gains) on disposal of property and equipment	(82)	(31)	(63)	1,261

Total depreciation, amortization, and losses (gains)	22,654	21,730	66,408	70,865

Operating income	195,817	194,989	653,414	538,057
Interest expense	(9,157)	(8,774)	(26,348)	(26,546)
Equity in earnings of affiliates	7,035	6,940	29,717	21,482
Miscellaneous, net	(23,972)	(898)	(23,504)	(654)

Income from continuing operations before income taxes	169,723	192,257	633,279	532,339
Provision for income taxes	33,183	55,803	174,866	164,039

Income from continuing operations, net of tax	136,540	136,454	458,413	368,300
Income (loss) from discontinued operations, net of tax	(6,552)	(317)	(61,252)	5,324

Net income	129,988	136,137	397,161	373,624
Less: net income attributable to noncontrolling interests	31,385	34,444	120,604	93,265

Net income attributable to SNI	$98,603	$101,693	$276,557	$280,359

Net income attributable to SNI common shareholders per share of common stock:
Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$0.65	$0.61	$2.03	$1.65
Income (loss) from discontinued operations attributable to SNI common shareholders	(0.04)	(0.00)	(0.37)	0.03

Net income attributable to SNI common shareholders	$0.61	$0.61	$1.66	$1.68

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$0.65	$0.61	$2.02	$1.64
Income (loss) from discontinued operations attributable to SNI common shareholders	(0.04)	(0.00)	(0.37)	0.03

Net income attributable to SNI common shareholders	$0.61	$0.61	$1.65	$1.67

Amounts attributable to SNI:
Income from continuing operations	$105,155	$102,010	$337,809	$275,035
Income (loss) from discontinued operations	(6,552)	(317)	(61,252)	5,324

Net income attributable to SNI	$98,603	$101,693	$276,557	$280,359

See notes to condensed consolidated financial statements.

Net income per share amounts may not foot since each is calculated independently.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine months ended September 30,
	2011	2010

Cash Flows from Operating Activities:
Net income	$397,161	$373,624
Loss (income) from discontinued operations	61,252	(5,324)

Income from continuing operations, net of tax	458,413	368,300
Depreciation and amortization of intangible assets	66,471	69,604
Amortization of network distribution costs	31,634	24,579
Program amortization	313,349	292,409
Equity in earnings of affiliates	(29,717)	(21,482)
Program payments	(375,485)	(288,782)
Capitalized network distribution incentives	(6,752)	(45,147)
Dividends received from equity investments	28,299	22,660
Deferred income taxes	(1,357)	(31,864)
Stock and deferred compensation plans	19,347	15,126
Changes in certain working capital accounts:
Accounts receivable	(9,090)	(43,457)
Other assets	(1,643)	(1,643)
Accounts payable	(1,104)	(17,546)
Accrued employee compensation and benefits	(5,271)	2,431
Accrued income taxes	25,221	(41,281)
Other liabilities	12,077	(11,585)
Other, net	7,800	19,377

Cash provided by (used in) continuing operating activities	532,192	311,699
Cash provided by (used in) discontinued operating activities	13,253	33,804

Cash provided by (used in) operating activities	545,445	345,503

Cash Flows from Investing Activities:
Additions to property and equipment	(37,355)	(35,655)
Purchase of long-term investments	(410,759)
Purchase of note receivable due from UKTV	(134,077)
Purchase of noncontrolling interests	(3,400)	(14,400)
Other, net	2,854	73

Cash provided by (used in) continuing investing activities	(582,737)	(49,982)
Cash provided by (used in) discontinued investing activities	141,786	(16,370)

Cash provided by (used in) investing activities	(440,951)	(66,352)

Cash Flows from Financing Activities:
Increase in long-term debt	100,000
Dividends paid	(45,778)	(37,481)
Dividends paid to noncontrolling interest	(58,676)	(96,656)
Noncontrolling interest capital contribution	52,804
Repurchase of Class A common stock	(400,000)
Proceeds from stock options	18,667	23,087
Other, net	(6,505)	(6,062)

Cash provided by (used in) financing activities	(339,488)	(117,112)

Effect of exchange rate changes on cash and cash equivalents	399	386

Increase (decrease) in cash and cash equivalents	(234,595)	162,425

Cash and cash equivalents:
Beginning of year	549,897	254,370

End of period	$315,302	$416,795

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$32,689	$19,755
Income taxes paid	137,382	213,593

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED

OTHER COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	SNI Shareholders				Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2009	$1,658	$1,271,209	$113,853	$(3,004)	$151,336	$1,535,052	$113,886
Net income (loss)			280,359		96,953	377,312	(3,688)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of ($255)				173	50	223	(22)
Pension liability adjustment, net of tax of ($68)				(107)		(107)

Other comprehensive income (loss)						116	(22)

Total comprehensive income (loss)						377,428	(3,710)

Additions to noncontrolling interest							957
Redemption of noncontrolling interest in FLN							(14,400)
Redeemable noncontrolling interests fair value adjustments			(33,938)			(33,938)	33,938
Dividend paid to noncontrolling interest					(96,656)	(96,656)
Dividends: declared and paid - $.225 per share			(37,481)			(37,481)
Convert 120,000 Voting Shares to Class A Common shares
Stock-based compensation expense		16,244				16,244
Exercise of employee stock options: 759,240 shares issued	8	23,079				23,087
Other stock-based compensation, net: 132,283 shares issued; 216,963 shares repurchased; 7,241 shares forfeited	(1)	(8,118)				(8,119)
Tax benefits of compensation plans		4,132				4,132

Balance as of September 30, 2010	$1,665	$1,306,546	$322,793	$(2,938)	$151,683	$1,779,749	$130,671

Balance as of December 31, 2010	$1,676	$1,371,050	$414,972	$(11,525)	$145,973	$1,922,146	$158,148
Net income (loss)			276,557		109,945	386,502	10,659
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of $754				(1,664)	(53)	(1,717)	159
Pension liability adjustment, net of tax of ($264)				84		84

Other comprehensive income (loss)						(1,633)	159

Total comprehensive income (loss)						384,869	10,818

Contribution by noncontrolling interest to Food Network Partnership					52,804	52,804
Effect of capital contributions to Food Network Partnership		25,368			(25,368)
Redemption of noncontrolling interest							(3,400)
Dividends paid to noncontrolling interest					(58,676)	(58,676)
Dividends: declared and paid - $.275 per share			(45,778)			(45,778)
Convert 41,940 Voting Shares to Class A Common Shares
Repurchase 8,870,598 Class A Common shares	(88)	(74,828)	(325,084)			(400,000)
Stock-based compensation expense		18,912				18,912
Exercise of employee stock options: 554,360 shares issued	6	18,661				18,667
Other stock-based compensation, net: 249,068 shares issued; 212,012 shares repurchased; 4,467 shares forfeited		(9,108)				(9,108)
Tax benefits of compensation plans		4,984				4,984

Balance as of September 30, 2011	$1,594	$1,355,039	$320,667	$(13,105)	$224,625	$1,888,820	$165,566

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted-average shares outstanding:
Basic	161,789	166,731	166,318	166,513
Share options	487	1,060	996	1,070

Diluted weighted-average shares outstanding	162,276	167,791	167,314	167,583

Anti-dilutive share awards	4,049	3,801	1,652	3,344

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

In September 2011, an update was made to the Goodwill and Intangible Assets Topic, ASC 350, which amends the accounting guidance on goodwill impairment testing. The amendments in this update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update will become effective for us on January 1, 2012. We do not expect the adoption of this update will have a material impact on our financial statements.

4.	Other Charges and Credits

UKTV - In August 2011, the Company announced that SNI would be acquiring a 50% equity interest in UKTV for £239 million and would also pay £100 million to acquire preferred stock and debt due to Virgin Media, Inc. from UKTV. To minimize the cash flow volatility resulting from British Pound to U.S. dollar currency exchange rate changes, we subsequently entered into foreign currency forward contracts that effectively set the U.S. dollar value for the transaction. We settled these foreign currency exchange forward contracts around the September 30, 2011 closing of the transaction and recognized losses from the contracts totaling $25.3 million. These losses reported within the “Miscellaneous” caption in our condensed consolidated statements of operations reduced net income attributed to SNI $15.7 million.

Income Tax Adjustments – Our tax provision in the third quarter of 2011 includes favorable adjustments attributed to reaching agreements with certain tax authorities for positions taken in prior period returns and adjustments to foreign income items, state apportionment factors and credits reflected in our filed tax returns. Net income attributable to SNI was increased $14.5 million.

Our third quarter 2010 income tax provision includes favorable adjustments attributed to changes in both estimated foreign tax credits and state apportionment factors reflected in our filed tax returns. Net income was increased by $4.3 million.

Food Network Partnership noncontrolling interest - During 2010 we completed the rebranding of the Fine Living Network (“FLN”) to the Cooking Channel and subsequently contributed the membership interest of the Cooking Channel to the Food Network Partnership (the “Partnership”) in August of 2010. In accordance with the terms of the Partnership agreement, the noncontrolling interest owner was required to make a pro-rata capital contribution to maintain its proportionate interest in the Partnership. At the close of our 2010 fiscal year, the noncontrolling owner had not made the required $52.8 million contribution and as a result its ownership interest in the Partnership was diluted from 31 percent to 25 percent. Accordingly, for the four months following the Cooking Channel contribution, profits were allocated to the noncontrolling owner at its reduced ownership percentage, reducing net income attributed to noncontrolling interest by $8.0 million in 2010.

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

Travel Channel and other costs – Operating results in the third quarter of 2010 include $3.5 million of transition costs following our acquisition of a controlling interest in the Travel Channel in December 2009. Net income attributable to SNI for the third quarter of 2010 was reduced $1.4 million.

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

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. We received consideration totaling approximately $160 million upon finalizing the sale of the business on May 31, 2011. The Shopzilla business’ assets, liabilities and results of operations have been retrospectively presented as discontinued operations within our condensed consolidated financial statements for all periods. The results of the Shopzilla business have also been excluded from our segment results for all periods presented through the discontinued reporting of the Interactive Services’ segment.

Operating results of our discontinued operations were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating revenues	$—	$41,802	$87,492	$116,719

Income (loss) from discontinued operations, before tax:
Shopzilla:
Income (loss) from operations		$(831)	$(2,468)	$(7,877)
Loss from divestiture	$(1,502)		(54,827)

Total Shopzilla	(1,502)	(831)	(57,295)	(7,877)
uSwitch				714

Income (loss) from discontinued operations, before tax	(1,502)	(831)	(57,295)	(7,163)
Income tax expense (benefit)	5,050	(514)	3,957	(12,487)

Income (loss) from discontinued operations, net of tax	$(6,552)	$(317)	$(61,252)	$5,324

The loss on divestiture recorded reflects the sale of the Shopzilla business. No income tax benefit related to the capital losses attributed to the sale has been recognized. The loss on divestiture recognized in the third quarter of 2011 reflects the settlement of final working capital adjustments. If Shopzilla achieves certain performance targets in 2012, we will receive $5 million in contingent cash consideration.

The income tax benefit recorded during 2010 includes a reduction in the valuation allowance on the deferred tax asset resulting from the uSwitch sale in December of 2009. The reduction in the valuation allowance is attributed to the utilization of the uSwitch capital loss against capital gains that were generated in periods prior to the Company’s separation from The E. W. Scripps Company (“E. W. Scripps”). In accordance with the tax allocation agreement with E. W. Scripps, we were notified in the second quarter 2010 that these capital gains were available for use by SNI. The income tax benefit increased income from discontinued operations $9.3 million.

6.	Investments

The approximate ownership interest in each of our equity method investments and their respective investment balances were as follows:

(in thousands)		As of
	Ownership Interest	September 30, 2011	December 31, 2010
UKTV (includes preferred stock of $31,188)	50.00%	$403,259
HGTV Canada	33.00%	19,986	$23,569
Food Canada	29.00%	11,882	13,230
Fox-BRV Southern Sports Holdings	7.25%	12,477	9,239
Oyster.com	24.01%	7,145
Food Network Magazine JV	50.00%	54	2,318
Other		271	180

Total investments		$455,074	$48,536

Following the close of business on September 30, 2011, we acquired a 50% interest in UKTV. UKTV is one of the United Kingdom’s leading multi-channel television programming companies. Consideration paid in the transaction consisted of approximately $403 million to purchase preferred stock and common equity interest in UKTV and approximately $134 million to acquire debt due to Virgin Media, Inc. from UKTV. The debt acquired, reported within “Other Non-Current Assets” in our condensed consolidated balance sheet, effectively acts as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). However, we have also determined that we are not the primary beneficiary of the entity since we do not control the activities that are most significant to UKTV’s operating performance and the partners share equally in the profits of the entity. As a result, we account for the investment in UKTV under the equity method of accounting. We will begin to recognize our proportionate share of the results from UKTV’s operations beginning October 1, 2011.

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

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011:

(in thousands)	Total	Level 1		Level 2	Level 3
Assets:
Cash equivalents	$216,502		$216,502	$	$

Temporary equity:
Redeemable noncontrolling interests	$165,566	$		$		$165,566

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010:

(in thousands)	Total	Level 1		Level 2	Level 3
Assets:
Cash equivalents	$485,465		$485,465	$	$

Temporary equity:
Redeemable noncontrolling interests	$158,148	$		$		$158,148

We determine the fair value of the redeemable noncontrolling interests by using market data, appraised values, discounted cash flow analyses or by applying comparable market multiples to the respective businesses’ current forecasted results (Refer to Note 11—Redeemable Noncontrolling Interests and Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

(in thousands)	Redeemable Noncontrolling Interests

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning period balance	$163,087	$117,027	$158,148	$113,886
Redemption of noncontrolling interests			(3,400)	(14,400)
Additions to noncontrolling interest				957
Net income (loss)	2,479	1,674	10,659	(3,688)
Noncontrolling interest’s share of foreign currency translation		117	159	(22)
Fair value adjustment		11,853		33,938

Balance as of September 30, 2011	$165,566	$130,671	$165,566	$130,671

The net income (loss) amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our condensed consolidated statements of operations.

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

(in thousands)	As of
	September 30, 2011	December 31, 2010
Goodwill	$510,484	$510,484

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	514,945	514,944
Customer lists	87,107	87,117
Copyrights and other trade names	59,350	59,865
Other	8,008	8,008

Total carrying amount	669,410	669,934

Accumulated amortization:
Acquired network distribution	(63,406)	(43,624)
Customer lists	(26,003)	(17,068)
Copyrights and other trade names	(7,991)	(6,171)
Other	(5,335)	(4,991)

Total accumulated amortization	(102,735)	(71,854)

Total other intangible assets, net	566,675	598,080

Total goodwill and other intangible assets, net	$1,077,159	$1,108,564

The reported goodwill balances summarized above are attributed to our Lifestyle Media business segment.

Activity related to amortizable intangible assets by business segment was as follows:

(in thousands)	Lifestyle Media	Corporate	Total
Amortizable intangible assets:
Balance as of December 31, 2010	$597,938	$142	$598,080
Additions	65		65
Foreign currency translation adjustment		4	4
Amortization	(31,414)	(60)	(31,474)

Balance as of September 30, 2011	$566,589	$86	$566,675

Estimated amortization expense of intangible assets for each of the next five years is as follows: $10.6 million for the remainder of 2011, $42.6 million in 2012, $42.5 million in 2013, $42.1 million in 2014, $34.0 million in 2015, $32.7 million in 2016 and $362.2 million in later years.

9.	Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	As of
	September 30, 2011	December 31, 2010
Senior notes	$884,507	$884,395
Revolving credit facility	100,000

Total long-term debt	$984,507	$884,395

Fair value of long-term debt*	$1,029,586	$906,547

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

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

We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. The Facility bears interest based upon the Company’s credit ratings. The weighted-average interest rate on borrowings under the Facility was 1.09% at September 30, 2011.

The Facility and Senior Notes agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio. We were in compliance with all debt covenants as of September 30, 2011.

As of September 30, 2011, we had outstanding letters of credit totaling $1.1 million.

10.	Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of
	September 30, 2011	December 31, 2010
Liability for pension and post employment benefits	$46,058	$52,583
Deferred compensation	18,145	16,193
Liability for uncertain tax positions	56,044	42,694
Other	2,683	6,238

Other liabilities (less current portion)	$122,930	$117,708

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

Our condensed consolidated balance sheets include a redeemable noncontrolling interests balance of $166 million at September 30, 2011 and $158 million at December 31, 2010.

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

For the year-to-date period of 2011, the Company granted 0.5 million stock options and 0.3 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $4.8 million for the third quarter of 2011 and $4.9 million for the third quarter of 2010. Year-to-date share based compensation costs totaled $17.4 million in 2011 and $15.5 million in 2010. Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

As of September 30, 2011, $6.8 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.3 years. In addition, $21.1 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 1.9 years.

Share Repurchase Program

In June 2011, our Board of Directors authorized a share repurchase program allowing the Company to repurchase up to $1 billion of its outstanding Class A common shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. All shares repurchased under the program are constructively retired and returned to unissued shares. During the third quarter of 2011 we repurchased 2.4 million shares for approximately $100 million and we repurchased 8.9 million shares during the year-to-date period of 2011 for approximately $400 million, including repurchasing 6.4 million shares from the Edward W. Scripps Trust at a total cost of $300 million.

13.	Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest cost	$957	$773	$2,728	$2,311
Expected return on plan assets, net of expenses	(730)	(643)	(2,212)	(1,863)
Actuarial (gain)/loss	48		79

Total for defined benefit plans	275	130	595	448
Supplemental executive retirement plan (“SERP”)	648	416	1,624	1,304
Defined contribution plans	2,704	2,280	10,734	8,566

Total	$3,627	$2,826	$12,953	$10,318

We contributed $1.1 million to fund current benefit payments for our nonqualified supplemental executive retirement plan (“SERP”) during the year-to-date period 2011. We anticipate contributing $1.0 million to fund the SERP’s benefit payments during the remainder of fiscal 2011. We made contributions totaling $6.0 million to our SNI Pension Plan in the second quarter 2011.

14.	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Comprehensive Income (Loss):
Net income	$129,988	$136,137	$397,161	$373,624
Other comprehensive income (loss):
Currency translation, net of income tax	(2,222)	1,150	(1,558)	201
Pension liability adjustments, net of income tax	(23)	20	84	(107)

Total comprehensive income	127,743	137,307	395,687	373,718
Comprehensive income attributable to noncontrolling interest	31,201	34,659	120,710	93,293

Comprehensive income attributable to SNI	$96,542	$102,648	$274,977	$280,425

15.	Segment Information

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

Information regarding our business segments is as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Segment operating revenues:
Lifestyle Media	$496,257	$462,490	$1,497,163	$1,366,247
Corporate/intersegment eliminations	7,487	4,395	21,396	11,155

Total operating revenues	$503,744	$466,885	$1,518,559	$1,377,402

Segment profit (loss):
Lifestyle Media	$235,741	$232,482	$769,205	$655,684
Corporate	(17,270)	(15,763)	(49,383)	(46,762)

Total segment profit	218,471	216,719	719,822	608,922
Depreciation and amortization of intangible assets	(22,736)	(21,761)	(66,471)	(69,604)
Gains (losses) on disposal of property and equipment	82	31	63	(1,261)
Interest expense	(9,157)	(8,774)	(26,348)	(26,546)
Equity in earnings of affiliates	7,035	6,940	29,717	21,482
Miscellaneous, net	(23,972)	(898)	(23,504)	(654)

Income from continuing operations before income taxes	$169,723	$192,257	$633,279	$532,339

(in thousands)			As of
			September 30, 2011	December 31, 2010
Assets:
Lifestyle Media			$2,709,489	$2,681,691
Corporate			737,857	444,473

Total assets of continuing operations			3,447,346	3,126,164
Discontinued operations				262,268

Total assets			$3,447,346	$3,388,432

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

We manage our operations through one reportable operating segment, Lifestyle Media. Lifestyle Media includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country (“GAC”). Fine Living Network (“FLN”) was rebranded to the Cooking Channel on May 31, 2010. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. Our Lifestyle Media branded websites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

We also have established lifestyle media brands internationally. Food based channels are available in the United Kingdom, other European markets, the Middle East, Africa and Asia. During the second quarter of 2011, we acquired the 11 percent noncontrolling interest in the venture that operates these Food-based channels. Our international offerings also include Fine Living Network, a full-spectrum lifestyle television channel and interactive brand that is available across more than 60 countries.

At the end of the third quarter of 2011, we acquired a 50 percent interest in UKTV. UKTV is one of the United Kingdom’s leading multi-channel television programming companies. Consideration paid in the transaction consisted of approximately $403 million to purchase preferred stock and common equity interest in UKTV and approximately $134 million to acquire debt due to Virgin Media, Inc. from UKTV. We will begin to recognize our proportionate share of the results from UKTV’s operations beginning October 1, 2011.

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. We received consideration totaling $160 million upon finalizing the sale of the business on May, 31, 2011. The Shopzilla businesses’ assets, liabilities and results of operations have been retrospectively presented as discontinued operations within our condensed consolidated financial statements for all periods. The results of the Shopzilla business have also been excluded from our segment results for all periods presented through the discontinued reporting of the Interactive Services’ segment.

Our continuing businesses earn revenues principally from advertising sales, affiliate fees and ancillary sales, including the sale and licensing of consumer products. Programming expenses, employee costs, and sales and marketing expenses are the primary operating costs of our continuing businesses.

Operating revenues from our continuing operations in the third quarter of 2011 increased 7.9 percent to $504 million compared with the same period a year ago, while segment profit for the period was $218 million compared with $217 million a year earlier, a 0.8 percent increase. Operating revenues from our continuing operations for the year-to-date period of 2011 increased 10 percent to $1.5 billion compared with $1.4 billion for the same period in 2010. Segment profit for the year-to-date period of 2011 was $720 million compared with $609 million for the same period in 2010, an 18 percent increase.

Segment profit for the year-to-date period 2010 was affected by $27.6 million of transition costs that were incurred following our acquisition of a controlling interest in the Travel Channel and $11.0 million of marketing and legal expenses incurred to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV. For the third quarter of 2010, these Travel Channel transition costs had a $3.5 million effect on segment profit.

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

RESULTS OF OPERATIONS

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated results of operations were as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Operating revenues	$503,744	$466,885	7.9%	$1,518,559	$1,377,402	10.2%
Costs and expenses	(285,273)	(250,166)	14.0%	(798,737)	(768,480)	3.9%
Depreciation and amortization of intangible assets	(22,736)	(21,761)	4.5%	(66,471)	(69,604)	(4.5)%
Gains (losses) on disposal of property and equipment	82	31		63	(1,261)

Operating income	195,817	194,989	0.4%	653,414	538,057	21.4%
Interest expense	(9,157)	(8,774)	4.4%	(26,348)	(26,546)	(0.7)%
Equity in earnings of affiliates	7,035	6,940	1.4%	29,717	21,482	38.3%
Miscellaneous, net	(23,972)	(898)		(23,504)	(654)

Income from continuing operations before income taxes	169,723	192,257	(11.7)%	633,279	532,339	19.0%
Provision for income taxes	(33,183)	(55,803)	(40.5)%	(174,866)	(164,039)	6.6%

Income from continuing operations, net of tax	136,540	136,454	0.1%	458,413	368,300	24.5%
Income (loss) from discontinued operations, net of tax	(6,552)	(317)		(61,252)	5,324

Net income	129,988	136,137	(4.5)%	397,161	373,624	6.3%
Net income attributable to noncontrolling interests	(31,385)	(34,444)	(8.9)%	(120,604)	(93,265)	29.3%

Net income attributable to SNI	$98,603	$101,693	(3.0)%	$276,557	$280,359	(1.4)%

Discontinued Operations

Discontinued operations reflect our Shopzilla business that was sold in the second quarter of 2011.

Results of discontinued operations were as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2011		2010	2011	2010
Operating revenues	$		$41,802	$87,492	$116,719

Income (loss) from discontinued operations, before tax:
Shopzilla:
Income (loss) from operations			$(831)	$(2,468)	$(7,877)
Loss from divestiture		$(1,502)		(54,827)

Total Shopzilla		(1,502)	(831)	(57,295)	(7,877)
uSwitch					714

Income (loss) from discontinued operations, before tax		(1,502)	(831)	(57,295)	(7,163)
Income tax expense (benefit)		5,050	(514)	3,957	(12,487)

Income (loss) from discontinued operations, net of tax		$(6,552)	$(317)	$(61,252)	$5,324

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. On May 31, 2011, we completed the sale of the business and received consideration totaling approximately $160 million. The consideration was comprised of approximately $150 million of cash and $10 million of deferred payment due to the Company in 2012. For the year-to-date period of 2011, discontinued operations reflects a loss on divestiture of $53.3 million related to the sale of the business. The loss on divestiture recognized in the third quarter of 2011 reflects the settlement of final working capital adjustments. If Shopzilla achieves certain performance targets in 2012, we will receive $5 million in contingent cash consideration.

The income tax benefit recorded during 2010 includes a reduction in the valuation allowance on the deferred tax asset resulting from the sale of our uSwitch business in December of 2009. The reduction in the valuation allowance is attributed to the partial utilization of the uSwitch capital loss against capital gains that were generated in periods prior to the Company’s separation from The E. W. Scripps Company (“E. W. Scripps”). In accordance with the tax allocation agreement with E. W. Scripps, we were notified in the second quarter of 2010 that these capital gains were available for use by SNI. The income tax benefit increased income from discontinued operations $9.3 million.

Continuing operations - The increase in operating revenues for the third quarter of 2011 and the year-to-date period of 2011 compared with the prior-year periods was due primarily to solid growth in advertising sales and affiliate fee revenue from our national television networks. Despite the impact of some ratings softness during the third quarter and year-to-date periods, advertising revenues from our national networks increased $26.5 million or 8.4 percent for the third quarter of 2011 compared with the third quarter of 2010. For the year-to-date period of 2011 compared with the year-to-date period of 2010, advertising revenues were up $102 million or 11 percent. The increase in advertising revenues reflects strong pricing and sales in the upfront and scatter market for advertising inventory. Affiliate fee revenues at our national television networks increased $7.5 million or 5.4 percent in the third quarter of 2011 compared with the third quarter of 2010. For the year-to-date period of 2011, affiliate fee revenues were up $23.4 million or 5.7 percent compared with the year-to-date period of 2010. The increase in affiliate fee revenues is primarily due to scheduled rate increases at our networks.

Costs and expenses in the third quarter of 2010 include $3.5 million of costs related to the transition of the Travel Channel business into SNI. For the year-to-date period of 2010, costs and expenses include $27.6 million of costs related to the transition of the Travel Channel business and $11.0 million of marketing and legal expenses incurred in the first quarter of 2010 to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV. Excluding these 2010 expenses, costs and expenses increased 16 percent in the third quarter of 2011 and 9.4 percent for the year-to-date period of 2011 compared with the comparable periods in 2010. An increase in employee costs from the hiring of positions held vacant since the economic downturn and an increase in marketing and promotion costs to support brand-building initiatives at our networks has contributed to the increase in costs and expenses. An $8.0 million increase in program asset write-downs during the third quarter of 2011 compared with the third quarter of 2010 also contributed to the increase in costs and expenses.

In December of 2009, a majority-owned subsidiary of SNI issued a total of $885 million aggregate principal amount Senior Notes through a private placement. The Senior Notes bear interest at 3.55%.

The increase in equity in earnings of affiliates reflects the growing contribution from Food Network Magazine, HGTV Canada and Food Network Canada.

During the third quarter of 2011, we entered into foreign currency forward contracts to minimize the cash flow volatility related to the investment in UKTV. These foreign currency forward contracts effectively set the U.S. dollar value for the UKTV transaction. We settled these foreign currency forward contracts around the September 30, 2011 closing of the transaction and recognized losses from the contracts totaling $25.3 million. These losses are reported within the “Miscellaneous” caption in our consolidated statements of operations.

Our third quarter of 2011 effective income tax rate was 19.6% compared with 29.0% for the third quarter of 2010. The income tax provision in the third quarter of 2011 includes favorable adjustments attributed to reaching agreements with certain tax authorities for positions taken in prior period returns and adjustments to foreign income items, state apportionment factors and credits reflected in our filed tax returns. The tax provision in the third quarter of 2010 includes favorable adjustments attributed to changes in both estimated foreign tax credits and state apportionment factors reflected in our filed tax returns. For the year-to-date period of 2011, our effective income tax rate was 27.6% in 2011 compared with 30.8% in the year-to-date period of 2010. In addition to the third quarter adjustments noted above, the income tax effect of attributing higher income for the Food Network partnership to the noncontrolling owner contributed to the favorable decrease in our effective income tax rate for the year-to-date period of 2011. See the noncontrolling interest discussion in MD&A that follows.

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

Net income attributable to noncontrolling interests increased in the year-to-date period of 2011 compared with the year-to-date period of 2010 due to the increased profitability of both the Food Network partnership and the Travel Channel.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

(in thousands)	Three months ended, September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Segment operating revenues:
Lifestyle Media	$496,257	$462,490	7.3%	$1,497,163	$1,366,247	9.6%
Corporate/intersegment eliminations	7,487	4,395	70.4%	21,396	11,155	91.8%

Total operating revenues	$503,744	$466,885	7.9%	$1,518,559	$1,377,402	10.2%

Segment profit (loss):
Lifestyle Media	$235,741	$232,482	1.4%	$769,205	$655,684	17.3%
Corporate	(17,270)	(15,763)	9.6%	(49,383)	(46,762)	5.6%

Total segment profit	218,471	216,719	0.8%	719,822	608,922	18.2%
Depreciation and amortization of intangible assets	(22,736)	(21,761)	4.5%	(66,471)	(69,604)	(4.5)%
Gains (losses) on disposal of property and equipment	82	31		63	(1,261)
Interest expense	(9,157)	(8,774)	4.4%	(26,348)	(26,546)	(0.7)%
Equity in earnings of affiliates	7,035	6,940	1.4%	29,717	21,482	38.3%
Miscellaneous, net	(23,972)	(898)		(23,504)	(654)

Income from continuing operations before income taxes	$169,723	$192,257	(11.7)%	$633,279	$532,339	19.0%

Corporate includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia, operating results from the international licensing of our national networks’ programming, and the costs associated with our international expansion initiatives.

Our continued investment in international expansion initiatives increased the segment loss at corporate by $2.1 million in the third quarter of 2011 and $4.3 million for the year-to-date period of 2011 compared with $2.4 million in the third quarter of 2010 and $7.4 million for the year-to-date period of 2010.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating income	$195,817	$194,989	$653,414	$538,057
Depreciation and amortization of intangible assets:
Lifestyle Media	22,226	21,296	64,931	68,236
Corporate	510	465	1,540	1,368
Losses (gains) on disposal of property and equipment:
Lifestyle Media	(82)	(31)	(63)	1,261

Total segment profit	$218,471	$216,719	$719,822	$608,922

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

Operating results for Lifestyle Media were as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Segment operating revenues:
Advertising	$342,876	$316,418	8.4%	$1,037,529	$935,152	10.9%
Network affiliate fees, net	146,411	138,960	5.4%	436,817	413,417	5.7%
Other	6,970	7,112	(2.0)%	22,817	17,678	29.1%

Total segment operating revenues	496,257	462,490	7.3%	1,497,163	1,366,247	9.6%

Segment costs and expenses:
Employee compensation and benefits	58,039	55,281	5.0%	175,155	163,819	6.9%
Program amortization	122,602	98,656	24.3%	311,015	291,352	6.7%
Other segment costs and expenses	79,875	76,071	5.0%	241,788	255,392	(5.3)%

Total segment costs and expenses	260,516	230,008	13.3%	727,958	710,563	2.4%

Segment profit	$235,741	$232,482	1.4%	$769,205	$655,684	17.3%

Supplemental Information:
Billed network affiliate fees	$157,009	$147,627		$467,894	$435,425
Program payments	131,503	104,793		371,449	287,095
Depreciation and amortization	22,226	21,296		64,931	68,236
Capital expenditures	11,326	11,707		33,660	34,490

Strong pricing and sales in both the upfront and scatter market resulted in advertising growth in the respective periods of 2011 compared with the similar periods in 2010.

Distribution agreements with cable and satellite television systems require that the distributor pay SNI affiliate fees over the terms of the agreements in exchange for our programming. The increase in network affiliate fees was primarily attributed to scheduled rate increases at our networks.

The increase in employee compensation and benefits reflects the hiring of positions held vacant since the economic downturn.

We have continued our investment in the quality and variety of programming at our networks in 2011. An $8.0 million increase in program asset write-downs during the third quarter of 2011 compared with the third quarter of 2010 contributed to the increase in program amortization. Program costs in 2010 include the effects of accelerated amortization of Fine Living Network programming related to the rebranding to the Cooking Channel.

Other costs and expenses for the year-to-date period of 2010 include $22.8 million of transition costs that were incurred for the Travel Channel business and $11.0 million of marketing and legal expenses to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV. Other costs and expenses in the third quarter of 2010 include $2.6 million of transition costs that were incurred for the Travel Channel business. After excluding these 2010 costs, the increase in other costs and expenses in both the year-to-date period of 2011 and the second quarter of 2011 when compared with the respective periods of 2010 reflects an increase in marketing and promotion costs at our television networks.

Supplemental financial information for Lifestyle Media is as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Operating revenues by brand:
Food Network	$180,008	$160,421	12.2%	$541,539	$485,573	11.5%
HGTV	180,663	173,584	4.1%	541,193	508,902	6.3%
Travel Channel	62,579	62,324	0.4%	194,881	180,408	8.0%
DIY	23,693	22,837	3.7%	76,080	64,301	18.3%
Cooking Channel / FLN (1)	16,580	12,226	35.6%	47,781	39,625	20.6%
GAC	6,063	7,630	(20.5)%	18,423	22,532	(18.2)%
Digital Businesses	24,695	21,543	14.6%	71,470	60,993	17.2%
Other	2,081	1,781	16.8%	6,512	5,312	22.6%
Intrasegment eliminations	(105)	144		(716)	(1,399)

Total segment operating revenue	$496,257	$462,490	7.3%	$1,497,163	$1,366,247	9.6%

Subscribers (2):
Food Network				99,400	100,400	(1.0)%
HGTV				98,600	99,600	(1.0)%
Travel Channel				94,600	96,100	(1.6)%
DIY				53,500	54,000	(0.9)%
Cooking Channel / FLN (1)				57,400	58,100	(1.2)%
GAC				59,200	59,600	(0.7)%

(1)	The Cooking Channel, a replacement for FLN, premiered on May 31, 2010.
(2)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Information about our sources and uses of cash flow is presented in the following table:

(in thousands)	Nine months ended September 30,
	2011	2010
Cash provided by continuing operating activities	$532,192	$311,699
Net cash provided by (used in) discontinued operations	155,039	17,434
Dividends paid, including to noncontrolling interest	(104,454)	(134,137)
Stock option proceeds	18,667	23,087
Noncontrolling interest capital contribution	52,804
Other, net	(3,252)	(5,603)

Cash flow amounts available for acquisitions, investments, share repurchases, and debt repayment	$650,996	$212,480

Sources and uses of available cash flow:
Purchase of long-term investments	(410,759)
Purchase of note receivable due from UKTV	(134,077)
Business acquisitions and net investment activity	(3,400)	(14,400)
Capital expenditures	(37,355)	(35,655)
Repurchase of Class A common stock	(400,000)
Increase in long-term debt	100,000

Increase (decrease) in cash and cash equivalents	$(234,595)	$162,425

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs and repay debt. We expect cash flow from operating activities in 2011 will provide sufficient liquidity to continue the development of brands and to fund the capital expenditures necessary to support our business.

In September 2011, we acquired a 50 percent interest in UKTV. Consideration paid in the transaction consisted of approximately $403 million to purchase preferred stock and common equity interest in UKTV and approximately $134 million to acquire debt due to Virgin Media, Inc. from UKTV. The debt acquired, reported within “Other non-current assets” in our condensed consolidated balance sheet, effectively acts as a revolving facility for UKTV. The investment in UKTV was financed through cash on hand and borrowings on our existing revolving credit facility.

In May 2011, we completed the sale of our Shopzilla business for total consideration of approximately $160 million. The consideration was comprised of approximately $150 million of cash and $10 million of deferred payment due to the Company in 2012.

In the second quarter of 2011, we acquired a 24 percent ownership interest in Oyster.com for consideration totaling $7.7 million, including cash consideration of $7.5 million. We also acquired the remaining 11 percent residual interest in our international venture with ChelloZone Media for cash consideration of $3.4 million during the second quarter of 2011.

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

We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. Total borrowings under the Facility were $100 million at September 30, 2011.

In February 2011, the noncontrolling owner in the Food Network partnership made a $52.8 million cash contribution to the partnership. Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by the partners prior to distribution based upon each partners’ ownership interest in the partnership. Cash distributions to Food Network’s noncontrolling interest were $58.7 million in the year-to-date period of 2011 and $96.7 million in the year-to-date period of 2010. We expect the cash distributions to the noncontrolling interest will approximate $80 million in 2011.

During the second quarter of 2011 the Board of Directors approved an increase in the quarterly dividend rate to $.10 per share from a previous per share rate used since our inception as a public company on July 1, 2008 of $.075. Total dividend payments to shareholders of our common stock were $45.8 million for the year-to-date-period of 2011 and $37.5 million for the year-to-date period of 2010. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

Under a share repurchase program approved by the Board of Directors in June 2011, we were authorized to repurchase $1 billion of Class A Common shares. During 2011, we have repurchased 8.9 million shares for approximately $400 million. As of September 30, 2011, we are authorized to repurchase $600 million of Class A Common shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Earnings and cash flow can be affected by, among other things, economic conditions, interest rate changes, and foreign currency fluctuations.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs. We are subject to interest rate risk associated with our Competitive Advance and Revolving Credit Facility (the “Facility”) as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. Assuming our borrowings under the Facility were to remain at $100 million for twelve months with a weighted-average interest rate of 1.09 percent, a 25 basis point change in interest rates would result in a $0.3 million change in annual interest expense.

A majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel. A 100 basis point increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $28.2 million and $27.4 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands)	As of September 30, 2011		As of December 31, 2010
	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,507	$929,586	$884,395	$906,547
Revolving credit facility	100,000	100,000

Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Canadian dollar, the British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at September 30, 2011.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

SCRIPPS NETWORKS INTERACTIVE, INC.

Index to Exhibits

Exhibit No.	Item
2.3	Agreement among Flextech Broadband Limited, Virgin Media Investment Holdings Limited, Southbank Media Ltd, and Scripps Networks Interactive, Inc.
31(a)	Section 302 Certifications (filed herewith)
31(b)	Section 302 Certifications (filed herewith)
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Accumulated Other Comprehensive Income (Loss) and Shareholders’ Equity, (v) the Notes to Condensed Consolidated Financial Statements. *

*	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

E-1