Form 10-K
period 2011-12-31
Scripps Networks Interactive, Inc.
filed 2012-02-29
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-34004

SCRIPPS NETWORKS INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Ohio	61-1551890
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9721 Sherrill Boulevard Knoxville, Tennessee	37932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (865) 694-2700

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
Class A Common shares, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant on June 30, 2011, was approximately $4,688,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.

As of January 31, 2012, there were 122,186,715 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 34,317,173 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2012 annual meeting of shareholders.

Index to Scripps Networks Interactive, Inc. Annual Report on Form 10-K for the Year Ended December 31, 2011

As used in this Annual Report on Form 10-K, the terms “SNI,” “the Company,” “we,” “our” or “us” may, depending on the context, refer to Scripps Networks Interactive, Inc., to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

Additional Information

Our Company website is www.scrippsnetworksinteractive.com. Copies of all of our SEC filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Ethics Policy and our Code of Ethics for the CEO and Senior Financial Officers. All of these documents are also available to shareholders in print upon request.

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

Business Overview

Scripps Networks Interactive is a leading lifestyle content company with respected, high-profile television and interactive brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and highly useful content that focuses on specifically defined topics of interest.

We manage our operations through our reportable operating segment: Lifestyle Media. We also have businesses with operations in international markets. Lifestyle Media includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country (“GAC”). Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. Our Lifestyle Media segment earns revenue principally from advertising sales, affiliate fees and ancillary sales, including the sale and licensing of consumer products.

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

Business Segments

Lifestyle Media

Our Lifestyle Media business segment includes six national television networks and our portfolio of related interactive lifestyle brands. The segment generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. In 2011, revenues from advertising sales and affiliate fees were approximately 70 percent and 28 percent, respectively, of total revenue for the Lifestyle Media segment. Our Lifestyle Media segment also earns revenue from the licensing of its content to third parties and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

The advertising revenue generated by our national television networks depends on the viewership ratings as determined by Nielsen Media Research and other third-party research companies and the advertising rates paid by advertisers for the company to deliver advertisements to certain viewer demographics.

HGTV, Food Network, and Cooking Channel and their targeted home and food programming categories appeal strongly to women viewers with higher incomes in the 18 to 49 age range and 25 to 54 age range, audience demographics that are traditionally valued by advertisers. Travel Channel and its targeted travel based programming appeal to viewers who are more affluent than the average cable viewer and skews slightly toward adult men in the 18 to 49 age range. GAC appeals to women viewers, while DIY Network typically has a higher percentage of adult male viewers. Advertising revenue can fluctuate relative to the popularity of specific programs, blocks of programming during defined periods of the day and seasonal demand of advertisers.

Affiliate fee revenues are negotiated with individual cable television and direct-to-home satellite operators and other distributors. The negotiations typically result in multi-year carriage agreements with scheduled, graduated rate increases. As an incentive to obtain long-term distribution agreements for our networks, we have made cash payments to cable and direct-to-home satellite operators, provided an initial period during which a distributor’s affiliate fee payments are waived, or both. The amount of the fee we receive is determined by the number of subscribers with access to our network programming.

Programming expense, employee costs, and sales and marketing expenses are the primary operating costs of our Lifestyle Media segment. Program amortization represented 43 percent of Lifestyle Media expenses in 2011 reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

As consumer acceptance of high-definition television grows, the Company is developing an increasing amount of original programming in high-definition format. Lifestyle Media operates five high-definition channels, HGTV-HD, Food Network-HD,

Travel Channel-HD, DIY Network-HD and Cooking Channel-HD. The Company’s high-definition television networks are accessible by an estimated 50 million U.S. households.

The Company’s lifestyle-oriented interactive businesses are focused on the internal development and acquisition of interactive media brands that are intended to diversify sources of revenue and enhance our competitive advantage as a leading provider of food, home, travel and lifestyle content. Revenue generated by our lifestyle interactive businesses is derived primarily from the sale of display, banner, rich media and video advertising.

The lifestyle-oriented interactive businesses consist of multiple websites, including our six network-branded websites, FoodNetwork.com, HGTV.com, TravelChannel.com, DIYNetwork.com, CookingChanneltv.com and GACTV.com. In addition to serving as the home websites for the segment’s television programming networks, the websites provide informational and instructional content on specific topics within their broader lifestyle content categories. Features such as HGTV KitchenDesign, HGTV BathDesign, and DIY Network Home Improvement are intended to aggregate engaged audiences with interests in specific lifestyle topics. All of the segment’s interactive businesses benefit from archived television network programming of which approximately 95 percent is owned by the Company. Our ownership of programming enables us to efficiently and economically repurpose it for use on the Internet and other interactive distribution channels, including mobile and video-on-demand.

The lifestyle websites also consist of other digital services including HGTVRemodels.com (formerly HGTVPro.com), which appeals to construction professionals and advanced do-it-yourself enthusiasts; Food.com (formerly Recipezaar.com), a recipe-sharing social networking website; FrontDoor.com, a local real estate search and consumer information site that features millions of home listings and thousands of videos. The lifestyle websites accounted for about 5 percent of the segment’s total revenue in 2011. The strategic focus of the lifestyle interactive businesses is to grow advertising revenues by increasing the number of page views and video plays and attracting more unique visitors to our websites through site enhancements and adding more video. Our strategy also includes attracting a broader audience through the placement of our video programming on national video streaming sites, and developing new sources of revenue that capitalize on traffic growth at our websites.

Food Network

Food Network is a leading cable and satellite television network that has been credited with redefining the television food genre. The network engages viewers with likable hosts and personalities who explore interesting and different ways to approach food and food-related topics. Food Network is available in 100 million U.S. television households and its programming can be seen internationally in 226 countries and territories. The Company currently owns approximately 69 percent of the Food Network and is the managing partner. The Tribune Company has a noncontrolling interest of approximately 31 percent in Food Network.

Food Network programming content attracts audiences interested in food-related topics such as food preparation, dining out, entertaining, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative.

Food Network maintained its strong viewership ratings in 2011. Programming highlights included Food Network Star; Diners, Drive-ins and Dives; Restaurant Impossible; and Chopped. Many of the programs on Food Network feature or are hosted by high-profile television personalities such as Bobby Flay, Rachael Ray, Giada De Laurentiis, Alton Brown, Guy Fieri and Paula Deen.

HGTV

HGTV is America’s leader in home television programming and is one of cable and satellite television’s top-rated networks. HGTV reaches about 99 million domestic households via cable and direct satellite television services. The network’s programming also can be seen in 210 countries and territories.

HGTV television programming content commands an audience interested specifically in home and shelter-related topics. HGTV is television’s only network dedicated solely to such topics as decorating, interior design, home remodeling, landscape design and real estate. HGTV strives to engage audiences by creating original programming that is entertaining, instructional and informative.

The network was a top rated cable network in 2011 with solid prime-time ratings. Programming highlights included HGTV Design Star, House Hunters, and House Hunters International. The network also has developed successful programming events, including the HGTV Dream Home Giveaway, HGTV Green Home Giveaway, HGTV Urban Oasis Giveaway, annual live coverage of the Rose Bowl Parade and successful competition programming like Design Star and All American Handyman.

Travel Channel

We acquired a controlling interest in the Travel Channel business in December 2009, giving the Company its third fully-distributed lifestyle network. Travel Channel is a leading travel multi-media brand, offering quality television, video and mobile entertainment and information to travel enthusiasts. The network has grown into one of the largest specialty cable networks in the U.S., available in 95 million domestic television households.

Programming highlights in 2011 included Anthony Bourdain: No Reservations, Andrew Zimmern’s Bizarre World, and Ghost Adventures. Many of the programs on Travel Channel feature or are hosted by high-profile television personalities such as Anthony Bourdain, Andrew Zimmern, and Adam Richman.

DIY Network

DIY Network is America’s only television network dedicated solely to presenting entertaining and informational programming and content across a broad range of do-it-yourself categories including home building, home improvement, crafts, gardening, and landscaping. The network is available in approximately 57 million U.S. households via cable and direct-to-home satellite television services.

Cooking Channel

The Cooking Channel launched in May 2010 to take advantage of the expanding interest in food and cooking programming in the United States. Cooking Channel is a 24-hour network that caters to avid food lovers by focusing on food information and instructional cooking programming. Offered in both standard and high definition, the network delivers content focused on baking, ethnic cuisine, wine and spirits, healthy and vegetarian cooking and kids’ foods. Cooking Channel is available in about 58 million households.

Great American Country (GAC)

Distributed in the U.S. via cable and direct-to-home satellite television services, the network reaches about 62 million households with original programming, special musical performances and live concerts. The network strives to provide its viewers with a more focused country music experience.

FoodNetwork.com

FoodNetwork.com is a top food and cooking destination on the web. FoodNetwork.com has more than 45,000 professionally tested recipes from celebrity chefs, plus star menus, instructional videos and photo galleries. The site collaborates with the television network in the development of popular shows such as Food Network Star. Fans of the show can vote to ensure their favorite contestant wins a series on the web, and they can find online-only information in the form of contestant bios, judges’ blogs and more. FoodNetwork.com also develops original programming around holidays such as Thanksgiving and Christmas, as well as seasonal events like tailgating and grilling.

Food.com

Food.com is a social network website that’s home to a community of passionate everyday cooks. It provides an online, interactive platform to collaborate, exchange, and celebrate cooking. With 460,000 recipes, the site is one of the largest cooking resources on the web.

CookingChannelTV.com

CookingChannelTV.com includes information and recipes on global cuisines and cooking techniques. Experts provide detailed information on topics that include unconventional how-tos, global cuisine, wines and spirits, international travel, and food history.

HGTV.com

HGTV.com is the nation’s leading online home-and-garden destination, with makeovers, how-tos and thousands of designer photos. The website has more than 5.5 million unique visitors a month. The site features popular giveaways like HGTV Dream Home, HGTV Green Home and Urban Oasis and blogs like “The Design Happens”. HGTV.com also contains thousands of room design examples in “Designers’ Portfolio” as well as content from the kid-friendly “Family Gardening Club” and the tip-oriented “Help Around the Home.”

DIYnetwork.com

DIYnetwork.com is a website for “how-to” information on home improvement and repairs. The site consistently ranks among America’s top home and garden Internet destinations. The website features step-by-step instructions for home improvement projects, including more than 20,000 resources and more than 10,000 short-form videos. The site features a selection of video tips, an interactive program guide, episode finder, message boards, blogs and more. Also, included on the site are the interactive online experiences of DIY Network’s Blog Cabin Giveaway and Run My Renovation which provide consumers with a detailed look at building or remodeling of a home.

Travelchannel.com

TravelChannel.com provides an engaging, content rich user experience integrated with on-air programming. The site, which averages about 1.5 million unique visitors per month, reaches audiences across multiple platforms and devices, enabling users to download Travel Channel games and apps, as well as curate their own excursions, modeled after our programming through key partnerships with Oyster.com and Tripology.com. In 2011, TravelChannel.com introduced new digital franchises including “The Daily Escape,” “This Week in Photos,” and “Hosts Exposed”.

International

The Company also is executing its growth strategy internationally and seeks to become a world leader in lifestyle media and brand-related products and services. The Company initiated its international strategy with the launch of Food Network on B-Sky-B in the United Kingdom, reaching 10 million households. Recently, the company expanded the reach of Food Network UK’s primetime block by making it available on Freeview, a leading digital terrestrial television provider in the UK. This made Food Network UK available to almost every television household in the UK (approximately 26 million households) during primetime. Food Network is also distributed in other European markets as well as the Middle East and Africa. The Company is considering entering or creating partnerships in other international markets including Asia-Pacific, India and Latin America. In 2011 the company acquired 50% of UKTV, a television entity that is co-owned by the BBC, and represents a portfolio of 10 general entertainment and lifestyle channels in the UK, including popular channels in the home and food categories. The company also continues to partner with Shaw Communications on three very popular lifestyle channels in Canada: HGTV Canada, Food Network Canada and DIY Network Canada.

Our international businesses earn revenues primarily from advertising sales, affiliate fees, and the licensing of programming to third parties. Programming expense, employee costs, and sales and marketing expenses are the primary operating costs of our international businesses.

Competition

Cable and satellite network programming is a highly competitive business in the U.S. and worldwide. Our cable and satellite networks and websites generally compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. Our networks and websites also compete for their target audiences with all forms of programming and other media provided to viewers, including broadcast networks, local over-the-air television stations, competitors’ pay and basic cable television networks, pay-per-view and video-on-demand services, online activities and other forms of news, information and entertainment. Our networks also compete with other television networks for distribution and affiliate fees derived from distribution agreements with cable television operators, satellite operators and other distributors.

Employees

As of December 31, 2011, we had approximately 1,800 full-time equivalent employees, of whom approximately 1,700 were with Lifestyle Media.

Item 1A. Risk Factors

A number of significant risk factors could materially affect our specific business operations, and cause our performance to differ materially from any future results projected or implied by our prior statements. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company. The risks and uncertainties our company faces, however, are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks or uncertainties develops into actual events, these events could have a material effect on our business, financial condition or results of operations. In such case, the trading price of our common shares could decline.

Changes in public and consumer tastes and preferences could reduce demand for our services and reduce profitability of our businesses.

Each of our businesses provides content and services whose success is primarily dependent upon acceptance by the public. We must consistently create and distribute offerings that appeal to the prevailing consumer tastes at any point in time. Audience preferences change frequently and it is a challenge to anticipate what content will be successful at any point. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions and the growing competition for consumer discretionary spending may also affect the audience for our content and services. If our Lifestyle Media businesses do not achieve sufficient consumer acceptance, revenues may decline and adversely affect our profitability.

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

The loss of a significant affiliation arrangement on basic programming tiers could reduce the distribution of our national television networks, thereby adversely affecting affiliate fee revenue, subjecting certain of our intangible assets to possible impairments, and potentially impacting our ability to sell advertising or the rates we charge for such advertising.

Three of our networks that are carried on digital tiers are dependent upon the willingness of consumers to pay for such tiers as well as our ability to negotiate favorable carriage agreements on widely accepted digital tiers.

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

We face substantial competition in our Lifestyle Media business from alternative providers of similar services. Our national television networks compete for viewers with other broadcast and national television networks as well as with home video products and Internet usage, and they compete for carriage of their programming with other programming providers. Additionally, our national television networks compete for advertising revenues with a variety of other media alternatives including other broadcast and national television networks, the Internet, newspapers, radio stations, and billboards. Our Lifestyle Media branded websites compete for visitors and advertising dollars with other forms of media aimed at attracting similar audiences and must maintain popular content in order to maintain and increase site traffic. Competition may divert consumers from our services, which could reduce the profitability of our business.

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

Changes in economic conditions in the United States, the regional economies in which we operate or in specific industry sectors could adversely affect the profitability of our businesses.

Approximately 70 percent of our consolidated revenues in 2011 were derived from marketing and advertising spending by businesses operating in the United States. Advertising and marketing spending is sensitive to economic conditions, and tends to decline in recessionary periods. A decline in economic conditions could reduce advertising prices and volume, resulting in a decrease in our advertising revenues.

The financial performance of our equity method investments could adversely impact our results of operations.

We have investments in businesses that we account for under the equity method of accounting. These businesses are subject to laws, regulations or market conditions, or have risks inherent in their operations, that could adversely affect their performance. We do not control the day to day operations of our equity method investments, and thus the management of these businesses by our partners could also impact their performance. Any of these factors could adversely impact our results of operations and the value of our investment.

We are subject to risks related to our international operations.

We have operations and investments in a number of foreign jurisdictions. The inherent economic risks of doing business in international markets include, among other things, changes in the economic environment, exchange controls, tariffs and other trade barriers, foreign taxation, corruption, and, in some markets, increased risk of political instability. Consequently, the local currencies in which our international operations conduct their business could change in value relative to the U.S. dollar exposing our results to exchange rate fluctuations.

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

From time to time, third parties may assert against us or our customers alleged patent, copyright, trademark, or other intellectual property rights to technologies that are important to our business. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business for a period of time. In addition, if we are unable to continue use of certain intellectual property rights, our revenue could be negatively impacted.

If we are unable to successfully integrate key acquisitions our business results could be negatively impacted.

We may grow through acquisitions in certain markets. Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and other unanticipated problems and liabilities. If we are unable to mitigate these risks, the integration and operations of an acquired business could be adversely impacted. Similarly, declines in business performance and the related effect on the fair values of goodwill and other intangible assets could trigger impairment charges. Impairment charges could materially affect our reported net earnings.

Financial market conditions may impede access to or increase the cost of financing our operations and investments.

The ongoing changes in U.S. and global credit and equity markets may make it more difficult for many businesses to obtain financing on acceptable terms. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain future financing.

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

Common Voting Shares are principally held by The Edward W. Scripps Trust, which could inhibit potential changes of control and subjects us to “controlled-group” status as it relates to pension law.

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

Until the Trust terminates, our pension plan and the E. W. Scripps pension plan operate under a “controlled-group” status, potentially subjecting us to liability in the event that E. W. Scripps is unable to satisfy its long-term pension obligations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate from an owned production and office facility in Knoxville. We also operate from a leased office facility in Knoxville and leased facilities in New York, Cincinnati, Nashville, and Washington, DC. Substantially all equipment is owned by Lifestyle Media.

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

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material effect on the Company’s business, financial condition and operating results. No current legal matters are expected to result in any material loss.

Executive Officers of the Company—Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Kenneth W. Lowe	61	Chairman of the Board, President and Chief Executive Officer (since July 2008); President, Chief Executive Officer and Director, The E. W. Scripps Company (2000 to 2008)

Anatolio B. Cruz III	53	Chief Legal Officer and Corporate Secretary (since July 2008); Executive Vice President and General Counsel, The E. W. Scripps Company (2007 to 2008); Senior Vice President and General Counsel, The E. W. Scripps Company (2004 to 2007)

John F. Lansing	54	President, Scripps Networks (since January 2005); Senior Vice President/Scripps Networks, The E. W. Scripps Company (2006 to 2008)

Joseph G. NeCastro	55	Chief Administrative Officer and Chief Financial Officer (since February 2010); Executive Vice President and Chief Financial Officer (2008 to 2010); Executive Vice President and Chief Financial Officer, The E. W. Scripps Company (2006 to 2008); Senior Vice President and Chief Financial Officer, The E. W. Scripps Company (2002 to 2006)

Mark S. Hale	53	Executive Vice President and Operations and Chief Technology Officer (since February 2010); Senior Vice President, Technology Operations and Chief Technology Officer (2008 to 2010); Senior Vice President/Technology Operations, The E. W. Scripps Company (2006 to 2008); Vice President/Technology Operations, The E. W. Scripps Company (2005 to 2006)

Lori A. Hickok	48	Executive Vice President, Finance (since February 2010); Senior Vice President, Finance (2008 to 2010); Vice President and Controller, The E. W. Scripps Company (2002 to 2008)

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “SNI.” As of December 31, 2011, there were approximately 30,000 owners of our Class A Common shares, based on security position listings, and 18 owners of our Common Voting shares (which do not have a public market).

The following table reflects the range of high and low selling prices of our common stock by quarterly period.

2011	High	Low
First quarter	$53.66	$44.41
Second quarter	$52.37	$43.79
Third quarter	$49.89	$33.82
Fourth quarter	$44.85	$35.44

2010
First quarter	$46.94	$37.94
Second quarter	$48.08	$40.24
Third quarter	$48.10	$39.36
Fourth quarter	$53.34	$46.16

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to section 12 of the Exchange Act during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/11—10/31/11	—		—	$600,048,581
11/1/11—11/30/11	—		—	600,048,581
12/1/11—12/31/11	2,398,647	$41.69	2,398,647	500,048,602

Total	2,398,647	$41.69	2,398,647	$500,048,602

Under a share repurchase program authorized by the Board of Directors in June 2011, we are authorized to repurchase up to $1 billion of Class A Common shares. As of December 31, 2011, we have repurchased 11.3 million shares for approximately $500 million. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Dividends – The Company paid a quarterly cash dividend of 7.5 cents per share in 2010 and the first quarter of 2011 and paid a cash dividend of 10 cents per share in the second, third, and fourth quarters of 2011. We currently expect that comparable quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

Performance Graph – The following graph compares the cumulative total stockholder return on our Class A Common shares with the comparable cumulative return of the NYSE market index and an index based on a peer group of media companies for the period from June 12, 2008, the date our common shares began trading on the NYSE, to December 31, 2011. The performance graph assumes that the value of the investment in our common shares, the NYSE market index, and peer group of media companies was $100 on June 12, 2008 and that all dividends were reinvested.

The companies that comprise our peer group are Discovery Communications, Inc., The Walt Disney Company, Time Warner Cable Inc., and Viacom, Inc.

The peer group index is weighted based on market capitalization.

Item 6.	Selected Financial Data

The Selected Financial Data required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The market risk information required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Controls and Procedures required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1 of this Form 10-K.

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

We have adopted a code of ethics that applies to all employees, officers and directors of SNI. We also have a code of ethics for the CEO and Senior Financial Officers. This code of ethics meets the requirements defined by Item 406 of Regulation S-K and the requirement of a code of business conduct and ethics under NYSE listing standards. Copies of our codes of ethics are posted on our website at www.scrippsnetworksinteractive.com.

Information regarding our audit committee financial expert is incorporated by reference to the material captioned “Corporate Governance” in the Proxy Statement.

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2012 Annual Meeting of Stockholders.

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

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the material captioned “Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

Financial Statements and Supplemental Schedule

(a)	The consolidated financial statements of SNI are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 29, 2012, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

(b)	The Company’s consolidated supplemental schedule is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Schedules at page S-1.

Exhibits

The information required by this item appears at page E-1 of this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated:February 29, 2012	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman of the Board of Directors, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on February 29, 2012.

Signature	Title

/s/ Kenneth W. Lowe Kenneth W. Lowe	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph G. NeCastro Joseph G. NeCastro	Chief Administrative Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Gina L. Bianchini Gina L. Bianchini	Director

/s/ John H. Burlingame John H. Burlingame	Director

/s/ Michael R. Costa Michael R. Costa	Director

/s/ David A. Galloway David A. Galloway	Director

/s/ Jarl Mohn Jarl Mohn	Director

/s/ Nicholas B. Paumgarten Nicholas B. Paumgarten	Director

/s/ Mary Peirce Mary Peirce	Director

/s/ Dale Pond Dale Pond	Director

/s/ Jeffrey Sagansky Jeffrey Sagansky	Director

/s/ Nackey E. Scagliotti Nackey E. Scagliotti	Director

/s/ Ronald W. Tysoe Ronald W. Tysoe	Director

Scripps Networks Interactive, Inc.

Selected Financial Data

Five-Year Financial Highlights

(in millions, except per share data)	2011	2010	2009 (3)	2008	2007
Summary of Operations
Operating revenues (1):
Lifestyle Media	$2,045	$1,867	$1,367	$1,312	$1,185
Corporate	27	16		3	4

Total operating revenues	$2,072	$1,883	$1,367	$1,315	$1,189

Segment profit (loss) (1)(2):
Lifestyle Media	$1,050	$904	$637	$632	$587
Corporate	(73)	(68)	(66)	(49)	(33)

Total segment profit	$977	$835	$571	$583	$554

Income from continuing operations attributable to SNI common shareholders	$473	$398	$275	$253	$264

Per Share Data

Income from continuing operations attributable to SNI common shareholders	$2.86	$2.37	$1.66	$1.54	$1.62

Cash dividends (4)	.38	.30	.30	.15

Balance Sheet Data

Total assets (3)	$3,962	$3,388	$2,963	$1,773	$2,018

Long-term debt (3)(5)(6)	$1,384	$884	$884	$80	$503

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

(1)	Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with financial accounting standards for disclosures about segments of an enterprise and related information. See page F-7.

(2)	Segment profit is a supplemental non-GAAP financial measure. GAAP means generally accepted accounting principles in the United States. Our chief operating decision maker evaluates the operating performance of our reportable segments and makes decisions about the allocation of resources to our reportable segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. For a reconciliation of this financial measure to operating income see the table on page F-8.

(3)	On December 15, 2009, we acquired a 65 percent controlling interest in the Travel Channel. In connection with the Travel Channel Acquisition, a majority-owned subsidiary of SNI completed a private placement of $885 million aggregate principal Senior Notes that mature in 2015.

(4)	Our first dividend as a stand-alone public company was paid in the third quarter of 2008. Accordingly, there are no dividends reported for the first two quarters of 2008 or the prior year periods.

(5)	The E. W. Scripps Company utilized a centralized approach to cash management and financing of its operations. Based on the historical funding requirements of our company, specifically the costs to fund acquisitions, fund investments in programming and support the expansion of Scripps Networks Interactive businesses, all of E. W. Scripps’ consolidated third party debt was allocated to us for all periods prior to the July 1, 2008 separation date.

(6)	In 2011, we completed the sale of $500 million aggregate principal Senior Notes that mature in 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements and the notes thereto. You should read this discussion in conjunction with those financial statements.

Forward-Looking Statements

This discussion and the information contained in the notes to the consolidated financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statement to reflect events or circumstances after the date the statement is made.

Overview

Scripps Networks Interactive is one of the leading developers of lifestyle-oriented content for television and the Internet with respected, high-profile television and interactive brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and useful content that focuses on specifically defined topics of interest.

We manage our operations through one reportable operating segment, Lifestyle Media. Lifestyle Media includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country (“GAC”). Fine Living Network (“FLN”) was rebranded to the Cooking Channel on May 31, 2010. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. Our Lifestyle Media branded websites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

We also have established lifestyle media brands internationally. Food-based channels are available in the United Kingdom, other European markets, the Middle East, Africa and Asia. Our international offerings also include Fine Living Network, a full-spectrum lifestyle television channel and interactive brand that is available across more than 60 countries.

At the end of the third quarter of 2011, we acquired a 50 percent interest in UKTV. UKTV is one of the United Kingdom’s leading multi-channel television programming companies. Consideration paid in the transaction consisted of approximately $395 million to purchase preferred stock and common equity interest in UKTV and approximately $137 million to acquire debt due to Virgin Media, Inc. from UKTV. We began recognizing our proportionate share of the results from UKTV’s operations on October 1, 2011.

During the second quarter of 2011, we completed the sale of our Shopzilla business and its related online comparison shopping brands. We received consideration totaling $160 million upon finalizing the sale of the business on May 31, 2011. The Shopzilla businesses’ assets, liabilities and results of operations have been retrospectively presented as discontinued operations within our consolidated financial statements.

Our continuing businesses earn revenues principally from advertising sales, affiliate fees and ancillary sales, including the sale of consumer products. Programming expenses, employee costs, and sales and marketing expenses are the primary operating costs of our continuing businesses.

Operating revenues from our continuing businesses increased 10 percent to $2.1 billion when compared with 2010. Segment profit in 2011 was $977 million compared with $835 million in 2010, a 17 percent increase.

Segment profit in 2010 was affected by $29.9 million of transition costs that were incurred following our acquisition of a controlling interest in the Travel Channel and $11.0 million of marketing and legal expenses incurred to support the company’s affiliate agreement renewal negotiations for Food Network and HGTV.

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

Note 2-Summary of Significant Accounting Policies to the consolidated financial statements describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. We believe the following to be the most critical accounting policies, estimates and assumptions affecting our reported amounts and related disclosures.

Programs and Program Licenses — Production costs for programs produced by us or for us are capitalized as program as sets. Such costs include direct costs, production overhead, development costs and acquired production costs. Program licenses, which represent approximately 5 percent of our program assets, generally have fixed terms and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when the programs become available for broadcast. Program assets are amortized to expense over the estimated useful lives of the programs based upon future cash flows. The amortization of program assets generally results in an accelerated method over the estimated useful lives.

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

See Note 2-Summary of Significant Accounting Policies to the consolidated financial statements for a summary of revenue recognition policies specific to each of our businesses.

Acquisitions — Assets acquired and liabilities assumed in a business combination are recorded at fair value. We generally determine fair values using comparisons to market transactions and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset, the expected period of time over which those cash flows will occur and the determination of an appropriate discount rate. Changes in such estimates could affect the amounts allocated to individual identifiable assets. While we believe our assumptions are reasonable, if different assumptions were made, the amount allocated to amortizing and non-amortizing intangible assets could differ substantially from the reported amounts and the associated amortization charge, if required, could also differ.

Goodwill — Goodwill for a reporting unit is tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. For purposes of performing the impairment test for goodwill, our reporting unit is Lifestyle Media. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

To determine the fair value of a reporting unit, we generally use market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset or business, the period of time over which those cash flows will occur and the determination of an appropriate discount rate. Changes in our estimates and projections or changes in our established reporting units could materially affect the determination of fair value for each reporting unit.

Our annual goodwill impairment analysis, which was completed during the fourth quarter, did not result in an impairment charge in 2011. The fair value of our Lifestyle Media reporting unit substantially exceeds the carrying value.

Finite-Lived Intangible Assets — Finite-lived intangible assets (e.g., customer lists, trade names, network distribution relationships) are tested for impairment when a triggering event occurs. Such triggering events include the significant disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related asset. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of such asset exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale or there is an actively pursuing buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, the determination of the cash flows for the assets involved and the discount rate to be applied in determining fair value.

Income Taxes —The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

New Accounting Standards

A discussion of recently issued accounting pronouncements is described in Note 3-Accounting Standards Updates and Recently Issued Accounting Standards Updates, of the Notes to Consolidated Financial Statements.

Results of Operations

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated Results of Operations — Results of operations were as follows:

(in thousands)	For the years ended December 31,
	2011	Change	2010	Change	2009
Operating revenues	$2,072,048	10.1%	$1,882,693	37.7%	$1,367,328
Costs and expenses	(1,094,767)	4.5%	(1,047,553)	31.5%	(796,415)
Depreciation and amortization of intangible assets	(90,080)	(1.4)%	(91,351)		(40,608)
Losses on disposal of property and equipment	(603)	(60.1)%	(1,511)		(755)

Operating income	886,598	19.4%	742,278	40.2%	529,550
Interest expense	(36,121)	2.7%	(35,167)		(2,810)
Travel Channel financing costs					(12,118)
Equity in earnings of affiliates	49,811	65.3%	30,126	61.7%	18,626
Miscellaneous, net	(17,188)		(1,576)	(23.3)%	(2,056)

Income from continuing operations before income taxes	883,100	20.0%	735,661	38.5%	531,192
Provision for income taxes	(246,452)	12.3%	(219,427)	28.5%	(170,733)

Income from continuing operations, net of tax	636,648	23.3%	516,234	43.2%	360,459
Income (loss) from discontinued operations, net of tax	(61,252)		12,775	(47.7)%	24,415

Net income	575,396	8.8%	529,009	37.4%	384,874
Net income attributable to noncontrolling interests	(163,838)	38.8%	(118,037)	38.0%	(85,548)

Net income attributable to SNI	$411,558	0.1%	$410,972	37.3%	$299,326

On December 15, 2009, we acquired a 65 percent controlling interest in the Travel Channel (the “Travel Channel Acquisition”). Accordingly, our consolidated results of operations and our Lifestyle Media segment results in 2011 and 2010 include the operating results of the Travel Channel.

Discontinued Operations – Discontinued operations reflect the Shopzilla business that was sold in May 2011 and the uSwitch business that was sold in December 2009.

Results of discontinued operations were as follows:

(in thousands)	For the years ended December 31,
	2011	2010	2009
Operating revenues:
Shopzilla	$87,492	$184,469	$173,920
uSwitch	—	—	22,732

Total operating revenues	$87,492	$184,469	$196,652

Income (loss) from discontinued operations, before tax:
Shopzilla:
Income (loss) from operations	$(2,468)	$4,243	$(10,935)
Loss from divestiture	(54,827)
uSwitch:
Income (loss) from operations		714	(4,131)
Gain on divestiture			28,668

Income (loss) from discontinued operations, before tax	(57,295)	4,957	13,602
Income taxes (benefit)	3,957	(7,818)	(10,813)

Income (loss) from discontinued operations, net of tax	$(61,252)	$12,775	$24,415

The loss on divestiture recorded in 2011 reflects the sale of the Shopzilla business. No income tax benefit related to the capital losses attributed to the sale has been recognized. If Shopzilla achieves certain performance targets in 2012, we will receive $5 million in contingent cash consideration.

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

Continuing Operations

2011 compared with 2010

The increase in operating revenues in 2011 compared with 2010 was primarily attributed to solid growth in advertising sales and affiliate fee revenue from our national television networks. Despite the impact of some ratings softness throughout 2011, advertising revenues increased $144 million or 11 percent in 2011 compared with 2010. The increase in advertising revenues reflects strong pricing and sales in the upfront and scatter market for advertising inventory. Affiliate fee revenues at our national television networks increased $34.0 million or 6.1 percent in 2011 compared with 2010. The increase in affiliate fee revenues is primarily due to scheduled rate increases at our networks.

Costs and expenses in 2010 include $29.9 million of costs related to the transition of the Travel Channel business and $11.0 million of marketing and legal expenses incurred to support the Company’s affiliate agreement renewal negotiations for Food Network and HGTV. Excluding these 2010 expenses, costs and expenses increased 8.8 percent in 2011 compared with 2010. An increase in employee costs from the hiring of positions held vacant since the economic downturn, our continued investment in the improved quality and variety of programming at our networks, and transaction related costs of $6.5 million associated with our acquisition of a 50-percent equity interest in UKTV contributed to the increase in costs and expenses.

Depreciation and amortization remained relatively flat compared with 2010. We expect depreciation and amortization will be approximately $100 million to $110 million for the full year of 2012.

Interest expense increased in 2011 primarily due to higher average debt levels. In December of 2011, we issued $500 million aggregate principal amount of 2.70% Senior Notes. We expect interest expense will be $45 million to $50 million in 2012.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Following the close of business on September 30, 2011, we acquired a 50% interest in UKTV and are accounting for the investment under the equity method of accounting. We began to recognize our proportionate share of the results from UKTV’s operations on October 1, 2011. The increase in equity in earnings of affiliates in 2011 compared with 2010 reflects our $9.2 million proportionate share of earnings recognized during 2011 from UKTV and also reflects the growing contribution from our Food Canada, Fox-BRV and Food Network Magazine investments.

During 2011, we entered into foreign currency forward contracts to minimize the cash flow volatility related to the investment in UKTV. These foreign currency forward contracts effectively set the U. S. dollar value for the UKTV transaction. We settled these foreign currency forward contracts around the September 30, 2011 closing of the transaction and recognized losses from the contracts totaling $25.3 million. These losses are reported within the “Miscellaneous, net” caption in our consolidated statements of operations. Miscellaneous, net in 2011 also includes interest income of $2.4 million earned on both the note acquired from Virgin Media, Inc. during the UKTV transaction and the $10 million note provided to the buyers of our Shopzilla business.

Our effective tax rate was 27.9 percent in 2011 and 29.8 percent in 2010. The income tax provision in 2011 from continuing operations includes favorable adjustments of $28.8 million attributed to expiring statutes of limitations in certain tax jurisdictions and the related reduction of our liability for uncertain tax positions, reaching agreements with certain tax authorities for positions taken in prior period returns and adjustments to foreign income items, state apportionment factors and credits reflected in our filed tax returns. The income tax provision in 2010 includes favorable adjustments of $21.5 million that were primarily related to the settlement of tax positions from prior years. In addition to the adjustments noted above, the income tax effect of diluting the noncontrolling owner’s interest in the Food Network partnership during 2010 and restoring their ownership interest in 2011 contributed to the favorable decrease in our effective income tax rate for 2011 compared with 2010. See the noncontrolling interest discussion in MD&A that follows. We expect the effective tax rate to be 30 percent to 32 percent in 2012.

In August of 2010, we contributed the Cooking Channel to the Food Network partnership. At the close of our 2010 fiscal year, the noncontrolling owner had not made a required pro-rata capital contribution to the partnership and as a result its ownership interest was diluted from 31 percent to 25 percent. Accordingly, following the Cooking Channel contribution, profits from the partnership were allocated to the noncontrolling owner at its reduced ownership percentage, reducing net income attributable to noncontrolling interest $8.0 million in 2010. In February 2011, the noncontrolling owner made the pro-rata contribution to the Partnership and its ownership interest was returned to the pre-dilution percentage as if the contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact of restoring the noncontrolling owner’s interest in the partnership increased net income attribution to noncontrolling interest $8.0 million in 2011. Excluding the dilution adjustments summarized above, net income attributable to noncontrolling interest increased 24 percent in 2011 compared with 2010 reflecting the growing profitability of the Food Network partnership and Travel Channel. We expect net income attributable to noncontrolling interest will be $170 million to $180 million in 2012.

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

Costs and expenses increased 32 percent in 2010 compared with 2009. The increase in consolidated expenses was attributed to the addition of the Travel Channel, our continued investment in international expansion initiatives, and the restoration of marketing budgets to support brand-building initiatives at all of the Company’s television networks. Marketing expenses were significantly held back in 2009 in response to the economic recession and its anticipated negative effect on advertising sales. Consolidated expenses in 2010 include $29.9 million of costs incurred for the transition of the Travel Channel business into SNI and $11.0 million of marketing and legal expenses incurred to support the Company’s affiliate agreement negotiations for Food Network and HGTV. Costs and expenses in 2009 include a $21.1 million charge to write-off FLN programming rights and approximately $10 million of costs related to the Travel Channel Acquisition.

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

Our effective tax rate was 29.8 percent in 2010 and 32.1 percent in 2009. The income tax provision in 2010 includes favorable adjustments of $21.5 million that were primarily related to the settlement of tax positions from prior years. The income tax provision in 2009 includes $6.7 million of favorable adjustments that were primarily attributed to differences identified between our prior year tax provision and tax returns. Additionally, our effective tax rate in 2010 was favorably impacted by the phasing in of a higher section 199 deduction for domestic production activities. The deduction for qualifying activities was 9 percent in 2010 compared with 6 percent in 2009.

Net income attributable to noncontrolling interests in 2010 primarily reflects noncontrolling interests’ share of the Food Network partnership and Travel Channel. The increase in net income attributable to noncontrolling interests reflects the growing profitability of the Food Network partnership.

Business Segment Results — As discussed in Note 22-Segment Information to the consolidated financial statements, our chief operating decision maker evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

(in thousands)	For the years ended December 31,
	2011	Change	2010	Change	2009
Segment operating revenue:
Lifestyle Media	$2,045,030	9.5%	$1,867,228	36.6%	$1,366,802
Corporate/ intersegment eliminations	27,018	74.7%	15,465		526

Total operating revenues	$2,072,048	10.1%	$1,882,693	37.7%	$1,367,328

Segment profit (loss):
Lifestyle Media	$1,049,934	16.2%	$903,572	41.9%	$636,865
Corporate	(72,653)	6.2%	(68,432)	3.8%	(65,952)

Total segment profit	977,281	17.0%	835,140	46.3%	570,913
Depreciation and amortization of intangible assets	(90,080)		(91,351)		(40,608)
Losses on disposal of property and equipment	(603)		(1,511)		(755)
Interest expense	(36,121)		(35,167)		(2,810)
Travel Channel financing costs					(12,118)
Equity in earnings of affiliates	49,811		30,126		18,626
Miscellaneous, net	(17,188)		(1,576)		(2,056)

Income from continuing operations before income taxes	$883,100		$735,661		$531,192

Corporate includes the operating results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia, operating results from the international licensing of our national networks’ programming, and the costs associated with our international expansion initiatives.

Our continued investment in international expansion initiatives increased the segment loss at corporate by $7.4 million in 2011 compared with $11.3 million in 2010. Corporate also includes transaction related costs of $6.5 million in 2011 associated with our acquisition of 50-percent equity interest in UKTV and $10.2 million in 2009 related to acquiring a 65 percent controlling interest in the Travel Channel.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America for each business segment was as follows:

(in thousands)	For the years ended December 31,
	2011	2010	2009
Operating income	$886,598	$742,278	$529,550

Depreciation and amortization of intangible assets:
Lifestyle Media	88,030	89,469	38,822
Corporate	2,050	1,882	1,786

Losses on disposal of property and equipment:
Lifestyle Media	469	1,511	755
Corporate	134

Total segment profit	$977,281	$835,140	$570,913

Lifestyle Media –Lifestyle Media includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel (previously branded as Fine Living Network), and GAC. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home, and travel related categories. The Food Network and Cooking Channel are included in the Food Network Partnership of which we own approximately 69 percent. We also own 65 percent of Travel Channel.

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

Operating results for Lifestyle Media were as follows:

(in thousands)	For the years ended December 31,
	2011	Change	2010	Change	2009
Segment operating revenues:
Advertising	$1,430,144	11.0%	$1,287,956	27.6%	$1,009,496
Network affiliate fees, net	582,178	5.6%	551,424	69.2%	325,885
Other	32,708	17.5%	27,848	(11.4)%	31,421

Total segment operating revenues	2,045,030	9.5%	1,867,228	36.6%	1,366,802

Segment costs and expenses:
Employee compensation and benefits	236,124	7.2%	220,262	19.9%	183,667
Program amortization	426,780	7.0%	399,024	21.4%	328,616
Other segment costs and expenses	332,192	(3.5)%	344,370	58.2%	217,654

Total segment costs and expenses	995,096	3.3%	963,656	32.0%	729,937

Segment profit	$1,049,934	16.2%	$903,572	41.9%	$636,865

Supplemental
Information:

Billed network affiliate fees	$623,854		$582,117		$361,665

Program payments	516,020		388,725		284,409

Depreciation and amortization	88,030		89,469		38,822

Capital expenditures	48,744		53,343		66,112

Strong pricing and sales in both the upfront and scatter advertising market resulted in advertising growth in the respective periods of 2011 compared with the similar periods in 2010.

A strong scatter advertising market in 2010 combined with the success we had monetizing the audience growth at our networks resulted in double-digit advertising growth in 2010 compared with 2009, which was negatively impacted by the economic recession. Excluding the effects of the Travel Channel Acquisition, advertising revenues increased 14 percent in 2010 compared with 2009.

Distribution agreements with cable and satellite television systems require that the distributor pay SNI affiliate fees over the terms of the agreements in exchange for our programming. The increase in network affiliate fees in 2011 compared with 2010 was primarily attributed to scheduled rate increases at our networks. Excluding the effects of the Travel Channel Acquisition, network affiliate fees increased 40 percent in 2010 compared with 2009. During the fourth quarter of 2009, the Company successfully renewed the majority of its existing Food Network affiliate agreements and also reached agreement on certain of its HGTV affiliate agreements.

The increase in employee compensation and benefits in 2011 compared with 2010 is primarily attributed to the hiring of positions held vacant since the economic downturn. The addition of the Travel Channel was the primary contributor to the increase in employee compensation and benefits costs in 2010 compared with 2009.

The increase in program amortization in 2011 and 2010 compared with respective previous years reflects the continued investment in the quality and variety of programming at our networks. The growth rate of program amortization in 2011 compared with 2010 is impacted by 2010 having accelerated amortization of Fine Living Network programming related to the rebranding to the Cooking Channel. Similarly, we also completed an analysis of FLN’s programming library in 2009 following the decision to rebrand the network and recorded a non-cash charge of $21.1 million to write-down the value of FLN’s programming rights to their expected fair value. Excluding this 2009 charge, programs and program licenses increased 30 percent in 2010 compared with 2009. The effects of the Travel Channel Acquisition accounted for more than half of the increase in program expenses in 2010 compared with 2009.

Other costs and expenses in 2010 include transition costs that were incurred for the Travel Channel business and marketing and legal expenses incurred to support the Company’s affiliate agreement renewal negotiations for Food Network and HGTV. After excluding these 2010 costs, other costs and expenses increased in 2011 compared with 2010 reflecting an increase in marketing and promotion costs at our television networks. Aside from the Travel Channel transition costs and affiliate agreement renewal costs described above, the inclusion of Travel Channel operating results and the restoration of marketing budgets to support brand-building initiatives at all of our networks contributed to the increase in other costs and expenses in 2010 compared with 2009.

Capital expenditures in 2010, and particularly in 2009, include the costs related to the expansion of the Company’s headquarters in Knoxville, Tennessee.

Supplemental financial information for Lifestyle Media is as follows:

(in thousands)	For the years ended December 31,
	2011	Change	2010	Change	2009
Operating revenues by brand:
Food Network	$745,605	12.4%	$663,530	30.7%	$507,513
HGTV	731,769	6.8%	685,237	11.2%	616,278
Travel Channel	262,055	5.5%	248,510		11,334
DIY Network	102,995	18.2%	87,140	25.1%	69,670
Cooking Channel /
FLN (1)	65,610	18.7%	55,281	19.9%	46,115
GAC	25,004	(17.4)%	30,267	12.7%	26,864
Digital Businesses	101,890	12.9%	90,216	10.3%	81,804
Other	10,928	19.7%	9,133	11.7%	8,173
Intrasegment eliminations	(826)	(60.4)%	(2,086)		(949)

Total segment operating revenues	$2,045,030	9.5%	$1,867,228	36.6%	$1,366,802

Subscribers (2):
Food Network	99,600	(0.5)%	100,100	0.9%	99,200
HGTV	98,900	(0.5)%	99,400	0.7%	98,700
Travel Channel	94,900	(0.7)%	95,600	0.4%	95,200
DIY Network	56,500	5.6%	53,500	0.6%	53,200
Cooking Channel /
FLN (1)	58,200	1.9%	57,100	1.2%	56,400
GAC	62,200	4.9%	59,300	1.4%	58,500

(1)	The Cooking Channel, a replacement for FLN, premiered on May 31, 2010.
(2)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

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

(in thousands)	For the years ended December 31,
	2011	2010	2009
Net cash provided by continuing operating activities	$715,662	$448,579	$508,659
Net cash provided by discontinued operations	155,039	16,741	2,232
Dividends paid, including to noncontrolling interest	(132,288)	(161,783)	(138,443)
Employee stock option proceeds	24,491	65,230	27,735
Other, net	(7,817)	(2,830)	(13,022)
Noncontrolling interest capital contribution	52,804

Cash flow available for acquisitions, investments, debt repayment	807,891	365,937	387,161
Sources and uses of available cash flow:
Business acquisitions and net investment activity	(405,617)	(15,625)	(877,671)
Purchase of note receivable due from UKTV	(137,308)
Capital expenditures	(54,113)	(54,785)	(69,329)
Repurchase of Class A common stock	(500,048)
Proceeds from long-term debt	599,390		884,239
Payments on long-term debt	(100,000)		(80,000)

Increase (decrease) in cash and cash equivalents	$210,195	$295,527	$244,400

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs and repay debt. We expect cash flow from operating activities in 2012 will provide sufficient liquidity to continue the development of brands and to fund the capital expenditures to support our business.

At the end of the third quarter of 2011, we acquired a 50 percent interest in UKTV. After reflecting final working capital adjustments, consideration paid in the transaction consisted of approximately $395 million to purchase preferred stock and common equity interest in UKTV and approximately $137 million to acquire debt due to Virgin Media, Inc. from UKTV. The debt acquired, reported within “Other non-current assets” in our consolidated balance sheet, effectively acts as a revolving facility for UKTV. The investment in UKTV was financed through cash on hand and borrowings on our existing revolving credit facility.

In May 2011, we completed the sale of our Shopzilla business for total consideration of approximately $160 million. The consideration was comprised of approximately $150 million of cash and $10 million of deferred payment due to the Company in 2012.

In April 2011, we acquired a 24 percent ownership interest in Oyster.com for consideration totaling $7.7 million, including cash consideration of $7.5 million. We also acquired the remaining 11 percent residual interest in our international venture with ChelloZone Media for cash consideration of $3.4 million during the second quarter of 2011.

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

We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. There were no outstanding borrowings under the Facility at December 31, 2011.

In December 2011, we issued $500 million aggregate principal amount of 2.70% Senior Notes due 2016 at a price equal to 99.878% of the principal amount. Net proceeds will be utilized for general corporate purposes, which could include strategic acquisitions, repurchases of the company’s common equity, working capital and capital expenditures, and proceeds were used for the repayment of the outstanding principal amount under our Competitive Advance and Revolving Credit Facility.

In February 2011, the noncontrolling owner in the Food Network partnership made a $52.8 million cash contribution to the partnership. Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by partners prior to distribution based upon each partners’ ownership interest in the partnership. Cash distributions to Food Network’s noncontrolling interest were $70.5 million in 2011, $112 million in 2010 and $88.9 million in 2009. We expect the cash distributions to the noncontrolling interest will approximate $115 million in 2012.

During the second quarter of 2011 the Board of Directors approved an increase in the quarterly dividend rate to $.10 per share from a previous per share rate used since our inception as a public company on July 1, 2008 of $.075. Total dividend payments to shareholders of our common stock were $61.8 million in 2011, $50.1 million in 2010 and $49.5 million in 2009. During the first quarter of 2012 the Board of Directors approved an increase in the quarterly dividend rate to $.12 per share. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

Under a share repurchase program approved by the Board of Directors in June 2011, we were authorized to repurchase $1 billion of Class A Common shares. During 2011, we have repurchased 11.3 million shares for approximately $500 million. As of December 31, 2011, we are authorized to repurchase $500 million of Class A Common shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

We may use operational and economic hedges, as well as currency exchange rate and interest rate derivative instruments to manage the impact of currency exchange rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, and probable commitments. The primary currency of the derivative instruments is the British pound. We do not enter currency exchange rate derivative instruments for speculative purposes.

We have not entered into arrangements which would fall under any of these four categories and which would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Our contractual obligations under certain contracts are included in the following table.

Contractual Obligations

A summary of our contractual cash commitments, as of December 31, 2011, is as follows:

(in thousands)
	Less than 1 Year	Years 2 & 3	Years 4 & 5	Over 5 Years	Total
Long-term debt:
Principal amounts			$1,385,000		$1,385,000
Interest on long-term debt	$45,481	$89,835	42,709		178,025
Programming:
Available for broadcast	50,402				50,402
Not yet available for broadcast	206,541	3,342			209,883
Employee compensation and benefits:
Deferred compensation and benefits	804	1,608	1,608	$17,482	21,502
Employment and talent contracts	31,216	18,639			49,855
Operating leases:
Noncancelable	20,283	40,322	42,823	75,016	178,444
Cancelable	459	205			664
Pension obligations:
Minimum pension funding	6,537	5,025	13,469	12,384	37,415
Other commitments:
Distribution agreements	20,684	19,717	2,500		42,901
Satellite transmission	15,761	40,491	22,167	20,872	99,291
Noncancelable purchase and service commitments	5,371	7,082	6,416	3,345	22,214
Other purchase and service commitments	56,120	46,768	10,179		113,067

Total contractual cash obligations	$459,659	$273,034	$1,526,871	$129,099	$2,388,663

In the ordinary course of business, we enter into multi-year contracts to obtain distribution of our networks, to license or produce programming, to secure on-air talent, to lease office space and equipment, to obtain satellite transmission rights, and to purchase other goods and services.

Long-Term Debt –Principal payments on long-term debt reflect the repayment of our fixed-rate notes assuming repayment will occur upon the expiration of the fixed-rate notes in January 2015 and December 2016.

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

Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans in 2012 and estimated benefit payments for our unfunded non-qualified SERP plan. Estimated payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the over 5 years column include estimated payments for the periods of 2017-2021. While benefit payments under these plans are expected to continue beyond 2021, we believe it is not practicable to estimate payments beyond this period.

Income Tax Obligations – The contractual obligations table does not include any reserves for income taxes due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2011, our reserves for income taxes totaled $48.0 million which is reflected in other liabilities in our consolidated balance sheets. (See Note 7-Income Taxes to the consolidated financial statements for additional information on income taxes).

Purchase Commitments – We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2011. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Redemption of Noncontrolling Interests in Subsidiary Companies – The noncontrolling interest holder of Travel Channel has the right to require us to repurchase their respective interest and will receive fair market value for their interest at the time their option is exercised. The table of contractual commitments does not include amounts for the repurchase of noncontrolling interests.

The Food Network partnership agreement specifies a dissolution date of December 31, 2012. If the term of the partnership is not extended prior to that date, the agreement permits the Company, as the holder of approximately 80 percent of the applicable votes, to reconstitute the partnership and continue its business. There are also other options for continuing the business of the partnership, including offering to purchase the noncontrolling interest, that the Company is considering. If the partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to interest rates and foreign currency exchange rates. We use or expect to use derivative financial instruments to modify exposure to risks from fluctuations in interest rates and foreign currency exchange rates. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure, and we do not hold or enter into financial instruments for speculative trading purposes.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs.

We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $500 million of Senior Notes in December 2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A one percent increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $48.8 million and $42.2 million.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands)	As of December 31, 2011		As of December 31, 2010
	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,545	$924,356	$884,395	$906,547
2.70% notes due in 2016	499,400	504,297

Total long-term debt	$1,383,945	$1,428,653	$884,395	$906,547

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $138.9 million at December 31, 2011, effectively acts as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such note receivable is believed to approximate fair value.

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. Our primary exposure to foreign currencies is the exchange rates between the U.S. dollar and the Canadian dollar, the British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. The change in fair value of non-designated contracts is included in current period earnings within our Miscellaneous, net caption. The notional value of foreign exchange rate derivative contracts was $238.7 million at December 31,

2011. At December 31, 2011, the Company realized gains on these contracts of $5.8 million. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at December 31, 2011 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $23.3 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis. We held no foreign currency derivative financial instruments at December 31, 2010.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Scripps Networks Interactive and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011. Management’s assessment is based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2011. This report appears on page F-17.

Date: February 29, 2012

BY:

/s/ Kenneth W. Lowe
Kenneth W. Lowe Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Joseph G. NeCastro
Joseph G. NeCastro Chief Administrative Officer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Scripps Networks Interactive, Inc.

We have audited the internal control over financial reporting of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Scripps Networks Interactive, Inc.

We have audited the accompanying consolidated balance sheets of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule at Page S-2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Scripps Networks Interactive, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio

February 29, 2012

Scripps Networks Interactive, Inc.

Consolidated Balance Sheets

	As of December 31,
( in thousands, except share data )	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$760,092	$549,897
Accounts and notes receivable (less allowances—2011, $5,000; 2010, $4,788)	553,022	505,392
Programs and program licenses	336,305	271,204
Assets of discontinued operations		262,268
Other current assets	66,549	82,114

Total current assets	1,715,968	1,670,875
Investments	455,267	48,536
Property and equipment, net	219,845	214,131
Goodwill and other intangible assets:
Goodwill	510,484	510,484
Other intangible assets, net	556,095	598,080

Total goodwill and other intangible assets, net	1,066,579	1,108,564

Other assets:
Programs and program licenses (less current portion)	299,089	252,522
Unamortized network distribution incentives	46,239	82,339
Other non-current assets	158,683	11,465

Total other assets	504,011	346,326

Total Assets	$3,961,670	$3,388,432

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,482	$9,672
Program rights payable	50,402	26,256
Customer deposits and unearned revenue	52,814	27,125
Accrued liabilities:
Employee compensation and benefits	49,920	47,902
Accrued marketing and advertising costs	6,838	7,277
Liabilities of discontinued operations		44,046
Other accrued liabilities	60,443	61,797

Total current liabilities	232,899	224,075
Deferred income taxes	100,002	81,960
Long-term debt	1,383,945	884,395
Other liabilities (less current portion)	148,429	117,708

Total liabilities	1,865,275	1,308,138

Commitments and contingencies (Note 23)
Redeemable noncontrolling interests (Note 18)	162,750	158,148

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 2011—122,828,359 shares; 2010—133,288,144 shares	1,228	1,332
Voting—authorized: 60,000,000 shares; issued and outstanding: 2011—34,317,173 shares; 2010—34,359,113 shares	343	344

Total	1,571	1,676
Additional paid-in capital	1,346,429	1,371,050
Retained earnings	364,073	414,972
Accumulated other comprehensive income (loss)	(33,347)	(11,525)

Total SNI shareholders’ equity	1,678,726	1,776,173

Noncontrolling interest (Note 18)	254,919	145,973

Total equity	1,933,645	1,922,146

Total Liabilities and Equity	$3,961,670	$3,388,432

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2011	2010	2009
Operating Revenues:
Advertising	$1,434,666	$1,290,442	$1,009,357
Network affiliate fees, net	588,995	555,039	326,467
Other	48,387	37,212	31,504

Total operating revenues	2,072,048	1,882,693	1,367,328

Costs and Expenses:
Employee compensation and benefits	280,490	258,491	210,865
Program amortization	429,935	400,835	328,688
Marketing and advertising	117,696	120,230	58,642
Other costs and expenses	266,646	267,997	198,220

Total costs and expenses	1,094,767	1,047,553	796,415

Depreciation, Amortization, and Losses:
Depreciation	48,026	43,354	33,976
Amortization of intangible assets	42,054	47,997	6,632
Losses on disposal of property and equipment	603	1,511	755

Total depreciation, amortization, and losses	90,683	92,862	41,363

Operating income	886,598	742,278	529,550
Interest expense	(36,121)	(35,167)	(2,810)
Travel Channel financing costs			(12,118)
Equity in earnings of affiliates	49,811	30,126	18,626
Miscellaneous, net	(17,188)	(1,576)	(2,056)

Income from continuing operations before income taxes	883,100	735,661	531,192
Provision for income taxes	246,452	219,427	170,733

Income from continuing operations, net of tax	636,648	516,234	360,459
Income (loss) from discontinued operations, net of tax	(61,252)	12,775	24,415

Net income	575,396	529,009	384,874
Less: net income attributable to noncontrolling interests	163,838	118,037	85,548

Net income attributable to SNI	$411,558	$410,972	$299,326

Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$2.87	$2.39	$1.67
Income (loss) from discontinued operations attributable to SNI common shareholders	(.37)	.08	.15

Net income attributable to SNI common shareholders	$2.50	$2.46	$1.81

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$2.86	$2.37	$1.66
Income (loss) from discontinued operations attributable to SNI common shareholders	(.37)	.08	.15

Net income attributable to SNI common shareholders	$2.49	$2.45	$1.81

Amounts attributable to SNI:
Income from continuing operations	$472,810	$398,197	$274,911
Income (loss) from discontinued operations	(61,252)	12,775	24,415

Net income attributable to SNI	$411,558	$410,972	$299,326

Weighted average shares outstanding:
Basic	164,657	166,800	164,921
Diluted	165,572	168,009	165,381

Net income per share amounts may not foot since each is calculated independently.

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$575,396	$529,009	$384,874
Loss (income) from discontinued operations	61,252	(12,775)	(24,415)
Depreciation and intangible assets amortization	90,080	91,351	40,608
Amortization of network distribution costs	42,353	34,002	37,830
Program amortization	429,935	400,835	328,688
Equity in earnings of affiliates	(49,811)	(30,126)	(18,626)
Program payments	(521,243)	(393,539)	(284,409)
Capitalized network distribution incentives	(6,872)	(45,881)	(7,455)
Dividends received from equity investments	39,420	29,194	21,702
Deferred income taxes	34,300	(14,098)	(12,297)
Stock and deferred compensation plans	26,920	23,556	20,198
Changes in certain working capital accounts (excluding the effects of acquisitions):
Accounts receivable	(48,029)	(96,974)	(13,556)
Other assets	628	393	(3,449)
Accounts payable	2,806	(16,449)	2,867
Accrued employee compensation and benefits	39	9,231	7,685
Accrued income taxes	21,497	(70,870)	13,710
Other liabilities	23,131	8,493	13,884
Other, net	(6,140)	3,227	820

Net cash provided by (used in) continuing operating activities	715,662	448,579	508,659

Net cash provided by (used in) discontinued operating activities	13,253	38,917	13,680

Cash provided by (used in) operating activities	728,915	487,496	522,339

Cash Flows from Investing Activities:
Additions to property and equipment	(54,113)	(54,785)	(69,329)
Decrease in short-term investments			3,084
Purchase of long-term investments	(402,217)	(1,225)	(3,255)
Purchase of note receivable due from UKTV	(137,308)
Purchase of subsidiary companies and noncontrolling interests	(3,400)	(14,400)	(877,500)
Other, net	1,881	1,409	(1,690)

Net cash provided by (used in) continuing investing activities	(595,157)	(69,001)	(948,690)

Net cash provided by (used in) discontinued investing activities	141,786	(22,176)	(11,427)

Cash provided by (used in) investing activities	(453,371)	(91,177)	(960,117)

Cash Flows from Financing Activities:
Proceeds from long-term debt	599,390		884,239
Payments on long-term debt	(100,000)		(80,000)
Dividends paid	(61,788)	(50,080)	(49,507)
Dividends paid to noncontrolling interest	(70,500)	(111,703)	(88,936)
Noncontrolling interest capital contribution	52,804
Repurchase of Class A common stock	(500,048)
Proceeds from stock options	24,491	65,230	27,735
Deferred loan costs	(4,558)		(6,981)
Other, net	(5,517)	(4,729)	(2,353)

Net cash provided by (used in) continuing financing activities	(65,726)	(101,282)	684,197

Net cash provided by (used in) discontinued financing activities			(21)

Cash provided by (used in) financing activities	(65,726)	(101,282)	684,176

Effect of exchange rate changes on cash and cash equivalents	377	490	(1,998)

Increase (decrease) in cash and cash equivalents	210,195	295,527	244,400
Cash and cash equivalents:
Beginning of year	549,897	254,370	9,970

End of year	$760,092	$549,897	$254,370

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$32,847	$20,011	$902
Income taxes paid	184,114	294,702	176,282

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests (Temporary Equity)
Balance as of December 31, 2008	$1,638	$1,219,930	$(120,774)	$31,487	$146,733	$1,279,014	$9,400
Net income (loss)			299,326		93,223	392,549	(7,675)
Other comprehensive income (loss), net of tax:
Foreign currency translations arising during period, net of tax of ($1,929)				5,344	316	5,660	(19)
Reclassification adjustment for foreign currency translation gains included in net income				(44,423)		(44,423)
Pension liability adjustment, net of tax of ($3,036)				4,588		4,588

Other comprehensive income (loss)						(34,175)	(19)

Total comprehensive income (loss)						358,374	(7,694)

Recognize redeemable noncontrolling interests from transactions							99,505
Redeemable noncontrolling interests fair value adjustments		2,517	(15,192)			(12,675)	12,675
Dividends paid to noncontrolling interest					(88,936)	(88,936)
Dividends: declared and paid—$.30 per share			(49,507)			(49,507)
Settlements with former parent for pre-separation adjustments		3,696				3,696
Convert 230,000 Voting Shares to Class A Common Shares
Stock-based compensation expense		17,487				17,487
Exercise of employee stock options: 1,142,019 shares issued	11	27,724				27,735
Other stock-based compensation, net: 947,021 shares issued; 55,655 shares repurchased; 4,287 shares forfeited	9	(215)				(206)
Tax benefits of compensation plans		70				70

As of December 31, 2009	1,658	1,271,209	113,853	(3,004)	151,336	1,535,052	113,886
Net income (loss)			410,972		120,049	531,021	(2,012)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of ($824)				985	63	1,048	(56)
Pension liability adjustment, net of tax of $6,031				(9,506)		(9,506)

Other comprehensive income (loss)						(8,458)	(56)

Total comprehensive income (loss)						522,563	(2,068)

Additions to noncontrolling interest							957
Redemption of noncontrolling interest in FLN							(14,400)
Redeemable noncontrolling interests fair value adjustments			(59,773)			(59,773)	59,773
Contribution of Cooking Channel to Food Network Partnership		13,772			(13,772)
Dividends paid to noncontrolling interest					(111,703)	(111,703)
Dividends: declared and paid—$.30 per share			(50,080)			(50,080)
Convert 1,979,113 Voting Shares to Class A Common Shares
Stock-based compensation expense		21,773				21,773
Exercise of employee stock options: 1,952,243 shares issued	19	65,211				65,230
Other stock-based compensation, net: 142,551 shares issued; 218,676 shares repurchased; 10,282 shares forfeited	(1)	(7,756)				(7,757)
Tax benefits of compensation plans		6,841				6,841

As of December 31, 2010	1,676	1,371,050	414,972	(11,525)	145,973	1,922,146	158,148
Net income (loss)			411,558		152,033	563,591	11,805
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of $615				(2,184)	(23)	(2,207)	159
Pension liability adjustment, net of tax of $12,062				(19,638)		(19,638)

Other comprehensive income (loss)						(21,845)	159

Total comprehensive income (loss)						541,746	11,964

Contribution by noncontrolling interest to Food Network Partnership					52,804	52,804
Effect of capital contributions to Food Network Partnership		25,368			(25,368)
Redemption of noncontrolling interest							(3,400)
Redeemable noncontrolling interest fair value adjustments			3,962			3,962	(3,962)
Dividends paid to noncontrolling interest					(70,500)	(70,500)
Dividends: declared and paid—$.375 per share			(61,788)			(61,788)
Convert 41,940 Voting Shares to Class A Common Shares
Repurchase 11,269,245 Class A Common shares	(113)	(95,304)	(404,631)			(500,048)
Stock-based compensation expense		23,968				23,968
Exercise of employee stock options: 721,235 shares issued	8	24,483				24,491
Other stock-based compensation, net: 264,524 shares issued; 213,439 shares repurchased; 4,800 shares forfeited		(8,417)				(8,417)
Tax benefits of compensation plans		5,281				5,281

As of December 31, 2011	$1,571	$1,346,429	$364,073	$(33,347)	$254,919	$1,933,645	$162,750

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

As used in the Notes to the Consolidated Financial Statements, the terms “we”, “our”, “us” or “the Company” may, depending on the context, refer to Scripps Networks Interactive, Inc., to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

The Separation – Scripps Networks Interactive, Inc. (“SNI”) became a publicly traded company as the result of the separation of The E. W. Scripps Company (“E. W. Scripps”) into two independent, publicly-traded companies (the “Separation”) through the spin-off of Scripps Networks Interactive, Inc. (“SNI”) to the E. W. Scripps shareholders. To effect the Separation, SNI, an Ohio corporation, was incorporated on October 23, 2007, as a wholly-owned subsidiary of E. W. Scripps. On June 30, 2008, the assets and liabilities of the Scripps Networks and Interactive Media businesses of E. W. Scripps were transferred to SNI. On July 1, 2008, the spin-off was completed upon E. W. Scripps distributing all of its shares of SNI to its common shareholders.

Description of Business – The Company operates in the media industry and has interests in national television networks and internet based media outlets. The Company’s reportable segment is Lifestyle Media. The Lifestyle Media segment includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country (“GAC”). Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. See Note 22- Segment Information for additional information about the Company’s reportable segment.

Basis of Presentation

Principles of Consolidation – The consolidated financial statements include the accounts of Scripps Networks Interactive, Inc. and its majority-owned subsidiary companies after elimination of intercompany accounts and transactions. Consolidated subsidiary companies include general partnerships and limited liability companies in which more than a 50% residual interest is owned. Investments in 20%-to-50%-owned companies and partnerships or companies and partnerships in which we exercise significant influence over the operating and financial policies are accounted for using the equity method. The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal.

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

Concentration Risks – Approximately 70% of our operating revenues are derived from advertising. Operating results can be affected by changes in the demand for such services both nationally and in individual markets.

The six largest cable television systems and the two largest satellite television systems provide service to more than 90% of homes receiving HGTV, Food Network and Travel Channel. The loss of distribution of our networks by any of these cable and satellite television systems could adversely affect our business.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency using end-of-period exchange rates. Gains or losses resulting from such remeasurement are recorded in income. Foreign exchange gains and losses are included in Miscellaneous, net in the consolidated statements of operations.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and marketable securities with an original maturity of less than three months. Cash equivalents, which primarily consist of money market funds, are carried at cost plus accrued income, which approximates fair value. Cash and cash equivalents include approximately $180 million of cash available only for use by a certain consolidated venture as of December 31, 2011 and 2010.

Trade Receivables – We extend credit to customers based upon our assessment of the customer’s financial condition. Collateral is generally not required from customers. Allowances for credit losses are generally based upon trends, economic conditions, review of aging categories, specific identification of customers at risk of default and historical experience.

Investments – Investments are primarily comprised of investments in equity method investees. We use the equity method to account for our investments in equity securities if our investment gives us the ability to exercise significant influence over operating and financial policies of the investee. Under this method of accounting, investments in equity securities are initially recorded at cost, and subsequently increased (or decreased) to reflect our proportionate share of the net earnings or losses of our equity method investees. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends are recorded as adjustments to the investment balances. Goodwill and other intangible assets arising from the acquisition of an investment in equity method investees are included in the carrying value of the investment. As goodwill is not reported separately, it is not separately tested for impairment. Instead, the entire equity method investment is tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Property and Equipment – Property and equipment, which includes internal use software, is carried at historical cost less accumulated depreciation and impairments. Costs incurred in the preliminary project stage to develop or acquire internal use software or Internet sites are expensed as incurred. Upon completion of the preliminary project stage and upon management authorization of the project, costs to acquire or develop internal use software, which primarily include coding, designing system interfaces, and installation and testing, are capitalized if it is probable the project will be completed and the software will be used for its intended function. Costs incurred after implementation, such as maintenance and training, are expensed as incurred.

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

Goodwill – Goodwill represents the cost of acquisitions in excess of the fair value of the acquired businesses’ tangible assets and separately identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually at the reporting unit level. We perform our annual impairment review during the fourth quarter. A reporting unit is defined as operating segments or groupings of businesses one level below the operating segment level. The Company’s reporting unit is Lifestyle Media.

Amortizable Intangible Assets — Amortizable intangible assets consist, mainly, of the value assigned to acquired network distribution relationships, customer lists and trade names.

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

Impairment of Long-Lived Assets and Equity Method Investments –Long-lived assets (primarily property and equipment, amortizable intangible assets and network distribution incentives) and equity method investments are reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability for long-lived assets is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount of the assets, then we write down the carrying value of the assets to estimated fair values which are primarily based upon forecasted discounted cash flows. An impairment of an equity method investment is deemed to occur if the fair value, based upon forecasted discounted cash flows of the operation, is less than the carrying value of the investment. Fair value of long-lived assets and equity method investments is determined based on a combination of discounted cash flows, market multiples and other indicators.

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

Advertising: Advertising revenue is recognized, net of agency commissions, when the advertisements are displayed. Internet advertising includes (i) fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee; (ii) impression-based campaigns where the fee is based upon the number of times the advertisement appears in Web pages viewed by a user; and (iii) click-through based campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertisers’ website. Advertising revenue from fixed duration campaigns are recognized over the period in which the advertising appears. Internet advertising revenue that is based upon the number of impressions delivered or the number of click-throughs is recognized as impressions are delivered or click-throughs occur.

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

Network Affiliate Fees: Cable and satellite television systems generally pay a per-subscriber fee (“network affiliate fees”) for the right to distribute our programming under the terms of multi-year distribution contracts. Network affiliate fees are reported net of volume discounts earned by cable and satellite television system operators and net of incentive costs offered to system operators in exchange for initial multi-year distribution contracts. Such incentives may include an initial period in which the payment of network affiliate fees by the system is waived (“free period”), cash payments to system operators (“network launch incentives”), or both. We recognize network affiliate fees as revenue over the terms of the contracts, including any free periods. Network launch incentives are capitalized as assets upon launch of our programming on the cable or satellite television system and are amortized against network affiliate fees based upon the ratio of each period’s revenue to expected total revenue over the terms of the contracts.

Network affiliate fees due to us, net of applicable discounts, are reported to us by cable and satellite television systems. Such information is generally not received until after the close of the reporting period. Therefore, reported network affiliate fee revenues are based upon our estimates of the number of subscribers receiving our programming and the amount of volume-based discounts each cable and satellite television provider is entitled to receive. We subsequently adjust these estimated amounts based upon the actual amounts of network affiliate fees received. Such adjustments have not been significant.

Marketing and Advertising Costs – Marketing and advertising costs include costs incurred to promote our businesses and to attract traffic to our Internet sites. Advertising production costs are deferred and expensed the first time the advertisement is shown. Other marketing and advertising costs are expensed as incurred.

Stock-Based Compensation – We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 24 -Capital Stock and Stock Compensation Plans. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and restricted and performance-based restricted units to key employees and non-employee directors.

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

The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	For the years ended December 31,
	2011	2010	2009
Basic weighted-average shares outstanding	164,657	166,800	164,921
Effect of dilutive securities:
Unvested performance share awards and share units held by employees	61	131	147
Stock options held by employees and directors	854	1,078	313

Diluted weighted-average shares outstanding	165,572	168,009	165,381

Anti-dilutive stock securities	2,057	2,513	6,214

3. Accounting Standards Updates and Recently Issued Accounting Standards Updates

Accounting Standards Updates

In January 2010, an update was issued to the Fair Value Measurements and Disclosures Topic, ASC 820, which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for us on January 1, 2010, except for Level 3 reconciliation disclosures which was effective for us on January 1, 2011. The update did not have a material impact on our disclosures to our consolidated financial statements.

In December 2010, an update was made to the Intangibles—Goodwill and Other Topic, ASC 350, which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The update was effective for us on January 1, 2011. The update did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards Updates

In June 2011, an update was made to the Comprehensive Income Topic, ASC 220, which provides guidance for the manner in which entities present comprehensive income in their financial statements. The update removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The update does not change the items that must be reported in other comprehensive income nor does it require any additional disclosures. This update will become effective for us on January 1, 2012. We do not expect the adoption of this update will have a material impact on our consolidated financial statements.

In September 2011, an update was made to the Goodwill and Intangible Assets Topic, ASC 350, which amends the accounting guidance on goodwill impairment testing. The amendments in this update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update will become effective for us on January 1, 2012. We do not expect the adoption of this update will have a material impact on our consolidated financial statements.

4. Acquisitions

Travel Channel – On December 15, 2009 we acquired a 65% controlling interest in the Travel Channel (the “Travel Channel Acquisition”). The transaction was structured as a leveraged joint venture between SNI and Cox TMI, Inc., a wholly owned subsidiary of Cox Communications, Inc. (“Cox”). Pursuant to the terms of the transaction, Cox contributed the Travel Channel, valued at $975 million, and SNI contributed $181 million in cash to a newly created partnership. The partnership also completed a private placement of $885 million aggregate principal amount of notes (“Senior Notes”) that were guaranteed by SNI. Cox agreed to indemnify SNI for payments made in respect of SNI’s guarantee. (See Note 15—Long-Term Debt for additional details). Proceeds from the issuance of the Senior Notes totaling $877.5 million were distributed to Cox. In connection with the transaction, SNI received a 65% controlling interest in Travel Channel and Cox retained a 35% noncontrolling interest in the business. The transaction provided a unique opportunity to meaningfully expand SNI’s portfolio into a lifestyle category that is highly desirable to media consumers, advertisers and programming distributors. As part of the transaction, the partnership incurred financing and transaction related costs of approximately $22.3 million. Approximately $10.2 million of these costs are included in the caption other costs and expenses and $12.1 million are included in the caption Travel Channel financing costs in our consolidated statement of operations for the year ended December 31, 2009. Debt issuance costs of $6.1 million were incurred in connection with the issuance of the Senior Notes and were capitalized in the caption other assets in our consolidated balance sheet.

The following table summarizes the fair values of the Travel Channel assets acquired and liabilities assumed recognized at the closing date, as well as the fair value at the closing date of the noncontrolling interest. The allocation of the purchase price reflects final values assigned which may differ from preliminary values reported in the financial statements for prior periods.

(in thousands)	2009
Travel Channel
Accounts receivable	$53,135
Other current assets	438
Programs and program licenses	75,250
Property and equipment	12,151
Amortizable intangible assets	612,278
Other assets	117
Current liabilities	(18,465)
Other long-term obligations	(2,193)

Total identifiable net assets	732,711
Goodwill	242,289

Fair value of Travel Channel net assets	975,000
Noncontrolling interest	(97,500)

Total consideration distributed to Cox	$877,500

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

The following table presents the amounts of Travel’s revenue and earnings included in SNI’s consolidated statement of operations for the year ended December 31, 2009, and the revenue and income from continuing operations of the combined entity had the acquisition date been January 1, 2009. These pro forma results include adjustments for interest expense that would have been incurred to finance the transaction and reflect purchase accounting adjustments for additional amortization expense on acquired intangible assets. The pro forma results exclude the $22.3 million of financing and other transaction related costs that were expensed in conjunction with the transaction. The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at January 1, 2009.

(in thousands)	Revenue	Income (loss) from continuing operations attributable to SNI	Earnings per SNI common shareholders
Actual from 12/15/2009—12/31/2009	$11,481	$(4,450)
Supplemental pro forma 1/1/2009—12/31/2009 (unaudited)	1,584,199	271,355	$1.64

5. Discontinued Operations

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. We received consideration totaling approximately $160 million upon finalizing the sale of the business on May 31, 2011.

Our uSwitch business was sold during the fourth quarter of 2009 for approximately $10.3 million in cash.

The assets, liabilities and results of operations for our Shopzilla and uSwitch business’ have been retrospectively presented as discontinued operations within our consolidated financial statements for all periods presented.

Operating results of our discontinued operations were as follows:

(in thousands)	For the years ended December 31,
	2011	2010	2009
Operating revenues:
Shopzilla	$87,492	$184,469	$173,920
uSwitch			22,732

Total operating revenues	$87,492	$184,469	$196,652

Income (loss) from discontinued operations, before tax:
Shopzilla:
Income (loss) from operations	$(2,468)	$4,243	$(10,935)
Loss on divestiture	(54,827)
uSwitch:
Income (loss) from operations		714	(4,131)
Gain on divestiture			28,668

Income (loss) from discontinued operations, before tax	(57,295)	4,957	13,602
Income taxes (benefit)	3,957	(7,818)	(10,813)

Income (loss) from discontinued operations, net of tax	$(61,252)	$12,775	$24,415

Discontinued operations in 2011 reflect a loss on divestiture of $54.8 million related to the sale of the Shopzilla business. No income tax benefit related to the capital losses attributed to the sale has been recognized. If Shopzilla achieves certain performance targets in 2012, we will receive $5 million in contingent cash consideration. Such amounts would be recorded in our results of discontinued operations.

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

Assets and liabilities of our discontinued operations consisted of the following:

(in thousands)	As of December 31,
2010
Assets:
Accounts receivable	$33,342
Other current assets	4,297
Property and equipment, net	33,470
Goodwill	156,018
Other intangible assets, net	34,910
Other non-current assets	231

Assets of discontinued operations	$262,268

Liabilities:
Accounts payable	$1,047
Accrued marketing and advertising costs	11,895
Other liabilities	16,471
Deferred income taxes	14,633

Liabilities of discontinued operations	$44,046

6. Transaction Costs and Other Charges and Credits

Income from continuing operations was affected by the following:

UKTV – In August 2011, the Company announced that SNI would be acquiring a 50-percent equity interest in UKTV for £239 million and £100 million to acquire the outstanding preferred stock and debt due to Virgin Media, Inc. from UKTV. To minimize the cash flow volatility resulting from British Pound to U.S. dollar currency exchange rate changes, we subsequently entered into foreign currency forward contracts that effectively set the U.S. dollar value for the transaction. We settled these foreign currency exchange forward contracts around the September 30, 2011 closing of the transaction and recognized losses from the contracts totaling $25.3 million. These losses reported within the “Miscellaneous, net” caption in our consolidated statements of operations reduced net income attributable to SNI $15.7 million.

Operating results in 2011 include transaction related costs of $6.5 million associated with our acquisition of a 50-percent equity interest in UKTV. Net income attributable to SNI was decreased $4.0 million.

Income tax adjustments – Our tax provision in the fourth quarter of 2011 includes a favorable tax adjustment primarily attributed to expiring statues of limitations in certain tax jurisdictions and the related reduction of our liability for uncertain tax positions. Net income attributable to SNI was increased $10.5 million. In the third quarter of 2011, we recorded $14.5 million of favorable tax adjustments attributed to reaching agreements with certain tax authorities for positions taken in prior period returns and adjustments to foreign income items, state apportionment factors and credits reflected in our filed tax returns. These 2011 adjustments increased net income attributable to SNI by $25.0 million.

During the fourth quarter of 2010, we reached agreement with certain state tax authorities on income tax positions taken in our prior period tax returns. The settlements and related remeasurements of our liability for uncertain tax positions provided an income tax benefit and increased net income attributable to SNI by $15.7 million in the fourth quarter. Our third quarter 2010 tax provision also included a $4.3 million adjustment attributed to changes in both estimated foreign tax credits and state apportionment factors reflected in our filed tax returns. These 2010 income tax adjustments increased net income attributable to SNI by $20.0 million.

Our tax provision in 2009 includes adjustments that were primarily attributed to differences identified between our prior year tax provision and tax returns. Net income attributable to SNI was increased by $6.7 million.

Food Network Partnership noncontrolling interest – During 2010, we completed the rebranding of the Fine Living Network (“FLN”) to the Cooking Channel and subsequently contributed the membership interest of the Cooking Channel to the Food Network Partnership (the “Partnership”) in August of 2010. In accordance with the terms of the Partnership agreement, the noncontrolling interest owner is required to make a pro-rata capital contribution to maintain its proportionate interest in the Partnership. At the close of our 2010 fiscal year, the noncontrolling owner had not made the required $52.8 million contribution and as a result its ownership interest in the Partnership was diluted from 31% to 25%. Accordingly, following the Cooking Channel contribution, profits were allocated to the noncontrolling owner at its reduced ownership percentage, reducing net income attributed to noncontrolling interest by $8.0 million in 2010. Net income attributable to SNI was increased $4.7 million.

In February 2011, the noncontrolling owner made the $52.8 million pro-rata contribution to the Partnership and its ownership interest was returned to the pre-dilution percentage as if this pro-rata contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact from restoring the noncontrolling owner’s interest in the Partnership increased net income attributed to noncontrolling interest $8.0 million in the first quarter of 2011. Net income attributable to SNI in 2011 was decreased $4.7 million.

Travel Channel and other costs – Operating results in 2010 include $29.9 million of transition costs following our acquisition of a controlling interest in the Travel Channel in December 2009. Operating results also include $11.0 million of marketing and legal expenses incurred to support the Company’s affiliate agreement renewal negotiations for Food Network and HGTV. These items reduced net income attributable to SNI $17.8 million.

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

7. Income Taxes

We file a consolidated U.S. federal income tax return, unitary tax returns in certain states, and separate state income tax returns for certain of our subsidiary companies in other states. Included in our federal and state income tax returns is our proportionate share of the taxable income or loss of partnerships and limited liability companies that are treated as partnerships for tax purposes (“pass-through entities”). Our consolidated financial statements do not include any provision (benefit) for income taxes on the income (loss) of pass-through entities attributed to the noncontrolling interests.

Food Network and Cooking Channel are operated under the terms of a general partnership agreement. The Travel Channel is a limited liability company and treated as a partnership for tax purposes.

A reconciliation of amounts included in income from continuing operations before income taxes and the income (loss) allocated to us for tax purposes is as follows:

(in thousands)	For the years ended December 31,
	2011	2010	2009
Income allocated to SNI	$719,955	$617,765	$441,858
Income of pass-through entities allocated to noncontrolling interests	163,145	117,896	89,334

Income from continuing operations before income taxes	$883,100	$735,661	$531,192

The provision for income taxes consisted of the following:

(in thousands)	For the years ended December 31,
	2011	2010	2009
Current:
Federal	$180,794	$189,890	$170,451
Tax benefits from NOLs	(82)	(85)	(85)

Federal, net	180,712	189,805	170,366

State and local	25,136	38,943	17,693
Tax benefits from NOLs		(2,794)	(5,097)

State and local, net	25,136	36,149	12,596

Foreign	1,023	724

Total	206,871	226,678	182,962
Tax benefits of compensation plans allocated to additional paid-in capital	5,281	6,841	70

Total current income tax provision	212,152	233,519	183,032
Deferred:
Federal	22,954	(19,930)	(12,626)
Other	(1,331)	631	5,292

Total	21,623	(19,299)	(7,334)
Deferred tax allocated to other comprehensive income	12,677	5,207	(4,965)

Total deferred income tax provision	34,300	(14,092)	(12,299)

Provision for income taxes	$246,452	$219,427	$170,733

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
U.S. state and local income taxes, net of federal income tax benefit	2.9	3.3	3.2
Income of pass-through entities allocated to noncontrolling interests	(6.0)	(5.6)	(5.6)
Section 199—Production Activities Deduction	(2.4)	(2.7)	(1.8)
Miscellaneous	(1.6)	(0.2)	1.3

Effective income tax rate	27.9%	29.8%	32.1%

We believe adequate provision has been made for all open tax years.

The approximate effect of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

(in thousands)	As of December 31,
	2011	2010
Deferred tax assets:
Accrued expenses not deductible until paid	$(4,467)	$(4,206)
Deferred compensation and retiree benefits not deductible until paid	(54,611)	(43,823)
Tax basis capital loss and credit carryforwards	(264,941)	(129,888)
State and foreign net operating loss carryforwards	(20,977)	(17,469)
Other temporary differences, net	(6,476)	(3,918)

	(351,472)	(199,304)

Deferred tax liabilities:
Property and equipment, and intangible assets	39,330	40,170
Investments, primarily gains and losses not yet recognized for tax purposes	81,000	62,273
Programs and program licenses	44,471	26,852

	164,801	129,295

Valuation allowance for deferred tax assets	284,874	146,590

Net deferred tax liability	$98,203	$76,581

At December 31, 2011, we had $77.8 million of net operating loss and non-deductible interest expense carryforwards related to our U.K. subsidiaries. Although these carryforwards are subject to unlimited carryforward periods, the deferred tax assets for these items have been reduced by a valuation allowance of $19.5 million as it is more likely than not that these loss carryforwards will not be realized.

Our Shopzilla business was sold May 31, 2011 resulting in a capital loss of $355 million. uSwitch was sold December 23, 2009 resulting in a capital loss of $374 million. A portion of the uSwitch capital loss was carried back to earlier tax years in 2010, leaving remaining capital losses of $701 million available to the Company at December 31, 2011. No capital gains are expected in the remaining carryforward periods for either of these capital losses therefore, a valuation allowance of $265 million has been recorded on the deferred tax assets for the losses as it is more likely than not that the capital losses will not be utilized.

No provision has been made for United States federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested ($9.2 million at December 31, 2011). Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)
	2011	2010	2009
Gross unrecognized tax benefits— beginning of year	$61,600	$61,201	$62,136
Increases in tax positions for prior years	2,055	6,552	11,141
Decreases in tax positions for prior years	(1,540)	(3,411)	(16,337)
Increases in tax positions for current year	22,276	20,950	16,787
Settlements	(1,925)	(11,385)	(1,309)
Lapse in statute of limitations	(13,070)	(12,307)	(11,217)

Gross unrecognized tax benefits— end of year	$69,396	$61,600	$61,201

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $44.5 million at December 31, 2011, $39.4 million at December 31, 2010 and $44.5 million at December 31, 2009. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. Related to the amounts above, we recognized interest expense of $0.2 million in 2011 and interest benefits of $1.7 million in 2010 and $0.2 million in 2009. Included in the balance of unrecognized tax benefits at December 31, 2011, December 31, 2010, and December 31, 2009, respectively, were $5.5 million, $5.0 million, and $7.6 million of liabilities for interest.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. As of December 31, 2011, we had been examined by the Internal Revenue Service (“IRS”) through calendar year 2009. In addition, there are state examinations currently in progress. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $14.5 million.

Our tax years for 2007 and forward are subject to examination by the tax authorities. With a few exceptions, the Company is no longer subject to federal, state, local or foreign examinations by tax authorities for years prior to 2007.

8. Investments

The approximate ownership interest in each of our equity method investments and their respective investment balances were as follows:

(in thousands)	Ownership Interest	As of December 31,
		2011	2010
UKTV (includes preferred stock of $31,068)	50.00%	$401,987
HGTV Canada	33.00%	20,051	$23,569
Food Canada	29.00%	12,769	13,230
Fox-BRV Southern Sports Holdings	7.25%	11,970	9,239
Oyster.com	24.01%	6,963
Food Network Magazine JV	50.00%	1,347	2,318
Other		180	180

Total investments		$455,267	$48,536

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. No impairments were recognized on any of our equity method investments in 2011, 2010, or 2009.

Following the close of business on September 30, 2011, we acquired a 50% interest in UKTV. UKTV is one of the United Kingdom’s leading multi-channel television programming companies. Final consideration paid in the transaction consisted of approximately $395 million to purchase preferred stock and common equity interest in UKTV and approximately $137 million to acquire debt due to Virgin Media, Inc. from UKTV. The debt acquired, reported within “Other Non-Current Assets” in our consolidated balance sheet, effectively acts as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements, and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling, and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. We began recognizing our proportionate share of the results from UKTV’s operations on October 1, 2011.

The following tables present aggregated summarized financial information for our equity method investments. The summarized financial information is only reported for the periods we owned an interest in the equity method investment.

Aggregated statement of operations data for investments accounted for using the equity method of accounting is as follows:

(in thousands)	For the years ended December 31,
	2011	2010	2009
Operating revenues	$790,172	$588,539	$465,403
Operating income	484,598	354,715	274,970
Net income	359,159	275,099	203,533

Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Estimated amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be $18.4 million in 2012, $18.4 million in 2013, $18.4 million in 2014, $17.6 million in 2015, and $15.3 million in 2016.

Aggregated balance sheet information for investments accounted for using the equity method of accounting is as follows:

(in thousands)	As of December 31,
	2011	2010
Current assets	$503,270	$210,949
Non-current assets	72,125	71,301

Total Assets	$575,395	$282,250

Current liabilities	$149,688	$21,470
Noncurrent liabilities	191,130	20,765
Equity	234,577	240,015

Total Liabilities and Equity	$575,395	$282,250

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

There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2011. The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011:

(in thousands)
	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$587,617		$587,617			$
Derivative asset	5,820				$5,820

Total assets	$593,437		$587,617		$5,820

Temporary equity:
Redeemable noncontrolling interests	$162,750	$		$			$162,750

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010:

(in thousands)
	Total	Level 1		Level 2	Level 3
Assets:
Cash equivalents	$485,465		$485,465	$	$

Temporary equity:
Redeemable noncontrolling interests	$158,148	$		$		$158,148

Derivatives include freestanding derivative forward contracts which are marked to market at each reporting period. We classify our foreign currency forward contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

We determine the fair value of the redeemable noncontrolling interests by using market data, appraised values, discounted cash flow analyses or by applying comparable market multiples to the respective businesses’ current forecasted results (refer to Note 18—Redeemable Noncontrolling Interests and Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

( in thousands )	Redeemable Noncontrolling Interests
	As of December 31,
	2011	2010
Beginning period balance	$158,148	$113,886
Redemption of noncontrolling interest	(3,400)	(14,400)
Additions to noncontrolling interest		957
Net income (loss)	11,805	(2,012)
Noncontrolling interests’ share of foreign currency translation	159	(56)
Fair value adjustment	(3,962)	59,773

Ending period balance	$162,750	$158,148

The net income and net loss amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our statements of operations.

10. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	As of December 31,
	2011	2010
Land and improvements	$11,835	$11,835
Buildings and improvements	140,418	128,315
Equipment	127,328	116,916
Computer software	151,204	129,312

Total	430,785	386,378
Accumulated depreciation	210,940	172,247

Property and equipment	$219,845	$214,131

11. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

(in thousands)	As of December 31,
	2011	2010
Goodwill	$510,484	$510,484

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	514,944	514,944
Customer lists	87,107	87,117
Copyrights and other trade names	59,350	59,865
Other	8,008	8,008

Total carrying amount	669,409	669,934

Accumulated amortization:
Acquired network distribution	(70,082)	(43,624)
Customer lists	(28,981)	(17,068)
Copyrights and other trade names	(8,800)	(6,171)
Other	(5,451)	(4,991)

Total accumulated amortization	(113,314)	(71,854)

Total other intangible assets	556,095	598,080

Total goodwill and other intangible assets	$1,066,579	$1,108,564

Activity related to goodwill, amortizable intangible assets and indefinite-lived intangible assets by business segment was as follows:

(in thousands)	Lifestyle Media	Corporate	Total
Goodwill:
Balance as of December 31, 2009	$514,476		$514,476
Adjustment of purchase price allocations	(3,992)		(3,992)

Balance as of December 31, 2010	510,484		510,484

Balance as of December 31, 2011	$510,484		$510,484

Amortizable intangible assets:
Balance as of December 31, 2009	$631,825	$242	$632,067
Adjustment of purchase price allocations	14,021		14,021
Foreign currency translation adjustment		(11)	(11)
Amortization	(47,908)	(89)	(47,997)

Balance as of December 31, 2010	597,938	142	598,080
Additions	65		65
Foreign currency translation adjustment		4	4
Amortization	(41,974)	(80)	(42,054)

Balance as of December 31, 2011	$556,029	$66	$556,095

To determine the fair value of our reporting unit, we used market data and discounted cash flow analyses. No impairment losses were recorded in 2011, 2010 or 2009.

Estimated amortization expense of intangible assets for each of the next five years is expected to be $42.2 million in 2012, $42.5 million in 2013, $42.1 million in 2014, $34.0 million in 2015, $32.7 million in 2016 and $362.6 million in later years.

12. Programs and Program Licenses

Programs and program licenses consisted of the following:

(in thousands)	As of December 31,
	2011	2010
Cost of programs available for broadcast	$1,484,714	$1,314,928
Accumulated amortization	996,376	914,809

Total	488,338	400,119
Progress payments on programs not yet available for broadcast	147,056	123,607

Total programs and program licenses	$635,394	$523,726

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. These contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $215 million at December 31, 2011. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $542 million in 2011, $403 million in 2010 and $287 million in 2009.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
2012	$275,861	$143,500	$419,361
2013	131,351	114,580	245,931
2014	62,097	57,707	119,804
2015	18,582	34,461	53,043
2016	447	11,387	11,834
Later years		163	163

Total	$488,338	$361,798	$850,136

Actual amortization in each of the next five years will exceed the amounts presented above as our national television networks will continue to produce and license additional programs.

13. Unamortized Network Distribution Incentives

Unamortized network distribution incentives consisted of the following:

(in thousands)	As of December 31,
	2011	2010
Network launch incentives	$30,070	$58,026
Unbilled affiliate fees	16,169	24,313

Total unamortized network distribution incentives	$46,239	$82,339

We capitalized launch incentive payments totaling $5.5 million in 2011, $41.2 million in 2010 and $3.7 million in 2009.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network distribution incentives for each of the next five years, is presented below.

(in thousands)
Amortization for the year ended December 31:
2011	$42,353
2010	34,002
2009	37,830

Estimated amortization for the year ending December 31:
2012	$26,215
2013	6,238
2014	6,518
2015	6,250
2016	1,018

Total	$46,239

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of our networks.

14. Other Accrued Current Liabilities

Other accrued current liabilities consisted of the following:

(in thousands)	As of December 31,
	2011	2010
Accrued rent	$13,815	$12,103
Accrued interest	15,612	14,487
Accrued license and copyright fees	666	1,109
Accrued expenses	30,350	34,098

Total	$60,443	$61,797

15. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	As of December 31,
	2011	2010
3.55% senior notes due in 2015	$884,545	$884,395
2.70% senior notes due in 2016	499,400	—

Total long-term debt	$1,383,945	$884,395

Fair value of long-term debt *	$1,428,653	$906,547

*	Fair value was estimated based on current rates available to the Company for debt of the same remaining maturity.

On December 1, 2011, SNI completed the sale of $500 million of aggregate principal amount Senior Notes. The Senior Notes mature on December 15, 2016 bearing interest at 2.70%. Beginning on June 15, 2012, interest will be paid on the notes on June 15th and December 15th of each year. The proceeds from the offering will be utilized for general corporate purposes which could include strategic acquisitions, repurchases of the company’s common equity, working capital and capital expenditures, and proceeds were used for the repayment of the outstanding principal amount under our Competitive Advance and Revolving Credit Facility.

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

We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 175 basis points and undrawn amounts bearing interest at 25 basis points as of December 31, 2010. There were no outstanding borrowings under the Facility at December 31, 2011 or December 31, 2010.

The Facility and Senior Notes include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

As of December 31, 2011, we had outstanding letters of credit totaling $1.1 million.

Capitalized interest was $0.2 million in 2011, $0.4 million in 2010 and $0.2 million in 2009.

16. Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of December 31,
	2011	2010
Liability for pension and post employment benefits	$78,282	$52,583
Deferred compensation	20,698	16,193
Liability for uncertain tax positions	48,038	42,694
Other	1,411	6,238

Other liabilities (less current portion)	$148,429	$117,708

17. Foreign Exchange Risk Management

In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we may enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, and probable commitments. All of our forward contracts are designated as freestanding derivatives and are designed to minimize foreign currency exposures between the U. S. Dollar and British Pound. We do not enter into currency exchange rate derivative instruments for speculative purposes.

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts outstanding at December 31, 2011 was $238.7 million. We held no foreign currency derivative financial instruments at December 31, 2010.

We recognized $5.8 million of gains in 2011 from these forward contracts which are reported in the miscellaneous, net caption in the consolidated statements of operations.

18. Redeemable Noncontrolling Interests and Noncontrolling Interest

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

Our consolidated balance sheets include a redeemable noncontrolling interest balance of $163 million at December 31, 2011 and $158 million at December 31, 2010.

Noncontrolling Interest

The Food Network is operated and organized under the terms of a general partnership (the “Partnership”). SNI and a noncontrolling owner hold interests in the Partnership.

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

In accordance with the terms of the Partnership agreement, the noncontrolling interest owner was required to make a pro-rata capital contribution to maintain its proportionate interest in the Partnership. Based on the fair value of the assets contributed by SNI, the noncontrolling interest owner was required to make a $52.8 million contribution. At the close of our 2010 fiscal year, the noncontrolling owner had not made this contribution, and its ownership interest in the Partnership was diluted from 31% to 25%. Accordingly, following the Cooking Channel contribution, profits were allocated to the noncontrolling owner at its reduced ownership percentage, reducing net income attributable to noncontrolling interest by $8.0 million in 2010.

On February 28, 2011, the noncontrolling owner made the $52.8 million pro-rata contribution to the Partnership and its ownership interest was returned to the pre-dilution percentage as if this pro-rata contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact from restoring the noncontrolling owner’s interest in the Partnership increased net income attributable to noncontrolling interest by $8.0 million in 2011.

The Food Network partnership agreement specifies a dissolution date of December 31, 2012. If the term of the partnership is not extended prior to that date, the agreement permits the Company, as the holder of approximately 80% of the applicable votes, to reconstitute the partnership and continue its business. There are also other options for continuing the business of the partnership, including offering to purchase the noncontrolling interest, that the Company is considering. If the partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

19. Related Party Transactions

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

Transition Services Agreement

The Transition Services Agreement provided for E. W. Scripps and Scripps Networks Interactive to provide services to each other on a compensated basis for a period of up to two years. Compensation will be on an arms-length basis. E. W. Scripps provided services or support to Scripps Networks Interactive, including information technology, human resources, accounting and finance, and facilities. The Company incurred expenses of $3.0 million in 2009, which are reported in other costs and expenses in the consolidated statements of operations. SNI provided information technology support and services to E. W. Scripps. The Company recorded revenue of $0.6 million in 2009 related to these services, which are reported in other revenues in the consolidated statements of operations.

Employee Matters Agreement

The Employee Matters Agreement provided for the allocation of the liabilities and responsibilities relating to employee compensation and benefit plans and programs, including the treatment of outstanding incentive awards, deferred compensation obligations and retirement and welfare benefit obligations between E. W. Scripps and Scripps Networks Interactive. The agreement provided that E. W. Scripps and Scripps Networks Interactive would each be responsible for all employment and benefit related obligations and liabilities for employees that work for the respective companies. The agreement also provided that Scripps Networks Interactive employees will continue to participate in certain of the E. W. Scripps benefit plans during a transition period through December 31, 2008. After the transition period, the account balances or actuarially determined values of assets and liabilities of Scripps Networks Interactive employees were transferred to the benefit plans of Scripps Networks Interactive in 2009. The agreement also governs the treatment of outstanding E. W. Scripps share-based equity awards (refer to Note 24—Capital Stock and Stock Compensation Plans for additional discussion).

Tax Allocation Agreement

The Tax Allocation Agreement sets forth the allocations and responsibilities of E. W. Scripps and Scripps Networks Interactive with respect to liabilities for federal, state, local and foreign income taxes for periods before and after the spin-off, tax deductions related to compensation arrangements, preparation of income tax returns, disputes with taxing authorities and indemnification of income taxes that would become due if the spin-off were taxable. Generally, E. W. Scripps and Scripps Networks Interactive will be responsible for income taxes for periods before the spin-off for their respective businesses. In 2010, we were notified that the capital loss created from our sale of uSwitch in 2009 could be utilized against capital gains generated in periods prior to our separation from E. W. Scripps which provided a benefit of $9.3 million. In connection with the 2009 year-end analysis of our tax accounts and the reconciliations of the tax provision to respective tax returns, determination was made that we owed payment to E. W. Scripps for tax related matters totaling $6.5 million as of December 31, 2009.

20. Employee Benefit Plans

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

The measurement date used for the retirement plans is December 31. The components of the expense consisted of the following:

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	For the years ended December 31,
	Defined Benefit Plans			SERP
(in thousands)	2011	2010	2009	2011	2010	2009
Service cost			$5,137			$1,680
Interest cost	$3,829	$3,092	3,539	$2,095	$1,527	1,650
Expected return on plan assets	(2,919)	(2,575)	(1,971)
Amortization of prior service cost (credit)			163			(82)
Settlement (gain)/loss					304
Amortization of net (gain)/loss	192		632	498	137	561
Curtailments			993			(447)

Total for defined benefit plans	$1,102	$517	$8,493	$2,593	$1,968	$3,362

Assumptions used in determining the annual retirement plans expense were as follows:

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Defined Benefit Plans			SERP
	2011	2010	2009	2011	2010	2009
Discount rate	5.60%	6.20%	6.25%	5.50%	6.00%	6.25%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%	N / A	N / A	N /A
Increase in compensation levels	4.10%	4.10%	4.40%	4.10%	4.10%	4.40%

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

Obligations and Funded Status – Defined benefit plans pension obligations and funded status are actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

	$000,000,000,0	$000,000,000,0	$000,000,000,0	$000,000,000,0
	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2011	2010	2011	2010
Accumulated benefit obligation	$72,666	$55,483	$35,654	$26,849

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$64,374	$51,295	$31,465	$25,541
Interest cost	3,829	3,092	2,095	1,527
Benefits paid	(638)	(708)	(1,242)	(228)
Actuarial losses (gains)	15,724	10,695	13,517	5,376
Settlements				(751)

Projected benefit obligation at end of year	83,289	64,374	45,835	31,465

Plan assets:
Fair value at beginning of year	41,112	33,963
Actual return on plan assets	(230)	4,857
Company contributions	6,000	3,000	1,242	2,880
Benefits paid	(638)	(708)	(1,242)	(228)
Settlements				(2,652)

Fair value at end of year	46,244	41,112	—	—

Over / (under) funded status	$(37,045)	$(23,262)	$(45,835)	$(31,465)

Amounts recognized as assets and liabilities in the consolidated balance sheets:
Current liabilities			$(4,598)	$(2,144)
Non-current liabilities	$(37,045)	$(23,262)	(41,237)	(29,321)

Total	$(37,045)	$(23,262)	$(45,835)	$(31,465)

Amounts recognized in accumulated other comprehensive loss (income) consist of:
Net (gain) / loss	$27,611	$8,930	$27,112	$14,093

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive loss (income) consist of:

	$000,000,000,0	$000,000,000,0	$000,000,000,0	$000,000,000,0
	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2011	2010	2011	2010
Net actuarial loss (gain)	$18,873	$8,413	$13,517	$7,566
Amortization of net gain (loss)	(192)		(498)	(137)
Other AOCI adjustments: recognized loss				(304)

Total recognized in other comprehensive loss (income)	18,681	8,413	13,019	7,125
Net periodic benefit cost	1,102	517	2,593	1,968

Total recognized in net periodic benefit cost and other comprehensive income	$19,783	$8,930	$15,612	$9,093

We expect to recognize amortization from accumulated other comprehensive income into net periodic benefit costs of $2.0 million and $2.1 million for the net actuarial loss during 2012 related to our non-qualified SERP plan and our defined benefit plan, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	$000,000,000,0	$000,000,000,0	$000,000,000,0	$000,000,000,0
	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2011	2010	2011	2010
Accumulated benefit obligation	$72,666	$55,483	$35,654	$26,849
Fair value of plan assets	46,244	41,112	—	—

Information for pension plans with a projected benefit obligation in excess of plan assets was as follows:

	$000,000,000,0	$000,000,000,0	$000,000,000,0	$000,000,000,0
	For the years ended December 31,
	Defined Benefit Plans		SERP
(in thousands)	2011	2010	2011	2010
Projected benefit obligation	$83,289	$64,374	$45,835	$31,465
Fair value of plan assets	46,244	41,112	—	—

Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	$000,000,000,0	$000,000,000,0	$000,000,000,0	$000,000,000,0
	For the years ended December 31,
	Defined Benefit Plans		SERP
	2011	2010	2011	2010
Discount rate	3.90%	5.60%	3.60%	5.50%
Rate of compensation increases	5.10%	4.10%	4.60%	4.10%

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

	$000,000,000	$000,000,000	$000,000,000
	Target Allocations for 2012	Percentage of plan assets as of December 31,
		2011	2010
US equity securities	27%	29%	37%
Non-US equity securities	39	37	29
Real estate	4	4	4
Fixed-income securities	30	30	30

Total	100%	100%	100%

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

The following table sets forth our plan asset categories that are measured at fair value on a recurring basis at December 31, 2011 and the level of inputs utilized for fair value.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	As of December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
US equity securities
Common/collective trust funds	$13,312		$13,312

Non-US equity securities
Common/collective trust funds	17,234		17,234

Fixed income securities
Common/collective trust funds	13,882		13,882

Real estate
Common/collective trust funds	1,793			$1,793

Subtotal	$46,221		$44,428	$1,793

Cash	23	$23

Total	$46,244	$23	$44,428	$1,793

The following table sets forth our plan asset categories that are measured at fair value on a recurring basis at December 31, 2010 and the level of inputs utilized for fair value.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	As of December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3
US equity securities
Common/collective trust funds	$15,176		$15,176

Non-US equity securities
Common/collective trust funds	11,983		11,983

Fixed income securities
Common/collective trust funds	12,394		12,394
Hedge funds	19			$19

Real estate
Common/collective trust funds	1,519			1,519

Subtotal	$41,091		$39,553	$1,538
Cash	21	$21

Total	$41,112	$21	$39,553	$1,538

Common/collective trust funds are typically valued at their net asset values that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.

Some of our assets, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events. For those investments reported on a one-quarter lagged basis (real estate) we use net asset values, adjusted for subsequent cash flows and significant events. The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2011:

	$000,000,000,		$000,000,000,	$000,000,000,		$000,000,000,	$000,000,000,

(in thousands)	January 1, 2011 Balance	Net Realized and Unrealized Gains/ (Losses)		Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3		December 31, 2011 Balance
Fixed income securities
Hedge funds	$19	$		$(19)	$

Real estate
Common/collective trust funds	1,519		274				$1,793

Total	$1,538		$274	$(19)	$		$1,793

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2010:

	$000,000,000,	$000,000,000,	$000,000,000,		$000,000,000,	$000,000,000,
(in thousands)	January 1, 2010 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3		December 31, 2010 Balance
Fixed income securities
Hedge funds	$169	$(85)	$(65)	$		$19

Real estate
Common/collective trust funds	733	36	750			1,519

Total	$902	$(49)	$685	$		$1,538

Cash Flows—We anticipate contributing $4.6 million to fund current benefit payments for the non-qualified SERP plan in 2012. In addition, we anticipate making contributions to the SNI Pension Plan totaling $1.9 million in 2012.

The estimated future benefit payments expected to be paid for the next ten years are as follows:

	$000,000,000,	$000,000,000,
(in thousands)	Defined Benefit Plans	SERP
2012	$3,858	$4,598
2013	4,943	2,233
2014	4,594	2,792
2015	5,982	11,350
2016	5,027	2,119
2017 - 2021	25,931	12,384

Defined Contribution Retirement Plans

Substantially all employees of the Company are also covered by a company-sponsored defined contribution plan (“DC Plan”). The Company matches a portion of employees’ voluntary contribution to this plan. Effective January 1, 2010, the Company began making additional contributions to eligible employee’s 401K accounts in accordance with enhanced provisions to the DC Plan. The amount contributed to each employee’s account is a percentage of the employee’s total eligible compensation based upon their age and service with the Company as of the first day of each year. Expense related to our defined contribution plans was $13.4 million in 2011, $12.4 million in 2010 and $2.8 million in 2009.

21. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Comprehensive Income (Loss):
Net income (loss)	$575,396	$529,009	$384,874
Other comprehensive income (loss):
Currency translation, net of income tax	(2,048)	992	(38,782)
Pension liability adjustments, net of income tax	(19,638)	(9,506)	4,588

Total comprehensive income (loss)	553,710	520,495	350,680
Comprehensive income attributable to noncontrolling interest	163,974	118,044	85,845

Comprehensive income (loss) attributable to SNI	$389,736	$402,451	$264,835

22. Segment Information

The Company determines its business segments based upon our management and internal reporting structure. Our reportable segment, Lifestyle Media, is a strategic business that offers different products and services.

Lifestyle Media includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and GAC. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. The Food Network and Cooking Channel are included in the Food Network partnership of which we own 69%. We also own 65% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees from cable and satellite television systems.

The accounting policies of each of our business segments are those described in Note 2-Summary of Significant Accounting Policies.

Each of our segments may provide advertising, programming or other services to each other. In addition, certain corporate costs and expenses, including information technology, pensions and other employee benefits, and other shared services, are allocated to our business segments. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business segment. Corporate assets are primarily comprised of cash and cash equivalents, investments, and deferred income taxes.

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

Information regarding our business segments is as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Segment operating revenues:
Lifestyle Media	$2,045,030	$1,867,228	$1,366,802
Corporate/intersegment eliminations	27,018	15,465	526

Total operating revenues	$2,072,048	$1,882,693	$1,367,328

Segment profit (loss):
Lifestyle Media	$1,049,934	$903,572	$636,865
Corporate	(72,653)	(68,432)	(65,952)

Total segment profit	977,281	835,140	570,913
Depreciation and amortization of intangible assets	(90,080)	(91,351)	(40,608)
Losses on disposal of property and equipment	(603)	(1,511)	(755)
Interest expense	(36,121)	(35,167)	(2,810)
Travel Channel financing costs			(12,118)
Equity in earnings of affiliates	49,811	30,126	18,626
Miscellaneous, net	(17,188)	(1,576)	(2,056)

Income from continuing operations before income taxes	$883,100	$735,661	$531,192

Depreciation:
Lifestyle Media	$46,056	$41,561	$32,190
Corporate	1,970	1,793	1,786

Total depreciation	$48,026	$43,354	$33,976

Amortization of intangible assets:
Lifestyle Media	$41,974	$47,908	$6,632
Corporate	80	89

Total amortization of intangible assets	$42,054	$47,997	$6,632

	For the years ended December 31,
(in thousands)	2011	2010	2009
Additions to property and equipment:
Lifestyle Media	$48,744	$53,343	$66,112
Corporate	5,369	2,402	4,925

Total additions to property and equipment	$54,113	$55,745	$71,037

Business acquisitions and other additions to long-lived assets:
Lifestyle Media	$549,490	$440,378	$1,271,264
Corporate	403,340	4,814

Total	$952,830	$445,192	$1,271,264

Assets:
Lifestyle Media	$2,794,040	$2,681,691	$2,620,095
Corporate	1,167,630	444,473	81,793

Total assets of continuing operations	3,961,670	3,126,164	2,701,888
Discontinued operations		262,268	261,174

Total assets	$3,961,670	$3,388,432	$2,963,062

No single customer provides more than 10% of our revenue.

Other additions to long-lived assets include investments, capitalized intangible assets, and Lifestyle Media’s capitalized programs and network launch incentives.

23. Commitments and Contingencies

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2011, were: 2012, $20.3 million; 2013, $20.0 million; 2014, $20.3 million; 2015, $18.8 million; 2016, $24.0 million; and later years, $75.0 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $21.0 million in 2011, $20.5 million in 2010 and $16.2 million in 2009.

In the ordinary course of business, we enter into long-term contracts to obtain satellite transmission rights or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2011, were: 2012, $73.0 million; 2013, $49.0 million; 2014, $36.9 million; 2015, $21.0 million; 2016, $10.0 million; and later years, $24.2 million. We expect these contracts will be replaced with similar contracts upon their expiration.

24. Capital Stock and Stock Compensation Plans

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

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 6.3 million as of December 31, 2011.

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

On June 1, 2009 the Company offered eligible participants, the opportunity to exchange certain outstanding vested or unvested stock options (the “Exchange Offer”) for a lesser number of restricted Class A Common Shares of equal value to the options. Each share of restricted stock granted in the option exchange vested over two years, with 50 percent vesting on each of the first and second anniversaries of the restricted shares’ issue date. Pursuant to the Exchange Offer, 834,946 shares of restricted stock were issued in exchange for 4,147,951 options surrendered.

The following table summarizes information about stock option transactions:

(shares in thousands)	Number of Shares	Weighted- Average Exercise Price	Range of Exercise Prices
Outstanding at
December 31, 2010	6,527	$37.33	$20 - $49
Granted in 2011	451	$53.04	$52 - $53
Exercised in 2011	(721)	$34.50	$20 - $49
Forfeited in 2011	(75)	$34.95	$20 -$53

Outstanding at
December 31, 2011	6,182	$38.83	$20 - $53

Options exercisable at
December 31, 2011	5,030	$39.04	$20 - $53

The following table presents additional information about exercises of stock options:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Cash received upon exercise	$24,491	$65,230	$27,735
Intrinsic value (market value on date of exercise less exercise price)	10,101	29,793	6,863

Substantially all options granted prior to 2010 are exercisable. Options generally become exercisable over a three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

( dollars in millions, except per share amounts )			Options Outstanding			Options Exercisable
Year of Grant	Range of Exercise Prices	Average Remaining Term (in years)	Options on Shares Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Options on Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
2002—expire in 2012	$35–36	0.24	173,776	$35.52	$1.2	173,776	$35.52	$1.2
2003—expire in 2013	37–43	1.20	651,603	37.44	3.3	651,603	37.44	3.3
2004—expire in 2014	43–49	2.21	1,059,902	45.84	—	1,059,902	45.84	—
2005—expire in 2013	43–48	1.15	634,052	43.86	—	634,052	43.86	—
2006—expire in 2014	40–46	2.19	733,376	45.17	0.1	733,376	45.17	0.1
2007—expire in 2015	39–46	3.18	378,051	44.71	0.1	378,051	44.71	0.1
2008—expire in 2016	40–43	4.16	213,475	39.98	0.5	213,475	39.98	0.5
2009—expire in 2017	20–37	5.16	1,335,486	21.44	28.0	922,394	21.72	19.1
2010—expire in 2018	39–47	6.17	557,952	40.08	1.4	251,748	40.56	0.6
2011—expire in 2019	52–53	7.16	444,040	53.03	—	11,880	53.17	—

Total	$20–53	3.28	6,181,713	$38.83	$34.6	5,030,257	$39.04	$24.9

Restricted Stock Units – Awards of restricted stock units (“RSUs”) are converted into equal number of Class A Common shares at the vesting date. The fair value of RSUs is based on the closing price of the common stock on the date of grant. RSUs vest over a range of three to five years, conditioned upon the continued employment through that period.

The following table presents additional information about RSUs:

		Grant Date Fair Value
(shares in thousands)	Units	Weighted Average
Unvested units at
December 31, 2010	385	$29.89
Units awarded in 2011	392	$44.49
Units converted in 2011	(169)	$33.73
Units forfeited in 2011	(7)	$44.93

Unvested units at
December 31, 2011	601	$39.86

In addition, performance based RSUs (“PBRSUs”) that have been awarded represent the right to receive a grant of RSUs if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded. The shares earned are issued as RSUs following the performance period and vest over a three-year service period from the date of issuance. During 2011 PBRSUs with a target of 146,381 Class A Common shares were granted with a weighted-average grant price of $52.02. The PBRSUs will have a two year performance period based on the Company’s total shareholder return.

Restricted Stock – Awards of Class A Common shares (“restricted stock”) generally require no payment by the employee. Restricted stock awards generally vest over a three year period, conditioned upon the individual’s continued employment through that period. The vesting of certain awards may also be accelerated if certain performance targets are met. Vesting of awards is immediately accelerated upon the death or disability of the employee or upon a change in control of SNI or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Awards are nontransferable during the vesting period, but the shares are entitled to all the rights of an outstanding share. There are no post-vesting restrictions on shares granted to employees and non-employee directors. At the election of the employee, restricted stock awards may be converted to RSUs prior to vesting.

Information related to restricted stock transactions is presented below:

		Grant Date Fair Value
(shares in thousands)	Number of Shares	Weighted Average	Range of Prices
Unvested shares at
December 31, 2010	515	$29.50	$21—$43
Shares converted in 2011	43	$23.75	$23.75
Shares vested in 2011	(536)	$29.19	$21—$47
Shares forfeited in 2011	(5)	$32.50	$28—$39

Unvested shares at
December 31, 2011	17	$24.90	$21—$38

The following table presents additional information about restricted stock vesting:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Fair value of shares vested	$25,777	$26,180	$3,735

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

Compensation costs of stock options are estimated on the date of grant using a binomial lattice model. The weighted-average assumptions SNI used in the model for 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Weighted-average fair value of stock options granted	$18.76	$13.89	$6.10
Assumptions used to determine fair value:
Dividend yield	0.56%	0.75%	1.5%
Risk-free rate of return	2.24%	2.52%	1.9%
Expected life of options (years)	5	4.9	5
Expected volatility	39.0%	38.3%	34.0%

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

A summary of stock-based compensation costs is as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Total stock-based compensation costs	$22,444	$20,665	$17,136

As of December 31, 2011, $4.9 million of total unrecognized stock-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.1 years. In addition, $17.9 million of total unrecognized stock-based compensation cost related to restricted stock awards, including RSUs and PBRSUs, is expected to be recognized over a weighted-average period of 1.7 years.

Share Repurchase Program – In June 2011, our Board of Directors authorized a share repurchase program allowing the Company to repurchase up to $1 billion of its outstanding Class A common shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. All shares repurchased under the program are constructively retired and returned to unissued shares. During 2011 we repurchased 11.3 million shares for approximately $500 million, including repurchasing 6.4 million shares from the Edward W. Scripps Trust at a total cost of $300 million.

25. Summarized Quarterly Financial Information (Unaudited)

Summarized financial information is as follows:

(in thousands, except per share data) 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$480,831	$533,984	$503,744	$553,489	$2,072,048
Costs and expenses	(253,581)	(259,883)	(285,273)	(296,030)	(1,094,767)
Depreciation and amortization of intangible assets	(21,561)	(22,174)	(22,736)	(23,609)	(90,080)
Gains (losses) on disposal of property and equipment	(16)	(3)	82	(666)	(603)
Interest expense	(8,615)	(8,576)	(9,157)	(9,773)	(36,121)
Equity in earnings of affiliates	9,658	13,024	7,035	20,094	49,811
Miscellaneous, net	47	421	(23,972)	6,316	(17,188)
Provision for income taxes	(62,211)	(79,472)	(33,183)	(71,586)	(246,452)

Income from continuing operations, net of tax	144,552	177,321	136,540	178,235	636,648
Income (loss) from discontinued operations, net of tax	765	(55,465)	(6,552)	—	(61,252)

Net income	145,317	121,856	129,988	178,235	575,396
Net income attributable to noncontrolling interests	(44,792)	(44,427)	(31,385)	(43,234)	(163,838)

Net income attributable to SNI	$100,525	$77,429	$98,603	$135,001	$411,558

Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$.59	$.79	$.65	$.85	$2.87
Income from discontinued operations, net of tax, attributable to SNI common shareholders	.00	(.33)	(.04)	.00	(.37)

Net income attributable to SNI common shareholders	$.60	$.46	$.61	$.85	$2.50

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$.59	$.78	$.65	$.84	$2.86
Income from discontinued operations, net of tax, attributable to SNI common shareholders	.00	(.33)	(.04)	.00	(.37)

Net income attributable to SNI common shareholders	$.59	$.46	$.61	$.84	$2.49

Amounts attributable to SNI:
Income from continuing operations	$99,760	$132,894	$105,155	$135,001	$472,810
Income (loss) from discontinued operations	765	(55,465)	(6,552)	—	(61,252)

Net income attributable to SNI	$100,525	$77,429	$98,603	$135,001	$411,558

Weighted average shares outstanding:
Basic	168,426	168,815	161,789	159,727	164,657
Diluted	169,694	170,048	162,276	160,399	165,572

Cash dividends per share of common stock	$.08	$.10	$.10	$.10	$.38

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$431,787	$478,730	$466,885	$505,291	$1,882,693
Costs and expenses	(261,508)	(256,806)	(250,166)	(279,073)	(1,047,553)
Depreciation and amortization of intangible assets	(23,053)	(24,790)	(21,761)	(21,747)	(91,351)
Gains (losses) on disposal of property and equipment	(121)	(1,171)	31	(250)	(1,511)
Interest expense	(8,481)	(9,291)	(8,774)	(8,621)	(35,167)
Equity in earnings of affiliates	6,176	8,366	6,940	8,644	30,126
Miscellaneous, net	(133)	377	(898)	(922)	(1,576)
Provision for income taxes	(46,352)	(61,884)	(55,803)	(55,388)	(219,427)

Income from continuing operations, net of tax	98,315	133,531	136,454	147,934	516,234
Income (loss) from discontinued operations, net of tax	(2,533)	8,174	(317)	7,451	12,775

Net income	95,782	141,705	136,137	155,385	529,009
Net income attributable to noncontrolling interests	(23,324)	(35,497)	(34,444)	(24,772)	(118,037)

Net income attributable to SNI	$72,458	$106,208	$101,693	$130,613	$410,972

Basic income (loss) per share:
Income from continuing operations attributable to SNI common shareholders	$.45	$.59	$.61	$.73	$2.39
Income (loss) from discontinued operations, net of tax, attributable to SNI common shareholders	(.02)	.05	(.00)	.04	.08

Net income attributable to SNI common shareholders	$.44	$.64	$.61	$.78	$2.46

Diluted income (loss) per share:
Income from continuing operations attributable to SNI common shareholders	$.45	$.58	$.61	$.73	$2.37
Income (loss) from discontinued operations, net of tax, attributable to SNI common shareholders	(.02)	.05	(.00)	.04	.08

Net income attributable to SNI common shareholders	$.43	$.63	$.61	$.77	$2.45

Amounts attributable to SNI:
Income from continuing operations	$74,991	$98,034	$102,010	$123,162	$398,197
Income (loss) from discontinued operations	(2,533)	8,174	(317)	7,451	12,775

Net income attributable to SNI	$72,458	$106,208	$101,693	$130,613	$410,972

Weighted average shares outstanding:
Basic	166,000	166,683	166,731	167,596	166,800
Diluted	167,031	167,802	167,791	169,220	168,009

Cash dividends per share of common stock	$.08	$.08	$.08	$.08	$.30

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

Scripps Networks Interactive, Inc.

Index to Consolidated and Combined Financial Statement Schedules

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts

for the Years Ended December 31, 2011, 2010 and 2009					Schedule II

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands)				Increase
		Additions	Deductions	(Decrease)
	Balance	Charged to	Amounts	Recorded	Balance
	Beginning	Revenues,	Charged	Acquisitions	End of
Classification	of Period	Costs, Expenses	Off-Net	(Divestitures)	Period
Allowance for Doubtful Accounts Receivable
Year Ended December 31:
2011	$4,788	$378	$166		$5,000

2010	5,197	1,160	1,569		4,788

2009	4,487	1,653	943		5,197

S-2

Scripps Networks Interactive, Inc.

Index to Exhibits

Exhibit			Exhibit No
Number	Description of Item	Footnote	Incorporated
2.1	Separation and Distribution Agreement between Scripps Networks Interactive, Inc.and The E. W. Scripps Company	(1)	2.01

2.2	Contribution Agreement among TCM Parent, LLC, TCM Sub, LLC, Gulliver Media Holdings, LLC, Scripps Networks Interactive, Inc., Cox TMI, Inc., and Cox Communications, Inc.	(5)	2.1

2.3	Agreement among Flextech Broadband Limited, Virgin Media Investment Holdings Limited, Southbank Media Ltd, and Scripps Networks Interactive, Inc.	(15)	2.3

3.1	Amended and Restated Articles of Incorporation of Scripps Networks Interactive, Inc.	(4)	3.1

3.2	Amended and Restated Code of Regulations of Scripps Networks Interactive, Inc.	(4)	3.2

4.1	Specimen Certificate of Class A Common Shares of Scripps Networks Interactive, Inc.	(3)	4.1

4.10	Indenture (3.55% Senior Notes Due 2015) Among TCM Sub LLC and Scripps Networks Interactive, Inc., as guarantor	(7)	4.1

4.20	First Supplemental Indenture (2.70% Senior Notes Due 2016) Among Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee	(16)	4.2

4.21	Form of Global Note Representing the 2016 Notes	(16)	4.3

10.1	Transition Services Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.11

10.2	Tax Allocation Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.13

10.3	Employee Matters Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.12

10.4	2008 Long-Term Incentive Plan (as amended and restated on May 19, 2011)

10.5	Form of Nonqualified Stock Option Agreement	(12)	10.5

10.6	Form of Performance-Based Restricted Share Award Agreement	(3)	10.6

10.7	Form of Restricted Share Award Agreement	(3)	10.7

10.8	Form of Performance-Based Restricted Share Unit Agreement	(12)	10.8

10.8.B	Form of Restricted Share Unit Agreement	(12)	10.8.B

10.9	Executive Annual Incentive Plan (as amended and restated)	(9)	10.9

10.10	Executive Deferred Compensation Plan	(3)	10.10

10.10.B	Amendment to Executive Deferred Compensation Plan	(8)	10.10.B

10.11	2008 Deferred Compensation and Stock Plan for Directors	(3)	10.11

10.12	Executive Change in Control Plan (as amended and restated on November 16, 2010)	(12)	10.12

10.13	Executive Severance Plan	(12)	10.13

10.20	Supplemental Executive Retirement Plan	(3)	10.20

10.20.B	Amendment to Supplemental Executive Retirement Plan	(8)	10.20.B

10.21	Employee Stock Purchase Plan	(3)	10.21

10.22	Scripps Family Agreement	(3)	10.22

E-1

Scripps Networks Interactive, Inc.

Index to Exhibits (continued)

Exhibit			Exhibit No
Number	Description of Item	Footnote	Incorporated
10.23	Scripps Networks Interactive, Inc. Supplemental Contribution Plan	(8)	10.23

10.30	Employment Agreement between the Company and Kenneth W. Lowe	(10)	10.1

10.30.B	Amendment to Employment Agreement between the Company and Kenneth W. Lowe	(11)	10.2

10.31	Employment Agreement between the Company and Anatolio B. Cruz III	(14)	10.1

10.32	Employment Agreement between the Company and Joseph G. NeCastro	(10)	10.2

10.33	Employment Agreement between the Company and Mark S. Hale	(14)	10.2

10.34	Employment Agreement between the Company and John F. Lansing	(10)	10.3

10.40	Five-Year Competitive Advance and Revolving Credit Facility Agreement	(2)	10.20

10.40.B	Amendment No. 1 to the Five-Year Competitive Advance and Revolving Credit Facility Agreement	(6)	10.1

10.40.C	Amendment No. 2 to the Five-Year Competitive Advance and Revolving Credit Facility Agreement	(13)	10.1

14	Code of Ethics for CEO and Senior Financial Officers	(3)	14

21	Material Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

E-2

(1)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 12, 2008.
(2)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 30, 2008.
(3)	Incorporated by reference to Registration Statement on Form 10 dated June 11, 2008.
(4)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2008.
(5)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated November 10, 2009.
(6)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 11, 2009.
(7)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 21, 2009.
(8)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2009.
(9)	Incorporated by reference to the Scripps Networks Interactive, Inc. 2010 Proxy Statement dated March 15, 2010.
(10)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated March 29, 2010.
(11)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated October 6, 2010.
(12)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2010.
(13)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 30, 2011.
(14)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated August 16, 2011.
(15)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.
(16)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 1, 2011.

E-3