Form 10-Q
period 2012-03-31
Scripps Networks Interactive, Inc.
filed 2012-05-09
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 1-34004

SCRIPPS NETWORKS INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Ohio	61-1551890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9721 Sherrill Boulevard
Knoxville, TN	37932
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2012 there were 117,643,762 of the Registrant’s Class A Common shares outstanding and 34,317,173 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

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

ITEM 1A.    RISK FACTORS

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 to be the most significant and there have been no material changes.

3

ITEM 2.    UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2012:

				Maximum
			Total Number	Dollar Value
	Total		of Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	Or Programs
1/1/12 - 1/31/12	722,150	$44.34	722,150	$468,027,502

2/1/12 - 2/29/12	1,624,300	44.35	1,624,300	395,994,549

3/1/12 - 3/31/12	3,145,715	46.40	3,145,715	250,048,560

Total	5,492,165	$45.52	5,492,165	$250,048,560

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: May 9, 2012	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Administrative Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

5

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	As of
	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$645,530	$760,092
Accounts and notes receivable (less allowances: 2012—$4,638; 2011—$5,000)	512,799	553,022
Programs and program licenses	355,224	336,305
Other current assets	44,384	66,549

Total current assets	1,557,937	1,715,968
Investments	473,600	455,267
Property and equipment, net	224,440	219,845
Goodwill	532,035	510,484
Other intangible assets, net	545,364	556,095
Programs and program licenses (less current portion)	320,522	299,089
Unamortized network distribution incentives	39,686	46,239
Other non-current assets	155,298	158,683

Total Assets	$3,848,882	$3,961,670

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,904	$12,482
Program rights payable	35,918	50,402
Customer deposits and unearned revenue	45,222	52,814
Employee compensation and benefits	30,206	49,920
Accrued marketing and advertising costs	6,549	6,838
Other accrued liabilities	87,755	60,443

Total current liabilities	215,554	232,899
Deferred income taxes	114,628	100,002
Long-term debt	1,384,013	1,383,945
Other liabilities (less current portion)	166,485	148,429

Total liabilities	1,880,680	1,865,275

Redeemable noncontrolling interest	166,265	162,750

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 2012—117,919,313 shares; 2011—122,828,359 shares	1,179	1,228
Voting—authorized: 60,000,000 shares; issued and outstanding: 2012—34,317,173 shares; 2011—34,317,173 shares	343	343

Total	1,522	1,571
Additional paid-in capital	1,324,903	1,346,429
Retained earnings	257,528	364,073
Accumulated other comprehensive income (loss)	(27,721)	(33,347)

Total SNI shareholders’ equity	1,556,232	1,678,726
Noncontrolling interest	245,705	254,919

Total equity	1,801,937	1,933,645

Total Liabilities and Equity	$3,848,882	$3,961,670

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three months ended
	March 31,
	2012	2011
Operating Revenues:
Advertising	$356,382	$322,676
Network affiliate fees, net	168,217	145,437
Other	10,746	12,718

Total operating revenues	535,345	480,831

Costs and Expenses:
Employee compensation and benefits	83,422	72,940
Program amortization	111,328	90,301
Marketing and advertising	30,921	30,009
Other costs and expenses	70,439	60,331

Total costs and expenses	296,110	253,581

Depreciation, Amortization, and Losses (Gains):
Depreciation	13,785	11,112
Amortization of intangible assets	10,731	10,449
Losses (gains) on disposal of property and equipment	59	16

Total depreciation, amortization, and losses (gains)	24,575	21,577

Operating income	214,660	205,673
Interest expense	(12,180)	(8,615)
Equity in earnings of affiliates	13,913	9,658
Miscellaneous, net	7,154	47

Income from continuing operations before income taxes	223,547	206,763
Provision for income taxes	66,596	62,211

Income from continuing operations, net of tax	156,951	144,552
Income (loss) from discontinued operations, net of tax		765

Net income	156,951	145,317
Less: net income attributable to noncontrolling interests	42,048	44,792

Net income attributable to SNI	$114,903	$100,525

Net income attributable to SNI common shareholders per share of common stock:
Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$.74	$.59
Income (loss) from discontinued operations attributable to SNI common shareholders	0.00	0.00

Net income attributable to SNI common shareholders	$.74	$.60

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$.73	$.59
Income (loss) from discontinued operations attributable to SNI common shareholders	0.00	0.00

Net income attributable to SNI common shareholders	$.73	$.59

Amounts attributable to SNI:
Income from continuing operations	$114,903	$99,760
Income (loss) from discontinued operations		765

Net income attributable to SNI	$114,903	$100,525

See notes to condensed consolidated financial statements.

Net income per share amounts may not foot since each is calculated independently.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended
	March 31,
	2012	2011
Net income	$156,951	$145,317
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax—2012, ($274); 2011, ($40)	5,268	556
Pension liability adjustments, net of tax—2012, ($398); 2011, ($34)	419	54

Comprehensive income	162,638	145,927
Less: comprehensive income attributable to noncontrolling interests	42,109	44,989

Comprehensive income attributable to SNI	$120,529	$100,938

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$156,951	$145,317
Loss (income) from discontinued operations		(765)

Income from continuing operations, net of tax	156,951	144,552
Depreciation and amortization of intangible assets	24,516	21,561
Amortization of network distribution costs	6,554	10,193
Program amortization	111,328	90,301
Equity in earnings of affiliates	(13,913)	(9,658)
Program payments	(165,993)	(115,384)
Capitalized network distribution incentives	(93)	(3,237)
Dividends received from equity investments	9,017	5,845
Deferred income taxes	10,458	(3,944)
Stock and deferred compensation plans	14,042	8,741
Changes in certain working capital accounts:
Accounts receivable	42,475	37,807
Other assets	1,037	(2,626)
Accounts payable	(2,658)	361
Accrued employee compensation and benefits	(19,027)	(22,196)
Accrued income taxes	46,290	57,792
Other liabilities	(13,626)	(13,724)
Other, net	811	6,166

Cash provided by (used in) continuing operating activities	208,169	212,550
Cash provided by (used in) discontinued operating activities		13,313

Cash provided by (used in) operating activities	208,169	225,863

Cash Flows from Investing Activities:
Additions to property and equipment	(7,314)	(11,189)
Collections (funds advanced) on note receivable	7,012
Purchase of subsidiary companies, net of cash acquired	(19,569)
Other, net	619	20

Cash provided by (used in) continuing investing activities	(19,252)	(11,169)
Cash provided by (used in) discontinued investing activities		(4,241)

Cash provided by (used in) investing activities	(19,252)	(15,410)

Cash Flows from Financing Activities:
Dividends paid	(18,741)	(12,633)
Dividends paid to noncontrolling interest	(47,808)	(15,227)
Noncontrolling interest capital contribution		52,804
Repurchase of Class A common stock	(250,110)
Proceeds from stock options	13,014	10,745
Other, net	566	(2,083)

Cash provided by (used in) financing activities	(303,079)	33,606

Effect of exchange rate changes on cash and cash equivalents	(400)	(292)

Increase (decrease) in cash and cash equivalents	(114,562)	243,767
Cash and cash equivalents:
Beginning of year	760,092	549,897

End of period	$645,530	$793,664

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$15,908	$15,965
Income taxes paid	1,311	1,293

Non-Cash transactions:
Contingent consideration liability	$8,323

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	SNI Shareholders						Redeemable
				Accumulated			Noncontrolling
		Additional		Other			Interests
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total	(Temporary
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity	Equity)
Balance as of December 31, 2010	$1,676	$1,371,050	$414,972	$(11,525)	$145,973	$1,922,146	$158,148
Comprehensive income (loss)			100,525	413	41,615	142,553	3,374
Contribution by noncontrolling interest to Food Network Partnership					52,804	52,804
Effect of capital contributions to Food Network Partnership		25,368			(25,368)
Dividend paid to noncontrolling interest					(15,227)	(15,227)
Dividends: declared and paid—$.075 per share			(12,633)			(12,633)
Stock-based compensation expense		7,126				7,126
Exercise of employee stock options: 314,172 shares issued	3	10,742				10,745
Other stock-based compensation, net: 177,620 shares issued; 75,862 shares repurchased; 2,801 shares forfeited	2	(3,406)				(3,404)
Tax benefits of compensation plans		2,171				2,171

Balance as of March 31, 2011	$1,681	$1,413,051	$502,864	$(11,112)	$199,797	$2,106,281	$161,522

Balance as of December 31, 2011	$1,571	$1,346,429	$364,073	$(33,347)	$254,919	$1,933,645	$162,750
Comprehensive income (loss)			114,903	5,626	38,594	159,123	3,515
Dividends paid to noncontrolling interest					(47,808)	(47,808)
Dividends: declared and paid—$.12 per share			(18,741)			(18,741)
Repurchase 5,492,165 Class A Common shares	(55)	(47,348)	(202,707)			(250,110)
Stock-based compensation expense		11,038				11,038
Exercise of employee stock options: 424,613 shares issued	4	13,010				13,014
Other stock-based compensation, net: 235,674 shares issued; 77,168 shares repurchased	2	(1,030)				(1,028)
Tax benefits of compensation plans		2,804				2,804

Balance as of March 31, 2012	$1,522	$1,324,903	$257,528	$(27,721)	$245,705	$1,801,937	$166,265

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

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

The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	Three months ended
	March 31,
	2012	2011
Weighted-average shares outstanding:
Basic	156,118	168,426
Share options	950	1,268

Diluted weighted-average shares outstanding	157,068	169,694

Anti-dilutive share awards	2,471	432

For 2012 and 2011, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

3. Accounting Standards Updates and Recently Issued Accounting Standards Updates

Recently Issued Accounting Standards Updates

In May 2011, an update was made to the Fair Value Measurement Topic, ASC 820, which is the result of joint efforts by the Financial Accounting Standards Board and International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and on what disclosures to provide about fair value measurements. While the update is largely consistent with existing fair value measurement principles in GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between GAAP and International Financial Reporting Standards. This update was effective for us on January 1, 2012 and did not have a material impact on our condensed consolidated financial statements.

In June 2011, an update was made to the Comprehensive Income Topic, ASC 220, which provides guidance for the manner in which entities present comprehensive income in their financial statements. The update removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The update does not change the items that must be reported in other comprehensive income nor does it require any additional disclosures. This update was effective for us on January 1, 2012. The adoption of this update only had an impact on the presentation of our condensed consolidated financial statements, not the financial results.

In September 2011, an update was made to the Goodwill and Intangible Assets Topic, ASC 350, which amends the accounting guidance on goodwill impairment testing. The amendments in this update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update was effective for us on January 1, 2012 and did not have a material impact on our condensed consolidated financial statements.

4. Other Charges and Credits

In August 2010, we contributed the Cooking Channel to the Food Network Partnership (the “Partnership”). At the close of our 2010 fiscal year, the noncontrolling owner had not made a required pro-rata capital contribution to the Partnership and as a result its ownership interest was diluted from 31 percent to 25 percent. Accordingly, following the Cooking Channel contribution, profits from the partnership were allocated to the noncontrolling owner at its reduced ownership percentage. In February 2011, the noncontrolling owner made the pro-rata contribution to the Partnership and its ownership interest was returned to the pre-dilution percentage as if the contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact of restoring the noncontrolling owner’s interest in the Partnership increased net income attributable to noncontrolling interest $8.0 million in the first quarter of 2011.

5. Investments

The approximate ownership interest in each of our equity method investments and their respective investment balances were as follows:

(in thousands)		As of
	Ownership	March 31,	December 31,
	Interest	2012	2011
UKTV (includes preferred stock: 2012—$31,979; 2011—$31,068)	50.00%	$418,254	$401,987
HGTV Canada	33.00%	21,929	20,051
Food Canada	29.00%	13,641	12,769
Fox-BRV Southern Sports Holdings	7.25%	12,494	11,970
Oyster.com	24.01%	6,472	6,963
Food Network Magazine JV	50.00%	630	1,347
Other		180	180

Total investments		$473,600	$455,267

Following the close of business on September 30, 2011, we acquired a 50% interest in UKTV. UKTV is one of the United Kingdom’s leading multi-channel television programming companies. Final consideration paid in the transaction consisted of approximately $395 million to purchase preferred stock and common equity interest in UKTV and approximately $137 million to acquire a note receivable due to Virgin Media, Inc. from UKTV. The note receivable, reported within “Other Non-Current Assets” in our condensed consolidated balance sheet, effectively acts as a revolving facility for UKTV. The notes accrue interest at variable rates related to either the spread over LIBOR or other identified market indices (Level 2 fair value measurements). Since the notes accrue interest at variable rates, the carrying amount of such note receivable is believed to approximate fair value. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements, and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling, and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. We began recognizing our proportionate share of the results from UKTV’s operations on October 1, 2011.

Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Estimated amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be $13.9 million for the remainder of 2012, $18.4 million in 2013, $18.4 million in 2014, $17.6 million in 2015, and $15.3 million in 2016.

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. No impairments were recognized on any of our equity method investments in 2012 or 2011.

6. Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories which are described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012:

(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$374,701	$374,701

Liabilities:
Derivative liability	$5,505		$5,505

Temporary equity:
Redeemable noncontrolling interest	$166,265			$166,265

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011:

(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$587,617	$587,617
Derivative asset	5,820		$5,820

Total assets	$593,437	$587,617	$5,820

Temporary equity:
Redeemable noncontrolling interest	$162,750			$162,750

Derivatives include freestanding derivative forward contracts which are marked to market at each reporting period. We classify our foreign currency forward contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

We determine the fair value of the redeemable noncontrolling interest using a combination of a discounted cash flow valuation model and a market approach that applies revenues and EBITDA estimates against the calculated multiples of comparable companies. Operating revenues and EBITDA are key assumptions utilized in both the discounted cash flow valuation model and the market approach. The selected discount rate of approximately 12% is also a key assumption in our discounted cash flow valuation model (Refer to Note 11—Redeemable Noncontrolling Interest and Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

(in thousands)	Redeemable Noncontrolling Interests
	Three months ended
	March 31,
	2012	2011
Beginning period balance	$162,750	$158,148
Net income (loss)	3,515	3,291
Noncontrolling interest's share of foreign currency translation		83

End period balance	$166,265	$161,522

The net income (loss) amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our condensed consolidated statements of operations.

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

(in thousands)	As of
	March 31,	December 31,
	2012	2011
Goodwill	$532,035	$510,484

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	514,951	514,944
Customer lists	87,107	87,107
Copyrights and other trade names	59,350	59,350
Other	8,008	8,008

Total carrying amount	669,416	669,409

Accumulated amortization:
Acquired network distribution	(76,682)	(70,082)
Customer lists	(32,203)	(28,981)
Copyrights and other trade names	(9,601)	(8,800)
Other	(5,566)	(5,451)

Total accumulated amortization	(124,052)	(113,314)

Total other intangible assets, net	545,364	556,095

Total goodwill and other intangible assets, net	$1,077,399	$1,066,579

Activity related to goodwill and amortizable intangible assets by business segment was as follows:

(in thousands)	Lifestyle
	Media	Corporate	Total
Goodwill:
Balance as of December 31, 2011	$510,484		$510,484
Business acquisitions		$21,551	21,551

Balance as of March 31, 2012	$510,484	$21,551	$532,035

Amortizable intangible assets:
Balance as of December 31, 2011	$556,029	$66	$556,095
Amortization	(10,711)	(20)	(10,731)

Balance as of March 31, 2012	$545,318	$46	$545,364

On January 30, 2012 we acquired RealGravity, Inc. RealGravity is a California-based company that specializes in online video publishing technologies. The purchase price, which comprised both cash of $20 million and contingent consideration, has been allocated to the assets and liabilities of Real Gravity based upon preliminary estimates and are therefore subject to change. As of March 31, 2012, we have allocated $21.6 million of the purchase price to goodwill. The Company estimated the fair value of the acquisition-related contingent consideration payable of $8.3 million using probability-weighted discounted cash flow models.

Estimated amortization expense of intangible assets for each of the next five years is as follows: $31.8 million for the remainder of 2012, $41.9 million in 2013, $41.5 million in 2014, $33.4 million in 2015, $33.3 million in 2016 and $363.5 million in later years.

8. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	As of
	March 31,	December 31,
	2012	2011
3.55% senior notes due in 2015	$884,582	$884,545
2.70% senior notes due in 2016	499,431	499,400

Total long-term debt	$1,384,013	$1,383,945

Fair value of long-term debt*	$1,444,102	$1,428,653

*	The fair value of the long-term senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt of the same remaining maturity.

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

We have a Competitive Advance and Revolving Credit Facility (the “ Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 90 basis points and undrawn portions bearing interest at 10 basis points as of March 31, 2012.

The Facility and Senior Notes agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

As of March 31, 2012, we had outstanding letters of credit totaling $1.1 million.

9. Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of
	March 31,	December 31,
	2012	2011
Liability for pension and post employment benefits	$79,308	$78,282
Deferred compensation	23,702	20,698
Liability for uncertain tax positions	53,920	48,038
Other	9,555	1,411

Other liabilities (less current portion)	$166,485	$148,429

10. Foreign Exchange Risk Management

In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we may enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, and probable commitments. All of our forward contracts are designated as freestanding derivatives and are designed to minimize foreign currency exposures between the U.S. Dollar and British Pound. We do not enter into currency exchange rate derivative instruments for speculative purposes.

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts outstanding were $234 million at March 31, 2012 and $239 million at December 31, 2011. We held no foreign currency derivative financial instruments at March 31, 2011.

We recognized $7.8 million of losses in 2012 from these forward contracts which are reported in the miscellaneous, net caption in the consolidated statements of operations.

11. Redeemable Noncontrolling Interest and Noncontrolling Interest

Redeemable Noncontrolling Interest

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

Our condensed consolidated balance sheets include a redeemable noncontrolling interest balance of $166 million at March 31, 2012 and $163 million at December 31, 2011.

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

12. Stock Based Compensation and Share Repurchase Program

We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2011. The Plan provides for long-term performance compensation for key employees. A variety of discretionary awards for employees are authorized under the plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock awards and performance awards.

For the first quarter of 2012, the Company granted 0.5 million stock options and 0.3 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $11.0 million for the first quarter of 2012 and $6.8 million for the first quarter of 2011. Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

As of March 31, 2012, $8.3 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 2.2 years. In addition, $23.4 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 2.1 years.

Share Repurchase Program

In June 2011, our Board of Directors authorized a share repurchase program allowing the Company to repurchase up to $1 billion of its outstanding Class A common shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. All shares repurchased under the program are constructively retired and returned to unissued shares. During the first quarter of 2012 we repurchased 5.5 million shares for approximately $250 million. As of March 31, 2012, our remaining authorization to repurchase is $250 million of Class A common shares.

13. Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

(in thousands)	Three months ended
	March 31,
	2012	2011
Interest cost	$800	$885
Expected return on plan assets, net of expenses	(850)	(741)
Actuarial (gain)/loss	525	16

Total for defined benefit plans	475	160
Supplemental executive retirement plan (“SERP”)	900	488
Defined contribution plans	5,358	4,745

Total	$6,733	$5,393

We contributed $0.1 million to fund current benefit payments for our nonqualified supplemental executive retirement plan (“SERP”) during the first quarter of 2012. We anticipate contributing $4.5 million to fund the SERP’s benefit payments during the remainder of fiscal 2012. We made contributions totaling $9.2 million to our SNI Pension Plan in the second quarter 2012.

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

The results of businesses not separately identified as reportable segments are included within our corporate caption. Corporate includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia, operating results from the international licensing of our national networks’ programming, and other interactive and digital business initiatives that are not associated with our Lifestyle Media or international businesses.

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

Information regarding our business segments is as follows:

(in thousands)	Three months ended
	March 31,
	2012	2011
Segment operating revenues:
Lifestyle Media	$528,583	$473,553
Corporate/intersegment eliminations	6,762	7,278

Total operating revenues	$535,345	$480,831

Segment profit (loss):
Lifestyle Media	$264,637	$244,605
Corporate	(25,402)	(17,355)

Total segment profit	239,235	227,250
Depreciation and amortization of intangible assets	(24,516)	(21,561)
Gains (losses) on disposal of property and equipment	(59)	(16)
Interest expense	(12,180)	(8,615)
Equity in earnings of affiliates	13,913	9,658
Miscellaneous, net	7,154	47

Income from continuing operations before income taxes	$223,547	$206,763

(in thousands)	As of
	March 31,	December 31,
	2012	2011
Assets:
Lifestyle Media	$2,786,698	$2,794,040
Corporate	1,062,184	1,167,630

Total assets	$3,848,882	$3,961,670

No single customer provides more than 10% of our total operating revenues.

15. Subsequent Event

In the second quarter of 2012, we completed our acquisition of Travel Channel International (“TCI”) for consideration of approximately $103 million. TCI is an independent company headquartered in the United Kingdom that provides and commissions original travel programming for distribution in 91 countries.

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

We manage our operations through our reportable operating segment, Lifestyle Media. Lifestyle Media includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country (“GAC”). Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. Our Lifestyle Media branded websites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

We also have established lifestyle media brands internationally. Food based channels are available in the United Kingdom, other European markets, the Middle East, Africa and Asia. Our international offerings also include Fine Living Network, a full-spectrum lifestyle television channel and interactive brand that is available across more than 60 countries.

The growth of our international business both organically and through acquisitions and joint ventures continues to be a strategic priority of the Company. In the second quarter of 2012, we completed our acquisition of Travel Channel International (“TCI”) for consideration of approximately $103 million. TCI is an independent company headquartered in the United Kingdom that provides and commissions original travel programming for distribution in 91 countries. At the end of the third quarter of 2011, we acquired a 50 percent interest in UKTV. UKTV is one of the United Kingdom’s leading multi-channel television programming companies. Consideration paid in the transaction consisted of approximately $395 million to purchase preferred stock and common equity interest in UKTV and approximately $137 million to acquire debt due to Virgin Media, Inc. from UKTV. We began recognizing our proportionate share of the results from UKTV’s operations on October 1, 2011.

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. We received consideration totaling $160 million upon finalizing the sale of the business on May, 31, 2011. The Shopzilla businesses’ assets, liabilities and results of operations have been presented as discontinued operations within our condensed consolidated financial statements for all periods.

Our businesses earn revenues principally from advertising sales, affiliate fees and ancillary sales, including the sale and licensing of consumer products. Programming expenses, employee costs, and sales and marketing expenses are the primary operating costs.

Operating revenues from our continuing operations in the first quarter of 2012 increased 11 percent to $535 million compared with the same period a year ago, while segment profit for the period was $239 million compared with $227 million a year earlier, a 5.3 percent increase.

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

Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for Programs and Program Licenses, Revenue Recognition, Acquisitions, Goodwill, Finite-Lived Intangible Assets, and Income Taxes to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in those accounting policies.

RESULTS OF OPERATIONS

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated results of operations were as follows:

(in thousands)	Three months ended
	March 31,
	2012	2011	Change
Operating revenues	$535,345	$480,831	11.3%
Costs and expenses	(296,110)	(253,581)	16.8%
Depreciation and amortization of intangible assets	(24,516)	(21,561)	13.7%
Gains (losses) on disposal of property and equipment	(59)	(16)

Operating income	214,660	205,673	4.4%
Interest expense	(12,180)	(8,615)	41.4%
Equity in earnings of affiliates	13,913	9,658	44.1%
Miscellaneous, net	7,154	47

Income from continuing operations before income taxes	223,547	206,763	8.1%
Provision for income taxes	(66,596)	(62,211)	7.0%

Income from continuing operations, net of tax	156,951	144,552	8.6%
Income (loss) from discontinued operations, net of tax		765

Net income	156,951	145,317	8.0%
Net income attributable to noncontrolling interests	(42,048)	(44,792)	(6.1)%

Net income attributable to SNI	$114,903	$100,525	14.3%

The increase in operating revenues for the first quarter of 2012 was due primarily to solid growth in advertising sales and affiliate fee revenue from our national television networks. Advertising revenues from our national networks increased $33.6 million or 10 percent for the first quarter of 2012 compared with the first quarter of 2011. The increase in advertising revenues reflects strong pricing and sales in the upfront market for advertising inventory. Affiliate fee revenues at our national television networks increased $22.3 million or 16 percent in the first quarter of 2012 compared with the first quarter of 2011. The increase in affiliate fee revenues is primarily due to contractual rate increases achieved on contracts renewed in 2012 as well as scheduled rate increases on existing contracts at our networks.

Costs and expenses in the first quarter of 2012 increased 17 percent compared with the first quarter of 2011. Approximately half of the increase was attributed to our continued investment in the improved quality and variety of programming at our networks. The hiring of additional employees to support the growth of our businesses and the costs associated with both international expansion initiatives and other interactive and digital business initiatives also contributed to the increase in costs and expenses.

Interest expense increased in 2012 primarily due to higher debt levels. In December of 2011, we issued $500 million aggregate principal amount of 2.70% Senior Notes. We expect interest expense will be $45 million to $50 million in 2012.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. In 2011, we acquired a 50% interest in UKTV and began to recognize our proportionate share of the results from UKTV’s operations on October 1, 2011. Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Accordingly, equity in earnings of affiliates in the first quarter of 2012 includes both our $8.8 million proportionate share of UKTV’s results reduced by amortization on the UKTV investment of $4.5 million.

We recognized $5.6 million of foreign exchange gains during the first quarter of 2012. These gains, reported within the “Miscellaneous” caption in our condensed consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances.

Our first quarter of 2012 effective income tax rate was 29.8% compared with 30.1% for the first quarter of 2011.

In August 2010, we contributed the Cooking Channel to the Food Network Partnership (the “Partnership”). At the close of our 2010 fiscal year, the noncontrolling owner had not made a required pro-rata capital contribution to the Partnership and as a result its ownership interest was diluted from 31 percent to 25 percent. Accordingly, for the four months following the Cooking Channel contribution, profits from the Partnership were allocated to the noncontrolling owner at its reduced ownership percentage. During the first quarter of 2011, the noncontrolling interest made the pro-rata contribution to the Partnership and its ownership interest was restored to 31 percent as if the contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact of restoring the noncontrolling owner’s interest in the Partnership increased net income attributable to noncontrolling interest $8.0 million in the first quarter of 2011. Excluding the impact of restoring the noncontrolling owner’s interest in the Partnership, net income attributable to noncontrolling interests increased 14% in the first quarter of 2012 compared with the first quarter of 2011 reflecting the growing profitability of the Food Network partnership.

Business Segment Results—As discussed in Note 14—Segment Information to the condensed consolidated financial statements, our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to the business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

(in thousands)	Three months ended
	March 31,
	2012	2011	Change
Segment operating revenues:
Lifestyle Media	$528,583	$473,553	11.6%
Corporate/intersegment eliminations	6,762	7,278	(7.1)%

Total operating revenues	$535,345	$480,831	11.3%

Segment profit (loss):
Lifestyle Media	$264,637	$244,605	8.2%
Corporate	(25,402)	(17,355)	46.4%

Total segment profit	239,235	227,250	5.3%
Depreciation and amortization of intangible assets	(24,516)	(21,561)	13.7%
Gains (losses) on disposal of property and equipment	(59)	(16)
Interest expense	(12,180)	(8,615)	41.4%
Equity in earnings of affiliates	13,913	9,658	44.1%
Miscellaneous, net	7,154	47

Income from continuing operations before income taxes	$223,547	$206,763	8.1%

Corporate includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia, operating results from the international licensing of our national networks’ programming, and the costs associated with both international expansion initiatives and other interactive and digital business initiatives. Operating results from these initiatives increased the segment loss at corporate by $4.4 million in the first quarter of 2012 compared with $1.9 million in the first quarter of 2011.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

(in thousands)	Three months ended
	March 31,
	2012	2011
Operating income	$214,660	$205,673
Depreciation and amortization of intangible assets:
Lifestyle Media	23,129	21,049
Corporate	1,387	512
Losses (gains) on disposal of property and equipment:
Lifestyle Media	59	16

Total segment profit	$239,235	$227,250

Lifestyle Media—Lifestyle Media includes six national television networks and a collection of Internet businesses.

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

Operating results for Lifestyle Media were as follows:

(in thousands)	Three months ended
	March 31,
	2012	2011	Change
Segment operating revenues:
Advertising	$355,341	$321,759	10.4%
Network affiliate fees, net	166,401	144,088	15.5%
Other	6,841	7,706	(11.2)%

Total segment operating revenues	528,583	473,553	11.6%

Segment costs and expenses:
Employee compensation and benefits	67,415	59,558	13.2%
Program amortization	110,526	89,568	23.4%
Other segment costs and expenses	86,005	79,822	7.7%

Total segment costs and expenses	263,946	228,948	15.3%

Segment profit	$264,637	$244,605	8.2%

Supplemental Information:
Billed network affiliate fees	$172,955	$153,964
Program payments	165,255	114,405
Depreciation and amortization	23,129	21,049
Capital expenditures	5,777	9,668

Strong pricing and sales in the upfront advertising market resulted in advertising growth in 2012 compared with the same period in 2011.

Distribution agreements with cable and satellite television systems require that the distributor pay SNI affiliate fees over the terms of the agreements in exchange for our programming. The increase in network affiliate fees was attributed to both contractual rate increases achieved on contracts renewed in 2012 as well as scheduled rate increases on existing contracts at our networks.

The increase in employee compensation and benefits primarily reflects the hiring of additional employees to support the growth of Lifestyle Media.

The increase in program amortization in 2012 compared with 2011 reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization is expected to increase 13% to 15% for the full year of 2012 compared with 2011.

The increase in other costs and expenses in 2012 compared with 2011 reflects higher building rent and facility costs and an increase in marketing and promotion costs at our television networks.

Supplemental financial information for Lifestyle Media is as follows:

(in thousands)	Three months ended
	March 31,
	2012	2011	Change
Operating revenues by brand:
Food Network	$198,823	$174,045	14.2%
HGTV	185,735	171,364	8.4%
Travel Channel	66,590	61,999	7.4%
DIY	27,624	23,345	18.3%
Cooking Channel	19,812	15,267	29.8%
GAC	4,994	6,464	(22.7)%
Digital Businesses	22,395	19,381	15.6%
Other	2,647	2,223	19.1%
Intrasegment eliminations	(37)	(535)

Total segment operating revenue	$528,583	$473,553	11.6%

Subscribers (1):
Food Network	99,700	100,400	(0.7)%
HGTV	98,900	99,800	(0.9)%
Travel Channel	94,800	96,000	(1.3)%
DIY	56,800	54,000	5.2%
Cooking Channel	58,400	57,500	1.6%
GAC	62,100	59,800	3.8%

(1)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

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

(in thousands)	Three months ended
	March 31,
	2012	2011
Cash provided by operating activities	$208,169	$212,550
Net cash provided by (used in) discontinued operations		9,072
Dividends paid, including to noncontrolling interest	(66,549)	(27,860)
Stock option proceeds	13,014	10,745
Noncontrolling interest capital contribution		52,804
Other, net	166	(2,375)

Cash flow amounts available for acquisitions, investments, share repurchases, and debt repayment	$154,800	$254,936
Sources and uses of available cash flow:
Collections (funds advanced) on note receivable	7,012
Business acquisitions and net investment activity	(18,950)	20
Capital expenditures	(7,314)	(11,189)
Repurchase of Class A common stock	(250,110)

Increase (decrease) in cash and cash equivalents	$(114,562)	$243,767

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

We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. There were no borrowings under the Facility at March 31, 2012.

In February 2011, the noncontrolling owner in the Food Network partnership made a $52.8 million cash contribution to the partnership. Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by the partners prior to distribution based upon each partners’ ownership interest in the partnership. During the first quarter of 2012, remaining outstanding capital contributions had been returned to the respective partners. Cash distributions to Food Network’s noncontrolling interest were $47.8 million in the first quarter 2012 and $15.2 million in the first quarter 2011. In the second quarter of 2012, we began making distributions to Travel Channel’s noncontrolling interest. We expect cash distributions to noncontrolling interests will approximate $170 million in 2012.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2012, the Board of Directors approved an increase in the quarterly dividend rate to $.12 per share. Total dividend payments to shareholders of our common stock were $18.7 million in the first quarter of 2012 and $12.6 million in the first quarter of 2011. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

Under a share repurchase program approved by the Board of Directors in June 2011, we were authorized to repurchase $1 billion of Class A Common shares. During the first quarter of 2012 we repurchased 5.5 million shares for approximately $250 million. As of March 31, 2012, our remaining authorization to repurchase is $250 million of Class A common shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $500 million of Senior Notes in December 2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A 100 basis point increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $47.8 million and $46.9 million.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands)	As of March 31, 2012		As of December 31, 2011
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,582	$930,631	$884,545	$924,356
2.70% notes due in 2016	499,431	513,471	499,400	504,297

Total long-term debt	$1,384,013	$1,444,102	$1,383,945	$1,428,653

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $133 million at March 31, 2012, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such notes receivable is believed to approximate fair value.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. The change in fair value of non-designated contracts is included in current period earnings within our Miscellaneous, net caption. The gross notional value of foreign exchange rate derivative contracts were $234 million at March 31, 2012 and $239 million at December 31, 2011. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at March 31, 2012 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $24.0 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

SCRIPPS NETWORKS INTERACTIVE, INC.

Index to Exhibits

Exhibit No.	Item
31(a)	Section 302 Certifications (filed herewith)
31(b)	Section 302 Certifications (filed herewith)
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

E-1