Form 10-Q
period 2012-06-30
Scripps Networks Interactive, Inc.
filed 2012-08-09
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2012 there were 114,675,475 of the Registrant’s Class A Common shares outstanding and 34,317,173 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

2

PART I

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us” or “SNI” may, depending on the context, refer to Scripps Networks Interactive, Inc., to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

ITEM 1.	FINANCIAL STATEMENTS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page F-1 of this Form 10-Q.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page F-1 of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page F-1 of this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

The information required by this item is filed as part of this Form 10-Q. See Index to Financial Information at page F-1 of this Form 10-Q.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business none of which is expected to result in material loss.

ITEM 1A.	RISK FACTORS

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 to be the most significant and there have been no material changes.

3

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
4/1/12 - 4/30/12	685,363	$48.57	685,363	$216,760,479
5/1/12 - 5/31/12	1,566,230	53.45	1,566,230	133,045,486
6/1/12 - 6/30/12	2,390,211	55.66	2,390,211

Total	4,641,804	$53.87	4,641,804	$—

Under a share repurchase program authorized by the Board of Directors in June 2011, we were authorized to repurchase $1 billion of Class A Common shares. We completed the repurchase of shares under this authorization during the second quarter of 2012.

On July 31, 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: August 9, 2012	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Administrative Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

5

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(Unaudited; in thousands, except per share data)	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$261,773	$760,092
Accounts and notes receivable (less allowances: 2012—$6,329; 2011—$5,000)	592,789	553,022
Programs and program licenses	364,128	336,305
Other current assets	40,530	66,549

Total current assets	1,259,220	1,715,968
Investments	468,786	455,267
Property and equipment, net	223,403	219,845
Goodwill	571,790	510,484
Other intangible assets, net	633,144	556,095
Programs and program licenses (less current portion)	352,909	299,089
Unamortized network distribution incentives	33,131	46,239
Other non-current assets	152,758	158,683

Total Assets	$3,695,141	$3,961,670

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,588	$12,482
Program rights payable	41,643	50,402
Customer deposits and unearned revenue	44,362	52,814
Employee compensation and benefits	34,647	49,920
Accrued marketing and advertising costs	10,166	6,838
Other accrued liabilities	57,158	60,443

Total current liabilities	198,564	232,899
Deferred income taxes	75,802	100,002
Long-term debt	1,384,081	1,383,945
Other liabilities (less current portion)	187,685	148,429

Total liabilities	1,846,132	1,865,275

Redeemable noncontrolling interest	116,843	162,750

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 2012—114,652,750 shares; 2011—122,828,359 shares	1,147	1,228
Voting—authorized: 60,000,000 shares; issued and outstanding: 2012—34,317,173 shares; 2011—34,317,173 shares	343	343

Total	1,490	1,571
Additional paid-in capital	1,344,041	1,346,429
Retained earnings	172,369	364,073
Accumulated other comprehensive income (loss)	(44,805)	(33,347)

Total SNI shareholders’ equity	1,473,095	1,678,726
Noncontrolling interest	259,071	254,919

Total equity	1,732,166	1,933,645

Total Liabilities and Equity	$3,695,141	$3,961,670

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Operating Revenues:
Advertising	$417,069	$374,049	$773,451	$696,725
Network affiliate fees, net	171,341	148,128	339,558	293,565
Other	12,576	11,807	23,322	24,525

Total operating revenues	600,986	533,984	1,136,331	1,014,815

Cost of services, excluding depreciation and amortization of intangible assets	150,903	123,297	288,684	235,708
Selling, general and administrative	165,402	136,586	323,731	277,756
Depreciation	14,533	11,719	28,318	22,831
Amortization of intangible assets	11,405	10,455	22,136	20,904
Losses (gains) on disposal of property and equipment	27	3	86	19

Total costs and expenses	342,270	282,060	662,955	557,218

Operating income	258,716	251,924	473,376	457,597
Interest expense	(13,247)	(8,576)	(25,427)	(17,191)
Equity in earnings of affiliates	21,114	13,024	35,027	22,682
Miscellaneous, net	3,868	421	11,022	468

Income from continuing operations before income taxes	270,451	256,793	493,998	463,556
Provision for income taxes	79,028	79,472	145,624	141,683

Income from continuing operations, net of tax	191,423	177,321	348,374	321,873
Income (loss) from discontinued operations, net of tax		(55,465)		(54,700)

Net income	191,423	121,856	348,374	267,173
Less: net income attributable to noncontrolling interests	49,059	44,427	91,107	89,219

Net income attributable to SNI	$142,364	$77,429	$257,267	$177,954

Net income attributable to SNI common shareholders per share of common stock:
Basic income per share:
Income from continuing operations attributable to SNI common shareholders	$.94	$.79	$1.67	$1.38
Income (loss) from discontinued operations attributable to SNI common shareholders	0.00	(.33)	0.00	(.32)

Net income attributable to SNI common shareholders	$.94	$.46	$1.67	$1.06

Diluted income per share:
Income from continuing operations attributable to SNI common shareholders	$.93	$.78	$1.66	$1.37
Income (loss) from discontinued operations attributable to SNI common shareholders	0.00	(.33)	0.00	(.32)

Net income attributable to SNI common shareholders	$.93	$.46	$1.66	$1.05

Amounts attributable to SNI:
Income from continuing operations	$142,364	$132,894	$257,267	$232,654
Income (loss) from discontinued operations		(55,465)		(54,700)

Net income attributable to SNI	$142,364	$77,429	$257,267	$177,954

See notes to condensed consolidated financial statements.

Net income per share amounts may not foot since each is calculated independently.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$191,423	$121,856	$348,374	$267,173

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax—2012, $385 and $111; 2011, ($79) and ($119)	(17,938)	108	(12,670)	664
Pension liability adjustments, net of tax—2012, ($478) and ($876); 2011, ($34) and ($68)	771	53	1,190	107

Comprehensive income	174,256	122,017	336,894	267,944
Less: comprehensive income attributable to noncontrolling interests	48,976	44,520	91,085	89,509

Comprehensive income attributable to SNI	$125,280	$77,497	$245,809	$178,435

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net income	$348,374	$267,173
Loss (income) from discontinued operations		54,700

Income from continuing operations, net of tax	348,374	321,873
Depreciation and amortization of intangible assets	50,454	43,735
Amortization of network distribution costs	13,108	20,915
Program amortization	231,027	190,043
Equity in earnings of affiliates	(35,027)	(22,682)
Program payments	(312,684)	(242,335)
Capitalized network distribution incentives	(2,948)	(6,631)
Dividends received from equity investments	23,119	16,422
Deferred income taxes	(45,099)	9,641
Stock and deferred compensation plans	23,597	15,414
Changes in certain working capital accounts:
Accounts receivable	(32,081)	(26,195)
Other assets	(5,761)	(9,581)
Accounts payable	(4,116)	24
Accrued employee compensation and benefits	(13,420)	(9,554)
Accrued income taxes	18,045	33,984
Other liabilities	(8,298)	12,713
Other, net	(1,995)	4,509

Cash provided by (used in) continuing operating activities	246,295	352,295
Cash provided by (used in) discontinued operating activities		13,253

Cash provided by (used in) operating activities	246,295	365,548

Cash Flows from Investing Activities:
Additions to property and equipment	(19,090)	(24,875)
Collections (funds advanced) on note receivable	6,030
Purchase of subsidiary companies, net of cash acquired	(119,036)
Purchase of noncontrolling interest		(3,400)
Other, net	(15,675)	(5,132)

Cash provided by (used in) continuing investing activities	(147,771)	(33,407)
Cash provided by (used in) discontinued investing activities	10,000	141,786

Cash provided by (used in) investing activities	(137,771)	108,379

Cash Flows from Financing Activities:
Dividends paid	(37,003)	(29,539)
Dividends paid to noncontrolling interests	(132,840)	(44,680)
Noncontrolling interest capital contribution		52,804
Repurchase of Class A common stock	(500,251)	(300,000)
Proceeds from stock options	62,145	16,779
Other, net	1,044	(6,023)

Cash provided by (used in) financing activities	(606,905)	(310,659)

Effect of exchange rate changes on cash and cash equivalents	62	291

Increase (decrease) in cash and cash equivalents	(498,319)	163,559

Cash and cash equivalents:
Beginning of year	760,092	549,897

End of period	$261,773	$713,456

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$24,445	$16,186
Income taxes paid	154,592	82,693

Non-Cash transactions:
Obligations incurred for purchase of intangible assets	$24,267
Contingent consideration liability	8,323

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	SNI Shareholders						Redeemable Noncontrolling Interests (Temporary Equity)
(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance as of December 31, 2010	$1,676	$1,371,050	$414,972	$(11,525)	$145,973	$1,922,146	$158,148
Comprehensive income (loss)			177,954	481	81,170	259,605	8,339
Contribution by noncontrolling interest to Food Network Partnership					52,804	52,804
Effect of capital contributions to Food Network Partnership		25,368			(25,368)
Redemption of noncontrolling interest							(3,400)
Dividend paid to noncontrolling interest					(44,680)	(44,680)
Dividends: declared and paid—$.175 per share			(29,539)			(29,539)
Repurchase of 6,430,027 Class A Common shares	(64)	(54,113)	(245,823)			(300,000)
Stock-based compensation expense		14,067				14,067
Exercise of employee stock options: 499,833 shares issued	5	16,774				16,779
Other stock-based compensation, net: 232,076 shares issued; 208,557 shares repurchased; 2,801 shares forfeited		(9,041)				(9,041)
Tax benefits of compensation plans		4,923				4,923

Balance as of June 30, 2011	$1,617	$1,369,028	$317,564	$(11,044)	$209,899	$1,887,064	$163,087

Balance as of December 31, 2011	$1,571	$1,346,429	$364,073	$(33,347)	$254,919	$1,933,645	$162,750
Comprehensive income (loss)			257,267	(11,458)	84,492	330,301	6,593
Dividends paid to noncontrolling interests					(80,340)	(80,340)	(52,500)
Dividends: declared and paid—$.24 per share			(37,003)			(37,003)
Repurchase 10,133,969 Class A Common shares	(101)	(88,182)	(411,968)			(500,251)
Stock-based compensation expense		19,782				19,782
Exercise of employee stock options: 1,749,546 shares issued	17	62,128				62,145
Other stock-based compensation, net: 298,961 shares issued; 90,147 shares repurchased	3	(2,221)				(2,218)
Tax benefits of compensation plans		6,105				6,105

Balance as of June 30, 2012	$1,490	$1,344,041	$172,369	$(44,805)	$259,071	$1,732,166	$116,843

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

Reclassifications

Expense amounts that were previously reported under the captions “Employee compensation and benefits”, “Program amortization”, “Marketing and advertising” and “Other costs and expenses” in our 2012 and 2011 condensed consolidated statements of operations have been reclassified into line items captioned as either “Cost of services” or “Selling, general and administrative”. Cost of services reflects the cost of providing our broadcast signal, programming and other content to respective distribution platforms. The costs captured within the cost of services caption include programming, satellite transmission fees, production and operations and other direct costs. Selling, general and administrative costs are primarily comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities.

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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Weighted-average shares outstanding:
Basic	152,086	168,815	154,102	168,624
Dilutive effect of equity awards	1,352	1,233	1,145	1,251

Diluted weighted-average shares outstanding	153,438	170,048	155,247	169,875

Anti-dilutive share awards		475	1,236	454

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

4. Acquisitions

Travel Channel International—On April 30, 2012, we acquired Travel Channel International, Ltd. (“TCI”) for consideration of approximately $107 million. Assets acquired in the transaction included approximately $7.6 million of cash. TCI is an independent company headquartered in the United Kingdom that broadcasts in 21 languages to 128 countries across Europe, the Middle East, Africa, and Asia-Pacific.

The following table summarizes the estimated fair values of the TCI assets acquired and liabilities assumed as of the date of acquisition. The allocation of the TCI purchase price is based upon preliminary appraisals and estimates, and is therefore subject to change.

(in thousands)	Travel Channel International
Accounts receivable	$6,545
Other current assets	1,406
Programs and program licenses	9,164
Property and equipment	475
Amortizable intangible assets	59,977
Current liabilities	(4,456)
Deferred income taxes	(15,243)

Total identifiable net assets	57,868
Goodwill	41,599

Net purchase price	$99,467

RealGravity, Inc.—In January 2012, we acquired RealGravity, Inc. RealGravity is a California-based company that specializes in online video publishing technologies. The purchase price, which comprised both cash of $20 million and contingent consideration, has been allocated to the assets and liabilities of Real Gravity based upon preliminary estimates and are therefore subject to change. As of June 30, 2012, we have allocated $21.6 million of the purchase price to goodwill. The contingent consideration payable was estimated using probability-weighted discounted cash flow models and was valued at $8.3 million on the date of acquisition.

Pro forma results are not presented for any of the acquisitions completed during 2012 because the condensed consolidated results of operations would not be significantly different from reported amounts.

5. Other Charges and Credits

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. We received consideration totaling approximately $160 million upon finalizing the sale of the business on May 31, 2011. The results of operations for this business have been retrospectively presented as discontinued operations within our condensed consolidated financial statements for all periods. Discontinued operations in the second quarter of 2011 reflect a loss on divestiture of $53.3 million related to the sale of the Shopzilla business. No income tax benefit related to the capital losses attributed to the sale was recognized.

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

6. Investments

The approximate ownership interest in each of our equity method investments and their respective investment balances were as follows:

		As of
(in thousands)	Ownership Interest	June 30, 2012	December 31, 2011
UKTV (includes preferred stock: 2012—$31,075; 2011—$31,068)	50.00%	$409,333	$401,987
HGTV Canada	33.00%	23,472	20,051
Food Canada	29.00%	14,543	12,769
Fox-BRV Southern Sports Holdings	7.25%	12,337	11,970
Oyster.com	24.01%	6,372	6,963
Food Network Magazine JV	50.00%	2,549	1,347
Other		180	180

Total investments		$468,786	$455,267

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

Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Estimated amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be $9.3 million for the remainder of 2012, $18.4 million in 2013, $18.4 million in 2014, $17.6 million in 2015, and $15.3 million in 2016.

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

• Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

• Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$98,862	$98,862
Derivative asset	667		$667

Total assets	$99,529	$98,862	$667

Temporary equity:
Redeemable noncontrolling interest	$116,843			$116,843

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$587,617	$587,617
Derivative asset	5,820		$5,820

Total assets	$593,437	$587,617	$5,820

Temporary equity:
Redeemable noncontrolling interest	$162,750			$162,750

Derivatives include freestanding derivative forward contracts which are marked to market at each reporting period. We classify our foreign currency forward contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

We determine the fair value of the redeemable noncontrolling interest using a combination of a discounted cash flow valuation model and a market approach that applies revenues and EBITDA estimates against the calculated multiples of comparable companies. Operating revenues and EBITDA are key assumptions utilized in both the discounted cash flow valuation model and the market approach. The selected discount rate of approximately 12% is also a key assumption in our discounted cash flow valuation model (Refer to Note 12—Redeemable Noncontrolling Interest and Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

	Redeemable Noncontrolling Interests
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Beginning period balance	$166,265	$161,522	$162,750	$158,148
Redemption of noncontrolling interest		(3,400)		(3,400)
Dividends paid to noncontrolling interest	(52,500)		(52,500)
Net income (loss) and fair value adjustment	3,078	4,889	6,593	8,180
Noncontrolling interest’s share of foreign currency translation		76		159

End period balance	$116,843	$163,087	$116,843	$163,087

The net income (loss) and fair value adjustment amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our condensed consolidated statements of operations.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of
(in thousands)	June 30, 2012	December 31, 2011
Goodwill	$571,790	$510,484

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution	564,805	514,944
Customer lists	90,370	87,107
Copyrights and other trade names	63,545	59,350
Acquired rights and other	49,875	8,008

Total carrying amount	768,595	669,409

Accumulated amortization:
Acquired network distribution	(83,691)	(70,082)
Customer lists	(35,606)	(28,981)
Copyrights and other trade names	(10,473)	(8,800)
Acquired rights and other	(5,681)	(5,451)

Total accumulated amortization	(135,451)	(113,314)

Total other intangible assets, net	633,144	556,095

Total goodwill and other intangible assets, net	$1,204,934	$1,066,579

Activity related to goodwill and amortizable intangible assets by business segment was as follows:

(in thousands)	Lifestyle Media	Corporate and other	Total
Goodwill:
Balance as of December 31, 2011	$510,484		$510,484
Additions—business acquisitions		$63,149	63,149
Foreign currency translation adjustment		(1,843)	(1,843)

Balance as of June 30, 2012	$510,484	$61,306	$571,790

Amortizable intangible assets:
Balance as of December 31, 2011	$556,029	$66	$556,095
Additions—business acquisitions		59,977	59,977
Additions—separately acquired	41,867		41,867
Foreign currency translation adjustment		(2,659)	(2,659)
Amortization	(21,423)	(713)	(22,136)

Balance as of June 30, 2012	$576,473	$56,671	$633,144

Separately acquired intangible assets reflect the acquisition of certain rights that will expand our opportunity for future revenues.

Estimated amortization expense of intangible assets for each of the next five years is as follows: $24.3 million for the remainder of 2012, $50.2 million in 2013, $49.8 million in 2014, $40.9 million in 2015, $40.6 million in 2016 and $427.3 million in later years.

9. Long-Term Debt

Long-term debt consisted of the following:

	As of
(in thousands)	June 30, 2012	December 31, 2011
3.55% senior notes due in 2015	$884,619	$884,545
2.70% senior notes due in 2016	499,462	499,400

Total long-term debt	$1,384,081	$1,383,945

Fair value of long-term debt*	$1,451,302	$1,428,653

*	The fair value of the long-term senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt of the same remaining maturity.

On December 1, 2011, SNI completed the sale of $500 million of aggregate principal amount Senior Notes. The Senior Notes mature on December 15, 2016 bearing interest at 2.70%. Beginning on June 15, 2012, interest will be paid on the notes on June 15th and December 15th of each year.

The Senior Notes that mature on January 15, 2015 bear interest at 3.55%. Interest is paid on the Senior Notes on January 15th and July 15th of each year. The Senior Notes are guaranteed by SNI. Cox TMI, Inc., a wholly-owned subsidiary of Cox Communications, Inc. and 35% owner in the Travel Channel has agreed to indemnify SNI for all payments made in respect of SNI’s guarantee.

We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 90 basis points and undrawn portions bearing interest at 10 basis points as of June 30, 2012.

The Facility and Senior Notes agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

As of June 30, 2012, we had outstanding letters of credit totaling $1.1 million.

10. Other Liabilities

Other liabilities consisted of the following:

	As of
(in thousands)	June 30, 2012	December 31, 2011
Liability for pension and post employment benefits	$70,575	$78,282
Deferred compensation	24,513	20,698
Liability for uncertain tax positions	57,979	48,038
Other	34,618	1,411

Other liabilities (less current portion)	$187,685	$148,429

The “Other” caption in the table above includes $24.3 million of obligations recognized for the purchase of intangible assets and $8.9 million for the estimated fair value of the Real Gravity contingent consideration liability.

11. Foreign Exchange Risk Management

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

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts outstanding was $234 million at June 30, 2012 and $239 million at December 31, 2011. We held no foreign currency derivative financial instruments at June 30, 2011.

We recognized $1.4 million of losses in 2012 from these forward contracts which are reported in the miscellaneous, net caption in the condensed consolidated statements of operations.

12. Redeemable Noncontrolling Interest and Noncontrolling Interest

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

Our condensed consolidated balance sheets include a redeemable noncontrolling interest balance of $117 million at June 30, 2012 and $163 million at December 31, 2011.

Noncontrolling Interest

A noncontrolling interest holds a 31% residual interest in the Food Network partnership, which is comprised of the Food Network and the Cooking Channel. The Food Network partnership agreement specifies a dissolution date of December 31, 2012. The partners are currently discussing an extension of the term of the partnership. If the term of the partnership is not extended prior to the specified dissolution date, the agreement permits the partnership to be reconstituted and its business continued. There are also other options for continuing the business of the partnership, which the Company is considering, including offering to purchase the approximate 31% interest from the noncontrolling partner. If the partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

13. Stock Based Compensation and Share Repurchase Program

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

For the year-to-date period of 2012, the Company granted 0.6 million stock options and 0.3 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $8.8 million for the second quarter of 2012 and $5.7 million for the second quarter of 2011. Year-to-date share based compensation costs totaled $19.8 million in 2012 and $12.6 million in 2011. Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

As of June 30, 2012, $6.1 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 2.1 years. In addition, $18.9 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 1.7 years.

Share Repurchase Program

In June 2011, our Board of Directors authorized a share repurchase program allowing the Company to repurchase up to $1 billion of its outstanding Class A common shares. All shares repurchased under the program are constructively retired and returned to unissued shares. During the second quarter of 2012, we completed the repurchase of shares under the authorization following the acquisition of 4.6 million shares for approximately $250 million. For the year-to-date period of 2012, we repurchased 10.1 million shares for approximately $500 million.

On July 31, 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

14. Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Interest cost	$800	$886	$1,600	$1,771
Expected return on plan assets, net of expenses	(850)	(741)	(1,700)	(1,482)
Actuarial (gain)/loss	525	15	1,050	31

Total for defined benefit plans	475	160	950	320
Supplemental executive retirement plan (“SERP”)	900	488	1,800	976
Defined contribution plans	2,997	3,285	8,355	8,030

Total	$4,372	$3,933	$11,105	$9,326

We contributed $0.4 million to fund current benefit payments for our nonqualified supplemental executive retirement plan (“SERP”) during the year-to-date period of 2012. We anticipate contributing $4.2 million to fund the SERP’s benefit payments during the remainder of fiscal 2012. We made contributions totaling $9.2 million to our SNI Pension Plan in the second quarter 2012.

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

The results of businesses not separately identified as reportable segments are included within our corporate and other caption. Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia, operating results from the international licensing of our national networks’ programming, and other interactive and digital business initiatives that are not associated with our Lifestyle Media or international businesses.

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

Information regarding our business segments is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Segment operating revenues:
Lifestyle Media	$591,016	$527,353	$1,119,599	$1,000,906
Corporate and other/intersegment eliminations	9,970	6,631	16,732	13,909

Total operating revenues	$600,986	$533,984	$1,136,331	$1,014,815

Segment profit (loss):
Lifestyle Media	$310,419	$288,859	$575,056	$533,464
Corporate and other	(25,738)	(14,758)	(51,140)	(32,113)

Total segment profit	284,681	274,101	523,916	501,351
Depreciation and amortization of intangible assets	(25,938)	(22,174)	(50,454)	(43,735)
Gains (losses) on disposal of property and equipment	(27)	(3)	(86)	(19)
Interest expense	(13,247)	(8,576)	(25,427)	(17,191)
Equity in earnings of affiliates	21,114	13,024	35,027	22,682
Miscellaneous, net	3,868	421	11,022	468

Income from continuing operations before income taxes	$270,451	$256,793	$493,998	$463,556

	As of
(in thousands)	June 30, 2012	December 31, 2011
Assets:
Lifestyle Media	$2,761,119	$2,794,040
Corporate and other	934,022	1,167,630

Total assets	$3,695,141	$3,961,670

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

We also have established lifestyle media brands internationally. Our lifestyle-oriented channels are available in the United Kingdom, other European markets, the Middle East, Africa and Asia. The growth of our international business both organically and through acquisitions and joint ventures continues to be a strategic priority of the Company. In the second quarter of 2012, we completed our acquisition of Travel Channel International (“TCI”) for consideration of approximately $107 million. TCI is an independent company headquartered in the United Kingdom that broadcasts in 21 languages to 128 countries across Europe, the Middle East, Africa, and Asia-Pacific. At the end of the third quarter of 2011, we acquired a 50 percent interest in UKTV. UKTV is one of the United Kingdom’s leading multi-channel television programming companies. Consideration paid in the transaction consisted of approximately $395 million to purchase preferred stock and common equity interest in UKTV and approximately $137 million to acquire debt due to Virgin Media, Inc. from UKTV. We began recognizing our proportionate share of the results from UKTV’s operations on October 1, 2011.

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

Operating revenues from our continuing operations in the second quarter of 2012 increased 13 percent to $601 million compared with the same period a year ago, while segment profit for the period was $285 million compared with $274 million a year earlier, a 3.9 percent increase. Operating revenues from our continuing operations for the year-to-date period of 2012 increased 12 percent to $1.1 billion compared with $1.0 billion for the same period in 2011. Segment profit for the year-to-date period of 2012 was $524 million compared with $501 million for the same period in 2011, a 4.5% increase.

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

Consolidated results of operations were as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Operating revenues	$600,986	$533,984	12.5%	$1,136,331	$1,014,815	12.0%
Cost of services, excluding depreciation and amortization of intangible assets	(150,903)	(123,297)	22.4%	(288,684)	(235,708)	22.5%
Selling, general and administrative	(165,402)	(136,586)	21.1%	(323,731)	(277,756)	16.6%
Depreciation and amortization of intangible assets	(25,938)	(22,174)	17.0%	(50,454)	(43,735)	15.4%
Gains (losses) on disposal of property and equipment	(27)	(3)		(86)	(19)

Operating income	258,716	251,924	2.7%	473,376	457,597	3.4%
Interest expense	(13,247)	(8,576)	54.5%	(25,427)	(17,191)	47.9%
Equity in earnings of affiliates	21,114	13,024	62.1%	35,027	22,682	54.4%
Miscellaneous, net	3,868	421		11,022	468

Income from continuing operations before income taxes	270,451	256,793	5.3%	493,998	463,556	6.6%
Provision for income taxes	(79,028)	(79,472)	(0.6)%	(145,624)	(141,683)	2.8%

Income from continuing operations, net of tax	191,423	177,321	8.0%	348,374	321,873	8.2%
Income (loss) from discontinued operations, net of tax		(55,465)			(54,700)

Net income	191,423	121,856	57.1%	348,374	267,173	30.4%
Net income attributable to noncontrolling interests	(49,059)	(44,427)	10.4%	(91,107)	(89,219)	2.1%

Net income attributable to SNI	$142,364	$77,429	83.9%	$257,267	$177,954	44.6%

The increase in operating revenues for the second quarter of 2012 and the year-to-date period of 2012 compared with the prior-year periods was due primarily to solid growth in advertising sales and affiliate fee revenue from our national television networks. Advertising revenues from our national networks increased $42.2 million or 11 percent for the second quarter of 2012 compared with the second quarter of 2011. For the year-to-date period of 2012 compared with the year-to-date period of 2011, advertising revenues were up $75.8 million or 11 percent. The increase in advertising revenues reflects strong pricing and sales in the upfront market for advertising inventory. Affiliate fee revenues at our national television networks increased $19.7 million or 14 percent in the second quarter of 2012 compared with the second quarter of 2011. For the year-to-date period of 2012 compared with the year-to-date period of 2011, affiliate fee revenues were up $42.1 million or 15 percent. The increase in affiliate fee revenues is primarily due to contractual rate increases achieved on contracts renewed in 2012 as well as scheduled rate increases on existing contracts at our networks.

Cost of services, which are comprised of program amortization and the costs associated with distributing our content, increased 22 percent in the second quarter of 2012 and 23 percent for the year-to-date period of 2012 compared with the respective periods in 2011. Program amortization increases of $20.0 million for the second quarter of 2012 compared with the second quarter of 2011 and $41.0 million for the year-to-date period of 2012 compared with 2011 account for the majority of the increase in costs of services. The increase in program amortization reflects our continued investment in the improved quality and variety of programming at our networks.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities. Selling, general and administrative expenses increased 21 percent in the second quarter of 2012 and 17 percent for the year-to-date period of 2012 compared with the respective periods in 2011. Increases in marketing costs to promote our programming initiatives, the hiring of additional employees to support the growth of our businesses and the costs associated with both international expansion initiatives and other interactive and digital business initiatives contributed to the increase in selling, general and administrative expenses.

Interest expense increased in 2012 primarily due to higher debt levels. In December of 2011, we issued $500 million aggregate principal amount of 2.70% Senior Notes. We expect interest expense will be $45 million to $50 million in 2012.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. In 2011, we acquired a 50% interest in UKTV and began to recognize our proportionate share of the results from UKTV’s operations on October 1, 2011. Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Accordingly, equity in earnings of affiliates in the second quarter of 2012 includes both our $11.3 million proportionate share of UKTV’s results reduced by amortization on the UKTV investment of $4.6 million. For the year-to-date period of 2012, equity in earnings of affiliates includes our $20.2 million proportionate share of UKTV’s results reduced by amortization on the UKTV investment of $9.1 million.

We recognized foreign exchange gains of $2.6 million during the second quarter of 2012 and $8.2 million for the year-to-date period of 2012. These gains, reported within the “Miscellaneous, net” caption in our condensed consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances.

Our second quarter of 2012 effective income tax rate was 29.2 percent compared with 30.9 percent for the second quarter of 2011. For the year-to-date period of 2012, our effective income tax rate was 29.5 percent compared with 30.6 percent for the year-to-date period of 2011. Our effective tax rate in 2012 was favorably impacted by changes in the allocation of income to various tax jurisdictions.

In August 2010, we contributed the Cooking Channel to the Food Network Partnership (the “Partnership”). At the close of our 2010 fiscal year, the noncontrolling owner had not made a required pro-rata capital contribution to the Partnership and as a result its ownership interest was diluted from 31 percent to 25 percent. Accordingly, for the four months following the Cooking Channel contribution, profits from the Partnership were allocated to the noncontrolling owner at its reduced ownership percentage. During the first quarter of 2011, the noncontrolling interest made the pro-rata contribution to the Partnership and its ownership interest was restored to 31 percent as if the contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact of restoring the noncontrolling owner’s interest in the Partnership increased net income attributable to noncontrolling interest $8.0 million in the first quarter of 2011. Excluding the impact of restoring the noncontrolling owner’s interest in the Partnership, net income attributable to noncontrolling interests increased 12 percent for the year-to-date period of 2012 compared with the year-to-date period of 2011 reflecting the growing profitability of the Food Network partnership.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Segment operating revenues:
Lifestyle Media	$591,016	$527,353	12.1%	$1,119,599	$1,000,906	11.9%
Corporate and other/intersegment eliminations	9,970	6,631	50.4%	16,732	13,909	20.3%

Total operating revenues	$600,986	$533,984	12.5%	$1,136,331	$1,014,815	12.0%

Segment profit (loss):
Lifestyle Media	$310,419	$288,859	7.5%	$575,056	$533,464	7.8%
Corporate and other	(25,738)	(14,758)	74.4%	(51,140)	(32,113)	59.3%

Total segment profit	284,681	274,101	3.9%	523,916	501,351	4.5%
Depreciation and amortization of intangible assets	(25,938)	(22,174)	17.0%	(50,454)	(43,735)	15.4%
Gains (losses) on disposal of property and equipment	(27)	(3)		(86)	(19)
Interest expense	(13,247)	(8,576)	54.5%	(25,427)	(17,191)	47.9%
Equity in earnings of affiliates	21,114	13,024	62.1%	35,027	22,682	54.4%
Miscellaneous, net	3,868	421		11,022	468

Income from continuing operations before income taxes	$270,451	$256,793	5.3%	$493,998	$463,556	6.6%

Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia, operating results from the international licensing of our national networks’ programming, and the costs associated with both international expansion initiatives and other interactive and digital business initiatives. Operating results from these initiatives increased the segment loss at corporate by $7.4 million in the second quarter of 2012 and $11.8 million for the year-to-date period of 2012 compared with $0.3 million in the second quarter of 2011 and $2.2 million for the year-to-date period of 2011.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Operating income	$258,716	$251,924	$473,376	$457,597
Depreciation and amortization of intangible assets:
Lifestyle Media	24,188	21,656	47,317	42,705
Corporate and other	1,750	518	3,137	1,030
Losses (gains) on disposal of property and equipment:
Lifestyle Media	27	3	86	19

Total segment profit	$284,681	$274,101	$523,916	$501,351

Lifestyle Media—Lifestyle Media includes six national television networks and a collection of Internet businesses.

Our Lifestyle Media division earns revenue primarily from the sale of advertising time on our national networks, affiliate fees paid by cable and satellite television operators that carry our network programming, the licensing of its content to third parties, the licensing of its brands for consumer products and from the sale of advertising on our Lifestyle Media affiliated websites. Employee costs, programming costs, and sales and marketing costs are Lifestyle Media’s primary expenses. The demand for national television advertising is the primary economic factor that impacts the operating performance of our networks.

Operating results for Lifestyle Media were as follows:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2012	2011	Change	2012	2011	Change
Segment operating revenues:
Advertising	$415,093	$372,894	11.3%	$770,434	$694,653	10.9%
Network affiliate fees, net	166,062	146,318	13.5%	332,463	290,406	14.5%
Other	9,861	8,141	21.1%	16,702	15,847	5.4%

Total segment operating revenues	591,016	527,353	12.1%	1,119,599	1,000,906	11.9%

Segment costs and expenses:
Cost of services	144,508	119,438	21.0%	277,857	228,202	21.8%
Selling, general and administrative	136,089	119,056	14.3%	266,686	239,240	11.5%

Total segment costs and expenses	280,597	238,494	17.7%	544,543	467,442	16.5%

Segment profit	$310,419	$288,859	7.5%	$575,056	$533,464	7.8%

Supplemental Information:
Billed network affiliate fees	$172,616	$156,921		$345,571	$310,885
Program payments	145,005	125,541		310,260	239,946
Depreciation and amortization	24,188	21,656		47,317	42,705
Capital expenditures	10,078	12,666		15,855	22,334

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold, and audience impressions delivered by our programming. Double digit pricing growth in the upfront advertising market was the primary contributor to our advertising revenue increases in both the second quarter of 2012 and year-to-date period of 2012 compared with the respective periods in 2011.

Distribution agreements with cable and satellite television systems require distributors to pay SNI fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. The increase in network affiliate fees for the second quarter and year-to-date periods of 2012 compared with 2011 was primarily attributed to scheduled rate increases at our networks. The number of subscribers receiving our networks was relatively flat in 2012 compared with 2011.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $19.3 million in the second quarter of 2012 compared with the second quarter of 2011 and increased $40.3 million in the year-to-date period of 2012 compared with the year-to-date period of 2011. Program amortization is expected to increase 13 percent to 15 percent for the full year of 2012 compared with 2011.

The increase in selling, general and administrative expenses in 2012 compared with 2011 reflects an increase in employee compensation and benefits reflecting the hiring of additional employees to support the growth of Lifestyle Media, higher building rent and facility costs, and an increase in marketing and promotion costs at our television networks.

Supplemental financial information for Lifestyle Media is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Operating revenues by brand:
Food Network	$218,467	$187,486	16.5%	$417,290	$361,531	15.4%
HGTV	204,975	189,166	8.4%	390,710	360,530	8.4%
Travel Channel	73,771	70,303	4.9%	140,361	132,302	6.1%
DIY	33,745	29,042	16.2%	61,369	52,387	17.1%
Cooking Channel	22,408	15,934	40.6%	42,220	31,201	35.3%
GAC	4,988	5,896	(15.4)%	9,982	12,360	(19.2)%
Digital Businesses	28,325	27,394	3.4%	50,720	46,775	8.4%
Other	4,497	2,208		7,144	4,431	61.2%
Intrasegment eliminations	(160)	(76)		(197)	(611)

Total segment operating revenues	$591,016	$527,353	12.1%	$1,119,599	$1,000,906	11.9%

Subscribers (1):
Food Network				99,600	100,600	(1.0)%
HGTV				98,900	99,900	(1.0)%
Travel Channel				94,700	96,000	(1.4)%
DIY				57,800	54,300	6.4%
Cooking Channel				59,600	58,000	2.8%
GAC				62,600	60,200	4.0%

(1)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $262 million at June 30, 2012 and $760 million at December 31, 2011. We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. There were no outstanding borrowings under the Facility at June 30, 2012.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs and repay debt. We expect cash flow from operating activities in 2012 will provide sufficient liquidity to continue the development of brands and to fund the capital expenditures to support our business.

Cash Flows

Cash and cash equivalents decreased $498 million for the six months ended 2012 and increased $164 million for the six months ended 2011. Components of these changes are discussed below in more detail.

Operating Activities—Cash provided by operating activities totaled $246 million for the six months ended 2012 and $366 million for the six months ended 2011.

Segment profit generated from our business segments totaled $524 million for the year-to-date period of 2012 and $501 million for the year-to-date period of 2011. Growth in operating revenues at our Lifestyle Media segment of 12 percent in 2012 compared with 2011 contributed to the year-over-year increase in segment profit. Program payments exceeded the program amortization recognized in our statement of operations by $81.7 million for the year-to-date period of 2012 and $52.3 million for the year-to-date period of 2011, reducing cash provided by operating activities for those periods. Cash provided by operating activities is also impacted by payments for income taxes and interest totaling $179 million for the year-to-date period of 2012 and $98.9 million for the year-to-date period of 2011.

Investing Activities—Cash used in investing activities totaled $138 million for the year-to-date period of 2012. Cash provided by investing activities totaled $108 million for the year-to-date period of 2011.

On April 30, 2012 we acquired Travel Channel International, Ltd. (“TCI”) for net cash consideration of approximately $99.5 million.

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

In May 2011, we completed the sale of our Shopzilla business for total consideration of approximately $160 million. The consideration was comprised of approximately $150 million of cash and $10 million of deferred payment collected by the Company in the second quarter of 2012.

Financing Activities—Cash used in financing activities totaled $607 million for the year-to-date period of 2012 and $311 million for the year-to-date period of 2011.

Under a share repurchase program approved by the Board of Directors in June 2011, we were authorized to repurchase $1 billion of Class A Common shares. During the second quarter of 2012, we completed the repurchase of shares under the authorization following the acquisition of 4.6 million shares for approximately $250 million. For the year-to-date period of 2012, we repurchased 10.1 million shares for approximately $500 million. On June 30, 2011, we repurchased 6.4 million shares from The Edward W. Scripps Trust at a total cost of $300 million.

On July 31, 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

In February 2011, the noncontrolling owner in the Food Network partnership made a $52.8 million cash contribution to the partnership. Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by the partners prior to distribution based upon each partners’ ownership interest in the partnership. During the year-to-date period of 2012, remaining outstanding capital contributions had been returned to the respective partners. Cash distributions to Food Network’s noncontrolling interest were $80.3 million in the year-to-date period of 2012 and $44.7 million in the year-to-date period of 2011. In the second quarter of 2012, we made a $52.5 million distribution to Travel Channel’s noncontrolling interest. We expect cash distributions to noncontrolling interests will approximate $170 million in 2012.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2012, the Board of Directors approved an increase in the quarterly dividend rate to $.12 per share. Total dividend payments to shareholders of our common stock were $37.0 million in the year-to-date period of 2012 and $29.5 million in the year-to-date period of 2011. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

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

We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $500 million of Senior Notes in December 2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A 100 basis point increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $43.1 million and $45.6 million.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2012		As of December 31, 2011
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,619	$933,412	$884,545	$924,356
2.70% notes due in 2016	499,462	517,890	499,400	504,297

Total long-term debt	$1,384,081	$1,451,302	$1,383,945	$1,428,653

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $133 million at June 30, 2012, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such notes receivable is believed to approximate fair value.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. The change in fair value of non-designated contracts is included in current period earnings within our Miscellaneous, net caption. The gross notional value of foreign exchange rate derivative contracts were $234 million at June 30, 2012 and $239 million at December 31, 2011. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at June 30, 2012 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $23.0 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

We acquired Travel Channel International, Ltd. on April 30, 2012. This business has total net assets of approximately $107 million, subject to final asset valuation. We have excluded this business from management’s report on internal control over financial reporting, as permitted by SEC guidance, during the quarter ended June 30, 2012.

SCRIPPS NETWORKS INTERACTIVE, INC.

Index to Exhibits

Exhibit No.	Item

31(a)	Section 302 Certifications (filed herewith)

31(b)	Section 302 Certifications (filed herewith)

32(a)	Section 906 Certifications *

32(b)	Section 906 Certifications *

101.INS XBRL	Instance Document*

101.SCH XBRL	Taxonomy Extension Schema Document*

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*

101.LAB XBRL	Taxonomy Extension Label Linkbase Document*

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

E-1