Form 10-Q
period 2012-09-30
Scripps Networks Interactive, Inc.
filed 2012-11-09
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2012 there were 115,536,254 of the Registrant’s Class A Common shares outstanding and 34,317,173 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

3

ITEM 1A. RISK FACTORS

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 to be the most significant. There have been no material changes to the risk factors previously described in that 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Under a share repurchase program authorized by the Board of Directors on July 31, 2012, we were authorized to repurchase $1 billion of Class A Common shares. As of September 30, 2012, $1 billion remains available for repurchase under the authorization. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: November 9, 2012	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Administrative Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

5

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in thousands, except per share data)	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$439,238	$760,092
Accounts receivable (less allowances: 2012 - $5,344; 2011 - $5,000)	530,178	553,022
Programs and program licenses	392,141	336,305
Other current assets	71,203	66,549

Total current assets	1,432,760	1,715,968
Investments	477,551	455,267
Property and equipment, net	223,205	219,845
Goodwill	573,482	510,484
Other intangible assets, net	648,243	556,095
Programs and program licenses (less current portion)	367,642	299,089
Unamortized network distribution incentives	27,842	46,239
Other non-current assets	149,248	158,683

Total Assets	$3,899,973	$3,961,670

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,422	$12,482
Program rights payable	42,422	50,402
Customer deposits and unearned revenue	38,276	52,814
Employee compensation and benefits	47,694	49,920
Accrued marketing and advertising costs	7,662	6,838
Other accrued liabilities	64,440	60,443

Total current liabilities	209,916	232,899
Deferred income taxes	65,935	100,002
Long-term debt	1,384,148	1,383,945
Other liabilities (less current portion)	209,964	148,429

Total liabilities	1,869,963	1,865,275

Redeemable noncontrolling interest	115,722	162,750

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2012 - 115,461,988 shares; 2011 - 122,828,359 shares	1,155	1,228
Voting - authorized: 60,000,000 shares; issued and outstanding: 2012 - 34,317,173 shares; 2011 - 34,317,173 shares	343	343

Total	1,498	1,571
Additional paid-in capital	1,381,362	1,346,429
Retained earnings	272,750	364,073
Accumulated other comprehensive income (loss)	(24,701)	(33,347)

Total SNI shareholders’ equity	1,630,909	1,678,726
Noncontrolling interest	283,379	254,919

Total equity	1,914,288	1,933,645

Total Liabilities and Equity	$3,899,973	$3,961,670

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Operating Revenues:
Advertising	$377,212	$344,278	$1,150,663	$1,041,003
Network affiliate fees, net	175,308	148,185	514,866	441,750
Other	13,666	11,281	36,988	35,806

Total operating revenues	566,186	503,744	1,702,517	1,518,559

Cost of services, excluding depreciation and amortization of intangible assets	156,297	147,563	444,981	383,271
Selling, general and administrative	158,823	137,710	482,554	415,466
Depreciation	15,181	12,166	43,499	34,997
Amortization of intangible assets	13,797	10,570	35,933	31,474
Losses (gains) on disposal of property and equipment	16	(82)	102	(63)

Total costs and expenses	344,114	307,927	1,007,069	865,145

Operating income	222,072	195,817	695,448	653,414
Interest expense	(12,518)	(9,157)	(37,945)	(26,348)
Equity in earnings of affiliates	11,240	7,035	46,267	29,717
Miscellaneous, net	1,667	(23,972)	12,689	(23,504)

Income from continuing operations before income taxes	222,461	169,723	716,459	633,279
Provision for income taxes	65,653	33,183	211,277	174,866

Income from continuing operations, net of tax	156,808	136,540	505,182	458,413
Income (loss) from discontinued operations, net of tax		(6,552)		(61,252)

Net income	156,808	129,988	505,182	397,161
Less: net income attributable to noncontrolling interests	38,398	31,385	129,505	120,604

Net income attributable to SNI	$118,410	$98,603	$375,677	$276,557

Basic net income per share:
Income from continuing operations attributable to SNI common shareholders	$.79	$.65	$2.46	$2.03
Income (loss) from discontinued operations attributable to SNI common shareholders	.00	(.04)	.00	(.37)

Net income attributable to SNI common shareholders	$.79	$.61	$2.46	$1.66

Diluted net income per share:
Income from continuing operations attributable to SNI common shareholders	$.78	$.65	$2.44	$2.02
Income (loss) from discontinued operations attributable to SNI common shareholders	.00	(.04)	.00	(.37)

Net income attributable to SNI common shareholders	$.78	$.61	$2.44	$1.65

Amounts attributable to SNI:
Income from continuing operations	$118,410	$105,155	$375,677	$337,809
Income (loss) from discontinued operations		(6,552)		(61,252)

Net income attributable to SNI	$118,410	$98,603	$375,677	$276,557

See notes to condensed consolidated financial statements.

Net income per share amounts may not foot since each is calculated independently.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$156,808	$129,988	$505,182	$397,161

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax - 2012, ($563) and ($452); 2011, $873 and $754	19,673	(2,222)	7,003	(1,558)
Pension liability adjustments, net of tax - 2012, ($498) and ($1,374); 2011, ($196) and ($264)	561	(23)	1,751	84

Comprehensive income	177,042	127,743	513,936	395,687
Less: comprehensive income attributable to noncontrolling interests	38,528	31,201	129,613	120,710

Comprehensive income attributable to SNI	$138,514	$96,542	$384,323	$274,977

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net income	$505,182	$397,161
Loss (income) from discontinued operations		61,252

Income from continuing operations, net of tax	505,182	458,413
Depreciation and amortization of intangible assets	79,432	66,471
Amortization of network distribution costs	18,397	31,634
Program amortization	355,850	313,349
Equity in earnings of affiliates	(46,267)	(29,717)
Program payments	(478,931)	(375,485)
Capitalized network distribution incentives	(2,948)	(6,752)
Dividends received from equity investments	45,096	28,299
Deferred income taxes	(53,164)	(1,357)
Stock and deferred compensation plans	30,838	19,347
Changes in certain working capital accounts:
Accounts receivable	30,837	(9,090)
Other assets	(10,619)	(1,643)
Accounts payable	(5,381)	(1,104)
Accrued employee compensation and benefits	417	(5,271)
Accrued income taxes	(11,660)	25,221
Other liabilities	(19,727)	12,077
Other, net	(3,755)	7,800

Cash provided by (used in) continuing operating activities	433,597	532,192
Cash provided by (used in) discontinued operating activities		13,253

Cash provided by (used in) operating activities	433,597	545,445

Cash Flows from Investing Activities:
Additions to property and equipment	(34,058)	(37,355)
Purchase of long-term investments		(410,759)
Purchase of note receivable due from UKTV		(134,077)
Collections (funds advanced) on note receivable	13,613
Purchase of subsidiary companies, net of cash acquired	(119,036)
Purchase of noncontrolling interest		(3,400)
Other, net	(15,777)	2,854

Cash provided by (used in) continuing investing activities	(155,258)	(582,737)
Cash provided by (used in) discontinued investing activities	10,000	141,786

Cash provided by (used in) investing activities	(145,258)	(440,951)

Cash Flows from Financing Activities:
Increase in long-term debt		100,000
Dividends paid	(55,032)	(45,778)
Dividends paid to noncontrolling interests	(148,181)	(58,676)
Noncontrolling interest capital contribution		52,804
Repurchase of Class A common stock	(500,251)	(400,000)
Proceeds from stock options	89,019	18,667
Other, net	5,190	(6,505)

Cash provided by (used in) financing activities	(609,255)	(339,488)

Effect of exchange rate changes on cash and cash equivalents	62	399

Increase (decrease) in cash and cash equivalents	(320,854)	(234,595)

Cash and cash equivalents:
Beginning of year	760,092	549,897

End of period	$439,238	$315,302

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$39,599	$32,689
Income taxes paid	254,746	137,382

Non-Cash transactions:
Obligations incurred for purchase of intangible assets	$50,428
Contingent consideration liability	8,323

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	SNI Shareholders						Redeemable
(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Noncontrolling Interests (Temporary Equity)
Balance as of December 31, 2010	$1,676	$1,371,050	$414,972	$(11,525)	$145,973	$1,922,146	$158,148
Comprehensive income (loss)			276,557	(1,580)	109,892	384,869	10,818
Contribution by noncontrolling interest to Food Network Partnership					52,804	52,804
Effect of capital contributions to Food Network Partnership		25,368			(25,368)
Redemption of noncontrolling interest							(3,400)
Dividends paid to noncontrolling interest					(58,676)	(58,676)
Dividends: declared and paid - $.275 per share			(45,778)			(45,778)
Repurchase of 8,870,598 Class A Common shares	(88)	(74,828)	(325,084)			(400,000)
Stock-based compensation expense		18,912				18,912
Exercise of employee stock options: 554,360 shares issued	6	18,661				18,667
Other stock-based compensation, net: 249,068 shares issued; 212,012 shares repurchased; 4,467 shares forfeited		(9,108)				(9,108)
Tax benefits of compensation plans		4,984				4,984

Balance as of September 30, 2011	$1,594	$1,355,039	$320,667	$(13,105)	$224,625	$1,888,820	$165,566

Balance as of December 31, 2011	$1,571	$1,346,429	$364,073	$(33,347)	$254,919	$1,933,645	$162,750
Comprehensive income (loss)			375,677	8,646	124,141	508,464	5,472
Dividends paid to noncontrolling interests					(95,681)	(95,681)	(52,500)
Dividends: declared and paid - $.36 per share			(55,032)			(55,032)
Repurchase of 10,133,969 Class A Common shares	(101)	(88,182)	(411,968)			(500,251)
Stock-based compensation expense		25,305				25,305
Exercise of employee stock options: 2,544,948 shares issued	25	88,994				89,019
Other stock-based compensation, net: 314,000 shares issued; 91,350 shares repurchased	3	(1,770)				(1,767)
Tax benefits of compensation plans		10,586				10,586

Balance as of September 30, 2012	$1,498	$1,381,362	$272,750	$(24,701)	$283,379	$1,914,288	$115,722

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

The following table presents information about basic and diluted weighted-average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Weighted-average shares outstanding:
Basic	149,985	161,789	152,731	166,318
Dilutive effect of equity awards	1,216	487	1,174	996

Diluted weighted-average shares outstanding	151,201	162,276	153,905	167,314

Anti-dilutive share awards		4,049	825	1,652

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

4. Acquisitions

Travel Channel International - On April 30, 2012, we acquired Travel Channel International, Ltd. (“TCI”) for consideration of approximately $107 million. Assets acquired in the transaction included approximately $7.6 million of cash. TCI is an independent company headquartered in the United Kingdom that broadcasts in 21 languages to 128 countries across Europe, the Middle East, Africa, and Asia-Pacific.

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

RealGravity, Inc. - In January 2012, we acquired RealGravity, Inc. RealGravity is a California-based company that specializes in online video publishing technologies. The purchase price, which comprised both cash of $20 million and contingent consideration, has been allocated to the assets and liabilities of Real Gravity based upon preliminary estimates and are therefore subject to change. As of September 30, 2012, we have allocated $21.6 million of the purchase price to goodwill. The contingent consideration payable was estimated using probability-weighted discounted cash flow models and was valued at $8.3 million on the date of acquisition.

Pro forma results are not presented for any of the acquisitions completed during 2012 because the condensed consolidated results of operations would not be significantly different from reported amounts.

5. Other Charges and Credits

In August 2011, the Company announced that SNI would be acquiring a 50% equity interest in UKTV for £239 million and would also pay £100 million to acquire preferred stock and debt due to Virgin Media, Inc. from UKTV. To minimize the cash flow volatility resulting from British Pound to U.S. dollar currency exchange rate changes, we subsequently entered into foreign currency forward contracts that effectively set the U.S. dollar value for the transaction. We settled these foreign currency exchange forward contracts around the September 30, 2011 closing of the transaction and recognized losses from the contracts totaling $25.3 million. These losses reported within the “Miscellaneous” caption in our condensed consolidated statements of operations reduced net income attributed to SNI by $15.7 million.

Our tax provision in the third quarter of 2011 includes favorable adjustments attributed to reaching agreements with certain tax authorities for positions taken in prior period returns and adjustments to foreign income items, state apportionment factors and credits reflected in our filed tax returns. Net income attributable to SNI was increased $14.5 million.

During the second quarter of 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. We received consideration totaling approximately $160 million upon finalizing the sale of the business on May 31, 2011. The results of operations for this business have been retrospectively presented as discontinued operations within our condensed consolidated financial statements for all periods. Discontinued operations in the year-to-date period of 2011 reflect a loss on divestiture of $53.3 million related to the sale of the Shopzilla business. No income tax benefit related to the capital losses attributed to the sale was recognized.

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

6. Investments

The approximate ownership interest in each of our equity method investments and the carrying value of our investments were as follows:

(in thousands)		As of
	Ownership	September 30,	December 31,
	Interest	2012	2011
UKTV (includes preferred stock: 2012 - $32,397; 2011 - $31,068)	50.00%	$419,298	$401,987
HGTV Canada	33.00%	22,889	20,051
Food Canada	29.00%	14,565	12,769
Fox-BRV Southern Sports Holdings	7.25%	13,273	11,970
Oyster.com	24.01%	6,169	6,963
Food Network Magazine JV	50.00%	1,177	1,347
Other		180	180

Total investments		$477,551	$455,267

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

Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be $4.8 million for the remainder of 2012, $18.4 million in 2013, $18.4 million in 2014, $17.6 million in 2015, and $15.3 million in 2016.

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. No impairments were recognized on any of our investments in 2012 or 2011.

7. Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories which are described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$248,921	$248,921

Liabilities:
Derivative liability	$794		$794

Temporary equity:
Redeemable noncontrolling interest	$115,722			$115,722

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$587,617	$587,617
Derivative asset	5,820		$5,820

Total assets	$593,437	$587,617	$5,820

Temporary equity:
Redeemable noncontrolling interest	$162,750			$162,750

Derivatives include freestanding foreign currency forward contracts which are marked to market at each reporting period. We classify our foreign currency forward contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

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

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

	Redeemable Noncontrolling Interests
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Beginning period balance	$116,843	$163,087	$162,750	$158,148
Redemption of noncontrolling interest				(3,400)
Dividends paid to noncontrolling interest			(52,500)
Net income (loss) and fair value adjustment	(1,121)	2,479	5,472	10,659
Noncontrolling interest’s share of foreign currency translation				159

End period balance	$115,722	$165,566	$115,722	$165,566

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2012	2011
Goodwill	$573,482	$510,484

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution and other rights	566,936	514,944
Customer lists	90,509	87,107
Copyrights and other trade names	63,724	59,350
Acquired rights and other	76,392	8,008

Total carrying amount	797,561	669,409

Accumulated amortization:
Acquired network distribution and other rights	(91,039)	(70,082)
Customer lists	(39,154)	(28,981)
Copyrights and other trade names	(11,407)	(8,800)
Acquired rights and other	(7,718)	(5,451)

Total accumulated amortization	(149,318)	(113,314)

Total other intangible assets, net	648,243	556,095

Total goodwill and other intangible assets, net	$1,221,725	$1,066,579

Activity related to goodwill and amortizable intangible assets by business segment was as follows:

(in thousands)	Lifestyle Media	Corporate and other	Total
Goodwill:
Balance as of December 31, 2011	$510,484		$510,484
Additions - business acquisitions		$63,149	63,149
Foreign currency translation adjustment		(151)	(151)

Balance as of September 30, 2012	$510,484	$62,998	$573,482

Amortizable intangible assets:
Balance as of December 31, 2011	$556,029	$66	$556,095
Additions - business acquisitions		59,977	59,977
Addition of acquired rights	68,377		68,377
Foreign currency translation adjustment		(273)	(273)
Amortization	(34,173)	(1,760)	(35,933)

Balance as of September 30, 2012	$590,233	$58,010	$648,243

Separately acquired intangible assets reflect the acquisition of certain rights that will expand our opportunity for future revenues. Estimated amortization expense of intangible assets for each of the next five years is as follows: $13.2 million for the remainder of 2012, $53.1 million in 2013, $52.6 million in 2014, $43.8 million in 2015, $43.4 million in 2016 and $442.1 million in later years.

9. Long-Term Debt

Long-term debt consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2012	2011
3.55% senior notes due in 2015	$884,657	$884,545
2.70% senior notes due in 2016	499,491	499,400

Total long-term debt	$1,384,148	$1,383,945

Fair value of long-term debt*	$1,456,506	$1,428,653

*	The fair value of the long-term senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt of the same remaining maturity.

On December 1, 2011, SNI completed the sale of $500 million of aggregate principal amount Senior Notes. The Senior Notes mature on December 15, 2016 bearing interest at 2.70%. Interest is paid on the notes on June 15th and December 15th of each year.

On December 15, 2009, a majority-owned subsidiary of SNI issued a total of $885 million of aggregate principal amount Senior Notes through a private placement. The Senior Notes that mature on January 15, 2015 bear interest at 3.55%. Interest is paid on the notes on January 15th and July 15th of each year. The Senior Notes are guaranteed by SNI. Cox TMI, Inc., a wholly-owned subsidiary of Cox Communications, Inc. and 35% owner in the Travel Channel has agreed to indemnify SNI for all payments made in respect of SNI’s guarantee.

We have a Competitive Advance and Revolving Credit Facility (the “ Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 90 basis points and undrawn portions bearing interest at 10 basis points as of September 30, 2012.

The Facility and Senior Note agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

10. Other Liabilities

Other liabilities consisted of the following:

	As of
	September 30,	December 31,
(in thousands)	2012	2011
Liability for pension and post employment benefits	$71,208	$78,282
Deferred compensation	26,281	20,698
Liability for uncertain tax positions	61,341	48,038
Other	51,134	1,411

Other liabilities (less current portion)	$209,964	$148,429

The “Other” caption in the table above includes $40.7 million of obligations recognized for the purchase of intangible assets and $9.3 million for the estimated fair value of the Real Gravity contingent consideration liability.

11. Foreign Exchange Risk Management

In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we may enter into derivative instruments, principally forward foreign currency contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. All of our forward contracts are designated as freestanding derivatives and are designed to minimize foreign currency exposures between the U.S. Dollar and British Pound. We do not enter into currency exchange rate derivative instruments for speculative purposes.

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts outstanding was $234 million at September 30, 2012 and $239 million at December 31, 2011. We held no foreign currency derivative financial instruments at September 30, 2011.

We recognized $11.7 million of losses in 2012 from these forward contracts which are reported in the miscellaneous, net caption in the condensed consolidated statements of operations. The losses from these forward contracts are more than offset by foreign exchange transaction gains of $21.4 million that are also recorded in the miscellaneous, net caption in our consolidated financial statements.

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

Our condensed consolidated balance sheets include a redeemable noncontrolling interest balance of $116 million at September 30, 2012 and $163 million at December 31, 2011.

Noncontrolling Interest

A noncontrolling interest holds a 31% residual interest in the Food Network partnership, which is comprised of the Food Network and the Cooking Channel. The Food Network partnership agreement specifies a dissolution date of December 31, 2012. The partners are currently discussing an extension of the term of the partnership. If the term of the partnership is not extended prior to the specified dissolution date, the agreement permits the partnership to be reconstituted and its business continued. There are also other options for continuing the business of the partnership, which the Company is considering, including offering to purchase the approximate 31% interest from the noncontrolling partner. We expect that the partners, or the management committee of the partnership, will take action prior to December 31, 2012 to continue the partnership.

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

For the year-to-date period of 2012, the Company granted 0.6 million stock options and 0.4 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $5.5 million for the third quarter of 2012 and $4.8 million for the third quarter of 2011. Year-to-date share based compensation costs totaled $25.3 million in 2012 and $17.4 million in 2011. Compensation costs of share options are estimated on the date of grant using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

As of September 30, 2012, $4.9 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.7 years. In addition, $20.3 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 1.9 years.

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

On July 31, 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. As of September 30, 2012, $1 billion remains available for repurchase under the authorization. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

14. Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Interest cost	$806	$957	$2,406	$2,728
Expected return on plan assets, net of expenses	(935)	(730)	(2,635)	(2,212)
Actuarial (gain)/loss	513	48	1,563	79

Total for defined benefit plans	384	275	1,334	595
Supplemental executive retirement plan (“SERP”)	923	648	2,723	1,624
Defined contribution plans	3,213	2,704	11,568	10,734

Total	$4,520	$3,627	$15,625	$12,953

We contributed $0.6 million to fund current benefit payments for our nonqualified supplemental executive retirement plan (“SERP”) during the year-to-date period of 2012. We anticipate contributing $4.0 million to fund the SERP’s benefit payments during the remainder of fiscal 2012. We made contributions totaling $9.2 million to our SNI Pension Plan during 2012.

15. Segment Information

The Company determines its operating segments based upon our management and internal reporting structure. We manage our operations through one reportable operating segment, Lifestyle Media.

Lifestyle Media includes our national television networks, Food Network, HGTV, Travel Channel, DIY Network, Cooking Channel and GAC. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. The Food Network and Cooking Channel are included in the Food Network partnership of which we own approximately 69%. We also own 65% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees paid by cable and satellite television systems.

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

Each of our businesses may provide advertising, programming or other services to one another. In addition, certain corporate costs and expenses, including information technology, pensions and other employee benefits, and other shared services, are allocated to our businesses. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business.

Our chief operating decision maker evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Information regarding our segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Segment operating revenues:
Lifestyle Media	$551,917	$496,257	$1,671,516	$1,497,163
Corporate and other/intersegment eliminations	14,269	7,487	31,001	21,396

Total operating revenues	$566,186	$503,744	$1,702,517	$1,518,559

Segment profit (loss):
Lifestyle Media	$273,033	$235,741	$848,089	$769,205
Corporate and other	(21,967)	(17,270)	(73,107)	(49,383)

Total segment profit	251,066	218,471	774,982	719,822
Depreciation and amortization of intangible assets	(28,978)	(22,736)	(79,432)	(66,471)
Gains (losses) on disposal of property and equipment	(16)	82	(102)	63
Interest expense	(12,518)	(9,157)	(37,945)	(26,348)
Equity in earnings of affiliates	11,240	7,035	46,267	29,717
Miscellaneous, net	1,667	(23,972)	12,689	(23,504)

Income from continuing operations before income taxes	$222,461	$169,723	$716,459	$633,279

	As of
	September 30,	December 31,
(in thousands)	2012	2011
Assets:
Lifestyle Media	$2,736,795	$2,794,040
Corporate and other	1,163,178	1,167,630

Total assets	$3,899,973	$3,961,670

No single customer provides more than 10% of our total operating revenues.

16. Subsequent Event

The Edward W. Scripps Trust (the “Trust”), which has controlled SNI since it became an independent publicly traded company in 2008, ended on October 18, 2012 upon the death of Robert P. Scripps, a grandson of the founder. He was the last of Edward W. Scripps’ descendants upon whom the duration of the Trust was based.

All of the assets of the Trust, including Class A Common Shares and Common Voting Shares of Scripps Networks Interactive, will be distributed to certain descendants of Edward W. Scripps.

As of September 30, 2012, the Trust owned 28.4 percent of the Company’s outstanding 115.5 million Class A Common Shares and 93.5 percent of the outstanding 34.3 million Common Voting Shares. Together those shares represent 43 percent of the economic interest in the Company.

Certain surviving Trust beneficiaries, and certain members of the John P. Scripps family and trusts for their benefit, are signatories to an agreement that governs the transfer of Common Voting Shares. The agreement, known as the Scripps Family Agreement, becomes effective with the Trust’s termination. Upon distribution, shares held under the agreement will represent approximately 98.5 percent of the Common Voting shares.

The Scripps Family Agreement also sets forth a process for the family to vote its shares on Company matters, including the election of directors. Two of Edward W. Scripps’ great-grandchildren, Nackey E. Scagliotti and Mary M. Peirce, currently serve as directors of the Company.

The distribution of the Trust’s assets will occur following customary legal proceedings. Until such distribution, the Trust will be the record holder of the shares referenced herein.

In 2011, the Trustees of the Trust filed a Petition for Instructions and Declaratory Relief with an Ohio Probate Court that seeks (i) to prepare for the administration of the Trust following its eventual termination, (ii) to determine the identities of named beneficiaries and the identities of others who may be entitled to distributions from the Trust, (iii) to authorize, subject to clause (iv) below, the Trustees to continue the investment and management of the Trust’s assets during the period between Trust termination and final distribution of assets (“winding-up period”), (iv) to authorize the Trustees to vote the Common Voting Shares of the Company during the winding-up period in accordance with the procedures set forth in the Scripps Family Agreement and (v) to confirm the Trustees’ views on a number of other issues. The Petition was filed under seal in accordance with Ohio court rules, and the parties to the action are bound by a protective order issued by the Court that limits disclosure with respect to the proceedings.

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

We manage our operations through our reportable operating segment, Lifestyle Media. Lifestyle Media includes our national television networks, Food Network, HGTV, Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country (“GAC”). Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. Our Lifestyle Media branded websites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

We also have established lifestyle media brands internationally. Our lifestyle-oriented channels are available in the United Kingdom, other European markets, the Middle East, Africa and Asia-Pacific.

The growth of our international business both organically and through acquisitions and joint ventures continues to be a strategic priority of the Company. In the second quarter of 2012, we completed the acquisition of Travel Channel International (“TCI”) for consideration of approximately $107 million. TCI is an independent company headquartered in the United Kingdom that broadcasts in 21 languages to 128 countries across Europe, the Middle East, Africa, and Asia-Pacific. At the end of the third quarter of 2011, we acquired a 50 percent interest in UKTV. UKTV is one of the United Kingdom’s leading multi-channel television programming companies. Final consideration paid in the transaction consisted of approximately $395 million to purchase preferred stock and common equity interest in UKTV and approximately $137 million to acquire debt due to Virgin Media, Inc. from UKTV. We began recognizing our proportionate share of the results from UKTV’s operations on October 1, 2011.

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

Our businesses earn revenues principally from advertising sales, affiliate fees and ancillary sales, including the sale and licensing of consumer products. Programming expenses, employee costs, and sales and marketing expenses are our primary operating costs.

Operating revenues from our continuing operations in the third quarter of 2012 increased 12 percent to $566 million compared with the same period a year ago, while segment profit for the period was $251 million compared with $218 million a year earlier, a 15 percent increase. Operating revenues from our continuing operations for the year-to-date period of 2012 increased 12 percent to $1.7 billion compared with $1.5 billion for the same period in 2011. Segment profit for the year-to-date period of 2012 was $775 million compared with $720 million for the same period in 2011, a 7.7 percent increase.

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

RESULTS OF OPERATIONS

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups and create content for new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated results of operations were as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Operating revenues	$566,186	$503,744	12.4%	$1,702,517	$1,518,559	12.1%
Cost of services, excluding depreciation and amortization of intangible assets	(156,297)	(147,563)	5.9%	(444,981)	(383,271)	16.1%
Selling, general and administrative	(158,823)	(137,710)	15.3%	(482,554)	(415,466)	16.1%
Depreciation and amortization of intangible assets	(28,978)	(22,736)	27.5%	(79,432)	(66,471)	19.5%
Gains (losses) on disposal of property and equipment	(16)	82		(102)	63

Operating income	222,072	195,817	13.4%	695,448	653,414	6.4%
Interest expense	(12,518)	(9,157)	36.7%	(37,945)	(26,348)	44.0%
Equity in earnings of affiliates	11,240	7,035	59.8%	46,267	29,717	55.7%
Miscellaneous, net	1,667	(23,972)		12,689	(23,504)

Income from continuing operations before income taxes	222,461	169,723	31.1%	716,459	633,279	13.1%
Provision for income taxes	(65,653)	(33,183)	97.9%	(211,277)	(174,866)	20.8%

Income from continuing operations, net of tax	156,808	136,540	14.8%	505,182	458,413	10.2%
Income (loss) from discontinued operations, net of tax		(6,552)			(61,252)

Net income	156,808	129,988	20.6%	505,182	397,161	27.2%
Net income attributable to noncontrolling interests	(38,398)	(31,385)	22.3%	(129,505)	(120,604)	7.4%

Net income attributable to SNI	$118,410	$98,603	20.1%	$375,677	$276,557	35.8%

The increase in operating revenues for the third quarter of 2012 and the year-to-date period of 2012 compared with the prior-year periods was due primarily to solid growth in advertising sales and affiliate fee revenue from our national television networks. Advertising revenues from our national networks increased $31.7 million or 9.2 percent for the third quarter of 2012 compared with the third quarter of 2011. For the year-to-date period of 2012, advertising revenues were up $107 million or 10 percent compared with the same period a year ago. The increase in advertising revenues reflects strong pricing and sales in the upfront advertising market. Affiliate fee revenues at our national television networks increased $21.9 million or 15 percent in the third quarter of 2012 compared with the third quarter of 2011. For the year-to-date period of 2012 compared with the year-to-date period of 2011, affiliate fee revenues were up $64 million or 15 percent. The increase in affiliate fee revenues is primarily due to contractual rate increases achieved on contracts renewed in 2012 as well as scheduled rate increases on existing contracts at our networks.

Cost of services, which are comprised of program amortization and the costs associated with distributing our content, increased 5.9 percent in the third quarter of 2012 and 16 percent for the year-to-date period of 2012 compared with the respective periods in 2011. Program amortization attributed to our continued investment in the improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $1.5 million in the third quarter of 2012 compared with the third quarter of 2011. An $11.4 million decrease in program asset write-downs during the third quarter of 2012 compared with the third quarter of 2011 impacted the period-over-period fluctuation in program amortization. For the year-to-date period of 2012 compared with 2011, the majority of the increase in costs of services was attributed to the $42.5 million increase in program amortization.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities. Selling, general and administrative expenses increased 15 percent in the third quarter of 2012 and 16 percent for the year-to-date period of 2012 compared with the respective periods in 2011. Increases in marketing costs to promote our programming initiatives, the hiring of additional employees to support the growth of our businesses and the costs associated with both international expansion initiatives and other interactive and digital business initiatives contributed to the increase in selling, general and administrative expenses.

Interest expense increased in 2012 primarily due to higher debt levels. In December of 2011, we issued $500 million aggregate principal amount of 2.70% Senior Notes. We expect interest expense will be $45 million to $50 million in 2012.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. In 2011, we acquired a 50% interest in UKTV and began to recognize our proportionate share of the results from UKTV’s operations on October 1, 2011. Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Accordingly, equity in earnings of affiliates in the third quarter of 2012 includes both our $6.3 million proportionate share of UKTV’s results reduced by amortization on the UKTV investment of $4.5 million. For the year-to-date period of 2012, equity in earnings of affiliates includes our $26.5 million proportionate share of UKTV’s results reduced by amortization on the UKTV investment of $13.6 million.

We recognized foreign exchange gains of $1.6 million during the third quarter of 2012 and $9.7 million for the year-to-date period of 2012. These gains, reported within the “Miscellaneous, net” caption in our condensed consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances. During the third quarter of 2011, we entered into foreign currency forward contracts to minimize the cash flow volatility related to the investment in UKTV. These foreign currency forward contracts effectively set the U.S. dollar value for the UKTV transaction. We settled these foreign currency forward contracts around the September 30, 2011 closing of the transaction and recognized losses from the contracts totaling $25.3 million. These losses are reported within the “Miscellaneous” caption in our consolidated statements of operations.

Our third quarter of 2012 effective income tax rate was 29.5 percent compared with 19.6 percent for the third quarter of 2011. The income tax provision in the third quarter of 2011 includes $14.5 million of favorable adjustments attributed to reaching agreements with certain tax authorities for positions taken in prior period returns and adjustments to foreign income items, state apportionment factors and credits reflected in our filed tax returns. For the year-to-date period of 2012, our effective income tax rate was 29.5 percent compared with 27.6 percent for the year-to-date period of 2011. In addition to the impact of the third quarter 2011 adjustments noted above, our year-to-date effective tax rate in 2012 was favorably impacted by changes in the allocation of income to various tax jurisdictions.

In August 2010, we contributed the Cooking Channel to the Food Network Partnership (the “Partnership”). At the close of our 2010 fiscal year, the noncontrolling owner had not made a required pro-rata capital contribution to the Partnership and as a result its ownership interest was diluted from 31 percent to 25 percent. Accordingly, for the four months following the Cooking Channel contribution, profits from the Partnership were allocated to the noncontrolling owner at its reduced ownership percentage. During the first quarter of 2011, the noncontrolling interest made the pro-rata contribution to the Partnership and its ownership interest was restored to 31 percent as if the contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact of restoring the noncontrolling owner’s interest in the Partnership increased net income attributable to noncontrolling interest $8.0 million in the first quarter of 2011. Excluding the impact of restoring the noncontrolling owner’s interest in the Partnership, net income attributable to noncontrolling interests increased 15 percent for the year-to-date period of 2012 compared with the year-to-date period of 2011 reflecting the growing profitability of the Food Network partnership.

Business Segment Results - As discussed in Note 15—Segment Information to the condensed consolidated financial statements, our chief operating decision maker evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Items excluded from segment profit generally result from decisions made in prior periods or from decisions made by corporate executives rather than the managers of our businesses. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are therefore excluded from the measure. Financing, tax structure and divestiture decisions are generally made by corporate executives. Excluding these items from the performance measure of our businesses enables us to evaluate operating performance based upon current economic conditions and decisions made by the managers of those businesses in the current period.

Information regarding the operating performance of our segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Segment operating revenues:
Lifestyle Media	$551,917	$496,257	11.2%	$1,671,516	$1,497,163	11.6%
Corporate and other/intersegment eliminations	14,269	7,487	90.6%	31,001	21,396	44.9%

Total operating revenues	$566,186	$503,744	12.4%	$1,702,517	$1,518,559	12.1%

Segment profit (loss):
Lifestyle Media	$273,033	$235,741	15.8%	$848,089	$769,205	10.3%
Corporate and other	(21,967)	(17,270)	27.2%	(73,107)	(49,383)	48.0%

Total segment profit	251,066	218,471	14.9%	774,982	719,822	7.7%
Depreciation and amortization of intangible assets	(28,978)	(22,736)	27.5%	(79,432)	(66,471)	19.5%
Gains (losses) on disposal of property and equipment	(16)	82		(102)	63
Interest expense	(12,518)	(9,157)	36.7%	(37,945)	(26,348)	44.0%
Equity in earnings of affiliates	11,240	7,035	59.8%	46,267	29,717	55.7%
Miscellaneous, net	1,667	(23,972)		12,689	(23,504)

Income from continuing operations before income taxes	$222,461	$169,723	31.1%	$716,459	$633,279	13.1%

Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia, operating results from the international licensing of our national networks’ programming, and the costs associated with both international expansion initiatives and other interactive and digital business initiatives. Operating results from these initiatives increased the segment loss at corporate and other by $5.4 million in the third quarter of 2012 and $17.2 million for the year-to-date period of 2012 compared with $2.1 million in the third quarter of 2011 and $4.3 million for the year-to-date period of 2011.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Operating income	$222,072	$195,817	$695,448	$653,414
Depreciation and amortization of intangible assets:
Lifestyle Media	26,602	22,226	73,919	64,931
Corporate and other	2,376	510	5,513	1,540
Losses (gains) on disposal of property and equipment:
Lifestyle Media	17	(82)	103	(63)
Corporate and other	(1)		(1)

Total segment profit	$251,066	$218,471	$774,982	$719,822

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

Operating results for Lifestyle Media were as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Segment operating revenues:
Advertising	$374,583	$342,876	9.2%	$1,145,017	$1,037,529	10.4%
Network affiliate fees, net	168,353	146,411	15.0%	500,816	436,817	14.7%
Other	8,981	6,970	28.9%	25,683	22,817	12.6%

Total segment operating revenues	551,917	496,257	11.2%	1,671,516	1,497,163	11.6%

Segment costs and expenses:
Cost of services	147,955	143,453	3.1%	425,812	371,655	14.6%
Selling, general and administrative	130,929	117,063	11.8%	397,615	356,303	11.6%

Total segment costs and expenses	278,884	260,516	7.1%	823,427	727,958	13.1%

Segment profit	$273,033	$235,741	15.8%	$848,089	$769,205	10.3%

Supplemental Information:
Billed network affiliate fees	$173,642	$157,009		$519,213	$467,894
Program payments	163,831	131,503		474,091	371,449
Depreciation and amortization	26,602	22,226		73,919	64,931
Capital expenditures	12,076	11,326		27,931	33,660

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold, and audience impressions delivered by our programming. High single digit pricing growth in the upfront advertising market was the primary contributor to our advertising revenue increases in both the third quarter of 2012 and year-to-date period of 2012 compared with the respective periods in 2011.

Distribution agreements with cable and satellite television systems require distributors to pay SNI fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. The increase in network affiliate fees for the third quarter and year-to-date periods of 2012 compared with 2011 was primarily due to contractual rate increases achieved on contracts renewed in 2012 as well as scheduled rate increases on existing contracts at our networks. The number of subscribers receiving our networks was relatively flat in 2012 compared with 2011.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $0.4 million in the third quarter of 2012 compared with the third quarter of 2011. An $11.4 million decrease in program asset write-downs during the third quarter of 2012 compared with the third quarter of 2011 impacted the period-over-period fluctuation in program amortization. For the year-to-date period of 2012 compared with 2011, program amortization increased $40.7 million. Program amortization is expected to increase 13 percent to 15 percent for the full year of 2012 compared with 2011.

The increase in selling, general and administrative expenses in 2012 compared with 2011 reflects an increase in employee compensation and benefits reflecting the hiring of additional employees to support the growth of Lifestyle Media, higher building rent and facility costs, and an increase in marketing and promotion costs at our television networks.

Supplemental financial information for Lifestyle Media is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Operating revenues by brand:
Food Network	$198,872	$180,008	10.5%	$616,162	$541,539	13.8%
HGTV	195,363	180,663	8.1%	586,073	541,193	8.3%
Travel Channel	68,893	62,579	10.1%	209,254	194,881	7.4%
DIY	29,852	23,693	26.0%	91,221	76,080	19.9%
Cooking Channel	21,643	16,580	30.5%	63,863	47,781	33.7%
GAC	6,945	6,063	14.5%	16,927	18,423	(8.1)%
Digital Businesses	27,726	24,695	12.3%	78,446	71,470	9.8%
Other	2,623	2,081	26.0%	9,767	6,512	50.0%
Intrasegment eliminations		(105)		(197)	(716)

Total segment operating revenues	$551,917	$496,257	11.2%	$1,671,516	$1,497,163	11.6%

Subscribers (1):
Food Network				99,100	99,400	(0.3)%
HGTV				98,400	98,600	(0.2)%
Travel Channel				94,200	94,600	(0.4)%
DIY				57,100	53,500	6.7%
Cooking Channel				59,200	57,400	3.1%
GAC				61,700	59,200	4.2%

(1)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $439 million at September 30, 2012 and $760 million at December 31, 2011. We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. There were no outstanding borrowings under the Facility at September 30, 2012.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs and repay debt. We expect cash flow from operating activities in 2012 will provide sufficient liquidity to continue the development of brands and to fund the capital expenditures to support our business.

Cash Flows

Cash and cash equivalents decreased $321 million for the nine months ended 2012 and decreased $235 million for the nine months ended 2011. Components of these changes are discussed below in more detail.

Operating Activities – Cash provided by operating activities totaled $434 million for the nine months ended 2012 and $545 million for the nine months ended 2011.

Segment profit generated from our business segments totaled $775 million for the year-to-date period of 2012 and $720 million for the year-to-date period of 2011. Growth in operating revenues at our Lifestyle Media segment of 12 percent in 2012 compared with 2011 contributed to the year-over-year increase in segment profit. Program payments exceeded the program amortization recognized in our statement of operations by $123 million for the year-to-date period of 2012 and $62.1 million for the year-to-date period of 2011, reducing cash provided by operating activities for those periods. Cash provided by operating activities is also impacted by payments for income taxes and interest totaling $294 million for the year-to-date period of 2012 and $170 million for the year-to-date period of 2011.

Investing Activities – Cash used in investing activities totaled $145 million for the year-to-date period of 2012 and $441 million for the year-to-date period of 2011.

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

Financing Activities – Cash used in financing activities totaled $609 million for the year-to-date period of 2012 and $339 million for the year-to-date period of 2011.

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

In February 2011, the noncontrolling owner in the Food Network partnership made a $52.8 million cash contribution to the partnership. Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by the partners prior to distribution based upon each partners’ ownership interest in the partnership. During the year-to-date period of 2012, remaining outstanding capital contributions had been returned to the respective partners. Cash distributions to Food Network’s noncontrolling interest were $95.7 million in the year-to-date period of 2012 and $58.7 million in the year-to-date period of 2011. In the second quarter of 2012, we made a $52.5 million distribution to Travel Channel’s noncontrolling interest. We expect cash distributions to noncontrolling interests will approximate $170 million in 2012.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2012, the Board of Directors approved an increase in the quarterly dividend rate to $.12 per share. Total dividend payments to shareholders of our common stock were $55.0 million in the year-to-date period of 2012 and $45.8 million in the year-to-date period of 2011. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

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

We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $500 million of Senior Notes in December 2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A 100 basis point increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $40.5 million and $20.3 million.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2012		As of December 31, 2011
	Cost	Fair	Cost	Fair
(in thousands)	Basis	Value	Basis	Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,657	$933,988	$884,545	$924,356
2.70% notes due in 2016	499,491	522,518	499,400	504,297

Total long-term debt	$1,384,148	$1,456,506	$1,383,945	$1,428,653

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $129 million at September 30, 2012, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such notes receivable is believed to approximate fair value.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. The change in fair value of non-designated contracts is included in current period earnings within our Miscellaneous, net caption. The gross notional value of foreign exchange rate derivative contracts were $234 million at September 30, 2012 and $239 million at December 31, 2011. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at September 30, 2012 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $23.5 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

We acquired Travel Channel International, Ltd. on April 30, 2012. This business has total net assets of approximately $107 million, subject to final asset valuation. We have excluded this business from management’s report on internal control over financial reporting, as permitted by SEC guidance, during the quarter ended September 30, 2012.

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