Form 10-K
period 2012-12-31
Scripps Networks Interactive, Inc.
filed 2013-03-01
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-34004

SCRIPPS NETWORKS INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Ohio	61-1551890
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

9721 Sherrill Boulevard
Knoxville, Tennessee	37932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (865) 694-2700

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:	New York Stock Exchange
Class A Common shares, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant on June 30, 2012, was approximately $4,746,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and The Edward W. Scripps Trust have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.

As of January 31, 2013, there were 114,064,119 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 34,317,173 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2013 annual meeting of shareholders.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

As used in this Annual Report on Form 10-K, the terms “SNI,” “the Company,” “we,” “our” or “us” may, depending on the context, refer to Scripps Networks Interactive, Inc., to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

ADDITIONAL INFORMATION

Our Company website is www.scrippsnetworksinteractive.com. Copies of all of our SEC filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. Our website also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Ethics Policy and our Code of Business Conduct and Ethics for the CEO and Senior Financial Officers. All of these documents are also available to shareholders in print upon request.

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

We manage our operations through our reportable operating segment, Lifestyle Media. Lifestyle Media includes our national television networks, Food Network, Home and Garden Television (“HGTV”), Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country (“GAC”). Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories.

We also have established lifestyle media brands internationally. Our lifestyle-oriented channels are available in the United Kingdom, other European markets, the Middle East, Africa and Asia-Pacific. The results for our international businesses are not separately identified as a reportable segment and are included within our corporate and other segment caption.

Our businesses earn revenue principally from advertising sales, affiliate fees and ancillary sales, including the sale and licensing of consumer products. Programming expenses, employee costs, and sales and marketing expenses are our primary operating costs.

We seek to engage audiences that are highly desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the Internet and any other media platforms consumers choose. We intend to expand and enhance our lifestyle brands through the creation of popular new programming and content, the use of new distribution platforms, such as mobile phones and video-on-demand, the licensing and sale of branded consumer products and through international expansion.

BUSINESS SEGMENTS

Lifestyle Media

Our Lifestyle Media business segment includes six national television networks and our portfolio of related interactive lifestyle brands. Five of the networks are available in high-definition; HGTV-HD, Food Network-HD, Travel Channel-HD, DIY Network-HD and Cooking Channel-HD. The segment generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. In 2012, revenues from advertising sales and affiliate fees were approximately 69 percent and 30 percent, respectively, of total revenue for the Lifestyle Media segment. Our Lifestyle Media segment also earns revenue from the licensing of its content to third parties and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

The advertising revenue generated by our national television networks depends on the viewership ratings as determined by Nielsen Media Research and other third-party research companies and the advertising rates paid by advertisers for the company to deliver advertisements to certain viewer demographics. Revenue from advertising is subject to seasonality, market-based variations and general economic conditions. Advertising revenue is typically highest in the second and fourth quarters. HGTV, Food Network, and Cooking Channel and their targeted home and food programming categories appeal strongly to women viewers with higher incomes in the 18 to 49 age range and 25 to 54 age range, audience demographics that are traditionally valued by advertisers. Travel Channel and its targeted travel-based programming appeal to viewers who are more affluent than the average cable viewer and skews slightly toward adult men in the 18 to 49 age range. GAC appeals to women viewers, while DIY Network typically has a higher percentage of adult male viewers. Advertising revenue can fluctuate relative to the popularity of specific programs, blocks of programming during defined periods of the day and seasonal demand of advertisers.

Affiliate fee revenues are negotiated with individual cable television and direct-to-home satellite operators and other distributors. The negotiations typically result in multi-year carriage agreements with scheduled rate increases. As an incentive to obtain long-term distribution agreements for our networks, we have made cash payments to cable and direct-to-home satellite operators, provided an initial period during which a distributor’s affiliate fee payments are waived, or both. The amount of the fee we receive is determined by the number of subscribers with access to our network programming.

Programming expense, employee costs, and sales and marketing expenses are the primary operating costs of our Lifestyle Media segment. Program amortization represented 43 percent of Lifestyle Media expenses in 2012 reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

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

The lifestyle websites also consist of other digital services including HGTVRemodels.com (formerly HGTVPro.com), which appeals to construction professionals and advanced do-it-yourself enthusiasts; Food.com (formerly Recipezaar.com), a recipe-sharing social networking website; FrontDoor.com, a local real estate search and consumer information site that features millions of home listings and thousands of videos. The lifestyle websites accounted for about 5 percent of the segment’s total revenue in 2012. The strategic focus of the lifestyle interactive businesses is to grow advertising revenues by increasing the number of page views and video plays and attracting more unique visitors to our websites through site enhancements and adding more video. Our strategy also includes attracting a broader audience through the placement of our video programming on national video streaming sites and developing new sources of revenue that capitalize on traffic growth at our websites.

We also have a 7.25 percent ownership interest in Fox-BRV Southern Sports Holdings LLC, which comprises the Sports South and Fox Sports Net South regional television networks, and 50 percent ownership interests in Food Network Magazine JV and HGTV Magazine JV.

Food Network

Food Network is a leading cable and satellite television network that has been credited with redefining the television food genre. The network engages viewers with likable hosts and personalities who explore interesting and different ways to approach food and food-related topics. Food Network is available in approximately 100 million U.S. television households. The Company currently owns approximately 69 percent of the Food Network and is the managing partner. The Tribune Company has a noncontrolling interest of approximately 31 percent in Food Network.

Food Network programming content attracts audiences interested in food-related topics such as food preparation, dining out, entertaining, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative.

Despite some ratings softness experienced by the network in the fourth quarter, Food Network had its highest viewership levels in the history of the network in 2012. Programming highlights included Food Network Star; Diners, Drive-ins and Dives; Restaurant Impossible; and Chopped. Many of the programs on Food Network feature or are hosted by high-profile television personalities such as Anne Burrell, Guy Fieri, Bobby Flay, Robert Irvine, Giada De Laurentiis, and Rachael Ray.

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

The network was a top rated cable network in 2012 with solid prime-time ratings. Programming highlights included HGTV Design Star, House Hunters, and House Hunters International. The network also has developed successful programming events, including the HGTV Dream Home Giveaway, HGTV Green Home Giveaway, HGTV Urban Oasis Giveaway, annual live coverage of the Rose Bowl Parade and successful competition programming like Design Star and All American Handyman.

Travel Channel

We acquired a controlling interest in the Travel Channel business in December 2009, giving the Company its third fully-distributed lifestyle network. Travel Channel is a leading travel multi-media brand, offering quality television, video and mobile entertainment and information to travel enthusiasts. The network has grown into one of the largest specialty cable networks in the U.S., available in approximately 95 million domestic television households.

Programming highlights in 2012 included Baggage Battles, Hotel Impossible, Bizzare Foods, Off Limits, and Ghost Adventures.

DIY Network

DIY Network is America’s only television network dedicated solely to presenting entertaining and informational programming and content across a broad range of do-it-yourself categories including home building, home improvement, crafts, gardening, and landscaping. The network is available in approximately 58 million U.S. households via cable and direct-to-home satellite television services.

Cooking Channel

The Cooking Channel was launched in May 2010 to take advantage of the expanding interest in food and cooking programming in the United States. Cooking Channel caters to avid food lovers by focusing on food information and instructional cooking programming. The network delivers content focused on baking, ethnic cuisine, wine and spirits, healthy and vegetarian cooking and kids’ foods. Cooking Channel is available in about 60 million households. The Company owns a 69 percent controlling interest in the network.

Great American Country (GAC)

Distributed in the U.S. via cable and direct-to-home satellite television services, the network reaches about 63 million households with original programming, music videos and concerts. The network strives to provide its viewers with programming that celebrates the country lifestyle that includes the country music experience.

Foodnetwork.com

Foodnetwork.com is a top food and cooking destination on the web. With more than 62,000 recipes from television’s best celebrity chefs and our own kitchens, the site features an ever-growing collection of recipes, tips, how-to videos, menus and photo galleries that make cooking fun and delicious any time, from quick weekday dinners to easygoing weekend parties. The site is also Food Network fans’ go-to spot for the latest updates—and exclusive interactive features like live votes, restaurant information, chefs’ bios and blogs—highlighting popular shows such as Food Network Star, Next Iron Chef, Chopped and dozens more. Foodnetwork.com site utilizes Food Network’s programming library even as it evolves daily with original programming and new content around holidays such as Thanksgiving, Easter, Christmas, Cinco de Mayo and other events and topics of interest including healthy eating, the Super Bowl, grilling and family celebrations.

Food.com

Food.com is one of the largest online cooking communities, with 475,000 plus recipes and millions of reviews, photos and tips from everyday food lovers – plus, menu planning tools, contests and more. Food.com is the ultimate destination for easy meals and family-friendly recipes.

Food Network Magazine (50% owned)

Food Network Magazine brings passion, fun, and personalities around food to the table. Each issue features various Food Network talent throughout its pages and provides a behind-the-scenes look at their shows and kitchens. In addition, the magazine showcases great kitchen tools, food products, new restaurants, original recipes and the best food across America. Food Network Magazine appeals to food lovers and Food Network fans of all ages and culinary abilities, offering pages of accessible recipes and tips on entertaining.

Cookingchanneltv.com

Cookingchanneltv.com celebrates all things food. Whether a curious cook or an adventurous, on-the-move eater, there is something for all tastes, including fresh web series, how-tos, global cuisine info, pop food news, cocktails, road food, hidden gems and hot new trends – plus seasonal and holiday ideas.

HGTV.com

HGTV.com is one of the nation’s leading online home-and-garden destinations, with makeovers, how-tos, entertaining videos and thousands of designer photos. The website has more than 5.5 million unique visitors a month. The site features popular giveaways like HGTV Dream Home, HGTV Green Home and Urban Oasis and blogs like “Design Happens” where original video series like “Weekday Crafternoon” are released each week. The website also contains 3,000 plus room design examples in “Designers’ Portfolio” as well as more than 15,000 overall articles and thousands of short form videos. The site features content from the popular features like “Help Around the Home” and ongoing hot design trends. The site contains hundreds of full episodes and related content from on-air TV shows, like Property Brothers and Kitchen Cousins.

HGTV Magazine (50% owned)

HGTV Magazine gives readers inspiring, real-life solutions for all the things that homeowners deal with every day—from painting to pillows to property values—in an upbeat and engaging way. Inspired by HGTV’s programming, the magazine offers the value of insider advice from trusted experts, as well as the enjoyment of taking a look inside real people’s homes.

DIYnetwork.com

DIYnetwork.com consistently ranks among America’s top home and garden Internet destinations for entertaining videos, home improvement and overall project advice. The website features step-by-step instructions for home improvement projects, including more than 20,000 resources and more than 10,000 short-form videos. The site features a selection of video tips, an interactive program guide, episode finder, message boards, blogs and more. Also, included on the site are the interactive online experiences for DIY Network’s Blog Cabin Giveaway and Run My Renovation which provide consumers with a detailed look at building or remodeling of a home. The site contains hundreds of full episodes and related content from on-air TV shows, like the Yard and Bath Crashers.

Travelchannel.com

Travelchannel.com provides an interactive, content-rich user experience integrated with on-air programming. Beyond amazing images and award-winning video, Travelchannel.com continues to engage its users with extensive travel guides, community and two-screen events, while supporting Network initiatives with online sweepstakes and original content including “Trip of a Lifetime” and “Travel Like a VIP.” Nearly one quarter of all visits to Travelchannel.com now occur via a mobile device, and Apple’s App Store Editorial Team named the Travel Channel Layover Guide as one of its best iPad apps of 2012.

International

The Company also is executing its growth strategy internationally and seeks to become a world leader in lifestyle media and brand-related products and services. As of December 2012, the Company broadcasts 14 channels reaching approximately 86 million subscribers under the Food Network, HGTV, Travel Channel, DIY and Fine Living brands. The Company is considering entering or creating partnerships to accelerate its channel and brand growth in many international markets. In addition to its broadcast networks, the Company continues to license a portion of its programming to other broadcasters and can be seen in over 200 territories across the globe.

The Company initiated its international channel strategy with the 2009 launch of Food Network on B-Sky-B in the United Kingdom, reaching 10 million households. In 2011, the Company made Food Network UK available in primetime on Freeview, a leading digital terrestrial television provider in the UK, thereby extending its reach to nearly every television household in the UK (approximately 26 million households). In 2012, the Company expanded its broadcast schedule on Freeview to a full 24 hours and is now the most watched lifestyle network in the United Kingdom. Food Network is also distributed via two additional channel feeds across Europe, Middle East and Africa as well as in Asia-Pacific.

Travel Channel International Ltd. was acquired in 2012 along with its base of operations in London, England. Travel Channel International is broadcast in 21 languages across a wide network of affiliates throughout Europe, Middle East, Africa and Asia-Pacific.

In 2011 the company acquired 50% of UKTV, a television entity that is co-owned by the BBC, and represents a portfolio of 10 general entertainment and lifestyle channels in the UK, including channels in the home and food categories. The company also continues to partner with Shaw Media on three very popular lifestyle channels in Canada: HGTV Canada, Food Network Canada and DIY Network Canada.

Our international businesses earn revenues primarily from advertising sales, affiliate fees, and the licensing of programming to third parties. Satellite transmission fees, programming expense, employee costs, and sales and marketing expenses are the primary operating costs of our international businesses.

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

Employees

As of December 31, 2012, we had approximately 2,100 full-time equivalent employees.

Executive Officers of the Company

Our executive officers as of March 1, 2013 were as follows:

Name	Age	Position
Kenneth W. Lowe	62	Chairman, President and Chief Executive Officer (since July 2008); President, Chief Executive Officer and Director, The E. W. Scripps Company (2000 to 2008)

Joseph G. NeCastro	56	Chief Financial & Administrative Officer (since February 2010); Executive Vice President and Chief Financial Officer (2008 to 2010); Executive Vice President and Chief Financial Officer, The E. W. Scripps Company (2006 to 2008)

John F. Lansing	55	President, Scripps Networks (since January 2005); Senior Vice President/Scripps Networks, The E. W. Scripps Company (2006 to 2008)

Cynthia L. Gibson	48	Executive Vice President, Chief Legal Officer and Corporate Secretary (since December 2012); Executive Vice President and General Counsel (2009 to 2012)

Mark S. Hale	54	Executive Vice President, Operations and Chief Technology Officer (since February 2010); Senior Vice President, Technology Operations and Chief Technology Officer (2008 to 2010); Senior Vice President/Technology Operations, The E. W. Scripps Company (2006 to 2008)

Lori A. Hickok	49	Executive Vice President, Finance (since February 2010); Senior Vice President, Finance (2008 to 2010); Vice President and Controller, The E. W. Scripps Company (2002 to 2008)

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

These distribution agreements may also include “most favored nation” (“MFN”) clauses. These clauses typically provide that, in the event we enter into an agreement with another distributor on more favorable terms, these terms must be offered to the distributor holding the MFN right, subject to certain exceptions and conditions. The MFN clauses within our distribution agreements are generally complex and other parties could reach a different conclusion regarding our compliance with the respective clauses that, if correct, could have an adverse effect on our financial condition or results of operations.

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

Approximately 70 percent of our consolidated revenues in 2012 were derived from marketing and advertising spending by businesses operating in the United States. Advertising and marketing spending is sensitive to economic conditions, and tends to decline in recessionary periods. A decline in economic conditions could reduce advertising prices and volume, resulting in a decrease in our advertising revenues.

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

We have operations and investments in a number of foreign jurisdictions. The inherent economic risks of doing business in international markets include, among other things, changes in the economic environment, exchange controls, tariffs and other trade barriers, foreign taxation, corruption, and, in some markets, increased risk of political instability. Consequently, the local currencies in which our international operations conduct their business could change in value relative to the U.S. dollar, exposing our results to exchange rate fluctuations.

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

Ownership of our Common Voting Shares could inhibit potential changes of control and could potentially subject us to “controlled-group” status as it relates to pension law.

We have two classes of shares: Common Voting Shares and Class A Common Shares. Holders of Class A Common Shares are entitled to elect one-third of the board of directors, but are not permitted to vote on any other matters except as required by Ohio law. Holders of Common Voting Shares are entitled to elect the remainder of the Board and to vote on all other matters.

Approximately 93.5 percent of our Common Voting Shares and 28.6% of our Class A Common Shares are held of record by The Edward W. Scripps Trust. This Trust terminated on October 18, 2012, and all of its assets, including the Common Voting Shares and Class A Common Shares, will be distributed to certain descendants of Edward W. Scripps pursuant to the terms of the Trust for no consideration as soon as administratively practicable and under an applicable court order. Certain Trust beneficiaries, and certain members of the John P. Scripps family and trusts for their benefit, are signatories to the Scripps Family Agreement that governs the transfer and voting of Common Voting Shares held by the signatories. Upon distribution from the Trust, Common Voting Shares held under the agreement will represent approximately 91.9% of the Common Voting Shares. The Scripps Family Agreement does not apply to the Class A Common Shares that will be distributed to certain beneficiaries of the Trust, and those beneficiaries therefore will not be restricted by the agreement from selling or otherwise transferring Class A Common Shares. The Trust has advised the Company that they expect the shares to be distributed to the Trust beneficiaries in the next few months.

Until such distribution, the Trust will continue to be the record holder of the Common Voting Shares and Class A Common Shares. On January 22, 2013, under the provisions of its prior order sealing the proceedings, the Probate Court overseeing the liquidation of the Trust issued an order that generally provides that until distribution of the shares the Trustees shall vote (or enter into or decline to enter into binding agreements to vote) the Common Voting Shares held by the Trust as instructed by a vote conducted in accordance with the procedures of the Scripps Family Agreement. In the absence of instructions from a vote under the Scripps Family Agreement and the order, the Trustees may vote the Common Voting Shares in the manner they determine in their discretion, to be in the best interests of the Trust beneficiaries, so long as the vote does not relate to a change of control transaction. If the vote relates to a change of control transaction, the Trustees will not vote the Common Voting Shares held by the Trust in the absence of such instructions.

After the Common Voting Shares are distributed from the Trust, the provisions of the Scripps Family Agreement will fully govern the transfer and voting of the shares held by the signatories, and the terms of the court order will cease to apply.

As a result of the foregoing, the trustees of the Trust and the signatories to the Scripps Family Agreement have (and after the distribution of the shares from the Trust, the signatories to the Scripps Family Agreement will have) the ability to elect two-thirds of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Shares. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction, the market price of our Class A Common shares could be adversely affected.

It is possible that our pension plan and the E. W. Scripps pension plan could be deemed to operate under a “controlled-group” status, potentially subjecting us to liability in the event that E. W. Scripps is unable to satisfy its long-term pension obligations.

Certain of our directors may have actual or potential conflicts of interest because of their positions with Scripps Networks Interactive and E. W. Scripps.

Two of the directors of Scripps Networks Interactive are also members of the E. W. Scripps Board of Directors. These two directors and another director of Scripps Networks Interactive are also trustees of The Edward W. Scripps Trust, which also holds shares of E. W. Scripps. These common directors could create, or appear to create, potential conflicts of interest when Scripps Networks Interactive’s and E. W. Scripps’ management and directors face decisions that could have different implications for the two companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate from an owned office facility in Knoxville. We also operate from a leased office facility in Knoxville and leased facilities in New York, Cincinnati, Nashville, and Washington, DC. Substantially all equipment is owned by Lifestyle Media.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “SNI.” As of December 31, 2012, there were approximately 33,000 owners of our Class A Common shares, based on security position listings, and 19 owners of our Common Voting shares (which do not have a public market).

The following table reflects the range of high and low selling prices of our common stock by quarterly period.

	High	Low
2012
First quarter	$49.55	$41.91
Second quarter	$57.75	$45.67
Third quarter	$62.54	$51.63
Fourth quarter	$66.33	$55.88
2011
First quarter	$53.66	$44.41
Second quarter	$52.37	$43.79
Third quarter	$49.89	$33.82
Fourth quarter	$44.85	$35.44

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to section 12 of the Exchange Act during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/12 - 10/31/12	—		—	—
11/1/12 - 11/30/12	—		—	—
12/1/12 - 12/31/12	1,700,000	$58.58	1,700,000	$900,000,000

Total	1,700,000	$58.58	1,700,000	$900,000,000

Under a share repurchase program authorized by the Board of Directors in July 2012, we were authorized to repurchase up to $1 billion of Class A Common shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. As of December 31, 2012, we have repurchased 1.7 million shares for approximately $100 million.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Dividends — The Company paid a quarterly cash dividend of 12 cents per share in 2012 and paid 7.5 cents per share in the first quarter of 2011 and paid a cash dividend of 10 cents per share in the second, third, and fourth quarters of 2011. The declaration and payment of dividends is evaluated by the Company’s Board of Directors and future dividends would be subject to our earnings, financial condition and capital requirements.

Performance Graph — The following graph compares the cumulative total stockholder return on our Class A Common shares with the comparable cumulative return of the NYSE market index and an index based on a peer group of media companies for the period from June 12, 2008, the date our common shares began trading on the NYSE, to December 31, 2012. The performance graph assumes that the value of the investment in our common shares, the NYSE market index, and peer group of media companies was $100 on June 12, 2008 and that all dividends were reinvested.

The companies that comprise our peer group are Discovery Communications, Inc., The Walt Disney Company, Time Warner, Inc., AMC Networks, Inc., News Corporation, and Viacom, Inc.

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

Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Election of Directors” in our definitive proxy statement for the Annual Meeting of Shareholders (“Proxy Statement”). Information regarding Section 16(a) compliance is incorporated by reference to the material captioned “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement.

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

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 1, 2013, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: March 1, 2013	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman of the Board of Directors, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 1, 2013.

Signature	Title

/s/ Kenneth W. Lowe Kenneth W. Lowe	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph G. NeCastro Joseph G. NeCastro	Chief Financial & Administrative Officer (Principal Financial and Accounting Officer)

/s/ Gina L. Bianchini Gina L. Bianchini	Director

/s/ John H. Burlingame John H. Burlingame	Director

/s/ Michael R. Costa Michael R. Costa	Director

/s/ David A. Galloway David A. Galloway	Director

/s/ Jarl Mohn Jarl Mohn	Director

/s/ Richelle P. Parham Richelle P. Parham	Director

/s/ Nicholas B. Paumgarten Nicholas B. Paumgarten	Director

/s/ Mary Peirce Mary Peirce	Director

/s/ Jeffrey Sagansky Jeffrey Sagansky	Director

/s/ Nackey E. Scagliotti Nackey E. Scagliotti	Director

/s/ Ronald W. Tysoe Ronald W. Tysoe	Director

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT INFORMATION

Selected Financial Data

Five-Year Financial Highlights

(in millions, except per share data)
	2012	2011	2010	2009 (4)	2008
Summary of Operations
Operating revenues (1):
Lifestyle Media	$2,256	$2,045	$1,867	$1,367	$1,312
Corporate and other	51	27	16		3

Total operating revenues	$2,307	$2,072	$1,883	$1,367	$1,315

Segment profit (loss) (1)(2):
Lifestyle Media	$1,136	$1,050	$904	$637	$632
Corporate and other	(95)	(73)	(69)	(66)	(49)

Total segment profit	$1,041	$977	$835	$571	$583

Income from continuing operations attributable to SNI common shareholders (3)	$681	$473	$398	$275	$253

Per Share Data
Income from continuing operations attributable to SNI common shareholders per basic share of common stock (3)	$4.48	$2.87	$2.39	$1.67	$1.55

Income from continuing operations attributable to SNI common shareholders per diluted share of common stock (3)	$4.44	$2.86	$2.37	$1.66	$1.54

Cash dividends (5)	.48	.38	.30	.30	.15

Balance Sheet Data
Total assets	$4,139	$3,962	$3,388	$2,963	$1,773
Long-term debt (4)(6)	$1,384	$1,384	$884	$884	$80

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

(1)	Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with financial accounting standards for disclosures about segments of an enterprise and related information. See page F-7.
(2)	Segment profit is a supplemental non-GAAP financial measure. GAAP means generally accepted accounting principles in the United States. Our chief operating decision maker evaluates the operating performance of our reportable segments and makes decisions about the allocation of resources to our reportable segments using a measure we call segment profit Segment profit excludes. interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. For a reconciliation of this financial measure to operating income see the table on page F-7.
(3)	Our income tax provision in 2012 reflects an income tax benefit of $213 million arising from the reversal of valuation allowances on deferred tax assets. Previously, the Company had estimated that it would be unable to use any of the capital loss carry forwards generated from the sale of our Shopzilla and uSwitch businesses. As a consequence of a restructuring that was completed to achieve a more efficient tax structure, the Company recognized a $574 million capital gain that utilized substantially all of its capital loss carry forwards. This income tax benefit was partially offset by $23.1 million of state income tax expenses recognized on the capital gain that utilized these capital loss carry forwards.
(4)	On December 15, 2009, we acquired a 65 percent controlling interest in the Travel Channel. In connection with the Travel Channel Acquisition, a majority-owned subsidiary of SNI completed a private placement of $885 million aggregate principal Senior Notes that mature in 2015.
(5)	Our first dividend as a stand-alone public company was paid in the third quarter of 2008. Accordingly, there are no dividends reported for the first two quarters of 2008.
(6)	In 2011, we completed the sale of $500 million aggregate principal Senior Notes that mature in 2016.

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

Overview

Scripps Networks Interactive is one of the leading developers of lifestyle-oriented content for television and the Internet with respected, high-profile television and interactive brands. We seek to engage audiences that are highly desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the Internet and any other media platforms consumers choose. We intend to expand and enhance our brands through the creation of popular new programming and content, the use of new distribution platforms, such as mobile phones and video-on-demand, the licensing and sale of branded consumer products and through international expansion.

We manage our operations through one reportable operating segment, Lifestyle Media. Lifestyle Media includes our national television networks, Food Network, Home and Garden Television (“HGTV”), Travel Channel, DIY Network, Cooking Channel and Great American Country (“GAC”). Fine Living Network (“FLN”) was rebranded to the Cooking Channel on May 31, 2010. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. Our Lifestyle Media branded websites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

Lifestyle Media generated revenues of approximately $2.3 billion during 2012, which represented 98 percent of our consolidated revenues, compared with $2.0 billion and 99 percent for 2011 and $1.9 billion and 99 percent for 2010. Lifestyle Media generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. Advertising revenues for Lifestyle Media may be affected by the strength of advertising markets and general economic conditions and may also fluctuate depending on the success of our programming, as measured by viewership, at any given time. In 2012, revenues from advertising sales and affiliate fees were approximately 69 percent and 30 percent, respectively, of total revenue for the segment. Lifestyle Media also earns revenue from the licensing of its content to third parties and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

Programming expense, employee costs, and sales and marketing expenses are the primary operating costs for Lifestyle Media. Program amortization represented 43 percent of Lifestyle Media expenses in 2012 reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

We also have established lifestyle media brands internationally. We currently broadcast 14 channels reaching approximately 86 million subscribers under the Food Network, HGTV, Travel Channel, DIY and Fine Living brands. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters that can be seen in over 200 territories. Operating results for our international businesses are reported with our corporate and other segment caption.

Our international businesses generated revenues of $49.4 million during 2012, which represented 2 percent of our consolidated revenues compared with $27.0 million and 1 percent for 2011 and $15.5 million and 1 percent for 2010. These businesses earn revenues primarily from advertising sales, affiliate fees, and the licensing of programming to third parties. In 2012, revenues from advertising sales, affiliate fees, and program licensing were approximately 20 percent, 42 percent and 37 percent, respectively, of total revenue for our international businesses. Satellite transmission fees, programming expense, employee costs, and sales and marketing expenses are the primary operating costs for our international businesses.

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

Operating revenues from our continuing businesses increased 11 percent to $2.3 billion when compared with 2011. Segment profit in 2012 was $1.0 billion compared with $977 million in 2011, a 6.5 percent increase.

Results of Operations

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated Results of Operations — Results of operations were as follows:

( in thousands)	For the years ended December 31,
	2012	Change	2011	Change	2010
Operating revenues	$2,307,182	11.3%	$2,072,048	10.1%	$1,882,693
Cost of services, excluding depreciation and amortization of intangible assets	(610,836)	15.9%	(526,865)	7.1%	(492,066)
Selling, general and administrative	(655,473)	15.4%	(567,902)	2.2%	(555,487)
Depreciation and amortization of intangible assets	(107,591)	19.4%	(90,080)	(1.4)%	(91,351)
Write-down of goodwill	(19,663)
Gains (losses) on disposal of property and equipment	754		(603)	(60.1)%	(1,511)

Operating income	914,373	3.1%	886,598	19.4%	742,278
Interest expense	(50,814)	40.7%	(36,121)	2.7%	(35,167)
Equity in earnings of affiliates	60,864	22.2%	49,811	65.3%	30,126
Miscellaneous, net	13,340		(17,188)		(1,576)

Income from continuing operations before income taxes	937,763	6.2%	883,100	20.0%	735,661
Provision for income taxes	(88,107)	(64.2)%	(246,452)	12.3%	(219,427)

Income from continuing operations, net of tax	849,656	33.5%	636,648	23.3%	516,234
Income (loss) from discontinued operations, net of tax			(61,252)		12,775

Net income	849,656	47.7%	575,396	8.8%	529,009
Net income attributable to noncontrolling interests	(168,178)	2.6%	(163,838)	38.8%	(118,037)

Net income attributable to SNI	$681,478	65.6%	$411,558	0.1%	$410,972

2012 Compared with 2011

The increase in operating revenues in 2012 compared with 2011 was primarily attributed to solid growth in advertising sales and affiliate fee revenue from our national television networks and the April 2012 TCI acquisition. Advertising revenues at our national networks increased $124 million or 8.7 percent in 2012 compared with 2011. The increase in advertising revenues reflects strong pricing and sales in the upfront advertising market. Affiliate fee revenues at our national television networks increased $85.6 million or 15 percent in 2012 compared with 2011. The increase in affiliate fee revenues is primarily due to contractual rate increases achieved on contracts renewed in 2012 as well as scheduled rate increases on existing contracts at our networks. TCI contributed operating revenues of $16.7 million in 2012.

Costs of services, which are comprised of program amortization and the costs associated with distributing our content, increased 16 percent in 2012 compared with 2011. Program amortization attributed to our continued investment in the improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $57.2 million in 2012 compared with 2011.

Selling, general and administrative expenses, which are comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities, increased 15 percent in 2012 compared to 2011. Increases in marketing costs to promote our programming initiatives, the hiring of additional employees to support the growth of our businesses and the costs associated with both international expansion initiatives and other interactive and digital business initiatives contributed to the increase in selling, general and administrative.

The increase in depreciation and amortization of intangible assets reflects the impact of the 2012 Travel Channel International acquisition and depreciation incurred on capitalized software development costs and capitalized website costs.

In connection with our annual impairment test of goodwill, we recorded a $19.7 million non-cash charge to write-down the goodwill associated with RealGravity to fair value.

Interest expense increased in 2012 primarily due to higher average debt levels. In December of 2011, we issued $500 million aggregate principal amount of 2.70% Senior Notes.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. The increase in equity in earnings of affiliates in 2012 compared with 2011 is primarily due to the increase in our proportional share of results from UKTV. In 2011, we acquired a 50% interest in UKTV and began to recognize our proportionate share of the results from UKTV’s operations on October 1, 2011. Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Accordingly, equity in earnings of affiliates includes our $39.8 million proportionate share of UKTV’s results for 2012 and $14.0 million for our proportionate share of UKTV’s results during 2011. Equity in earnings of affiliates is reduced by amortization on the UKTV investment of $18.2 million for 2012 and $4.8 million for 2011. Equity in earnings of affiliates in 2012 also reflects a $5.9 million write-down to reduce the carrying value of our investments to their estimated fair value.

We recognized foreign exchange gains of $9.6 million during 2012. These gains, reported within the “Miscellaneous, net” caption in our consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances. During the third quarter of 2011, we entered into foreign currency forward contracts to minimize the cash flow volatility related to the investment in UKTV. These foreign currency forward contracts effectively set the U. S. dollar value for the UKTV transaction. We settled these foreign currency forward contracts around the September 30, 2011 closing of the transaction and recognized losses from the contracts totaling $25.3 million. These losses are reported within the “Miscellaneous, net” caption in our consolidated statements of operations. Miscellaneous, net also includes interest income of $8.4 million in 2012 and $3.9 million in 2011. Interest income reflects interest earned on the note acquired from Virgin Media, Inc. during the UKTV transaction.

Our effective tax rate was 9.4 percent in 2012 and 27.9 percent in 2011. Our income tax provision in 2012 reflects an income tax benefit of $213 million arising from the reversal of valuation allowances on deferred tax assets related to capital loss carry forwards. Previously, the Company had estimated that it would be unable to use any of the capital loss carry forwards generated from the sales of the Shopzilla and uSwitch businesses. As a consequence of a restructuring that was completed to achieve a more efficient tax structure, the Company recognized a $574 million capital gain that utilized substantially all of its capital loss carry forwards. As the capital losses are not available in states in which the Company does not file unitary income tax returns, state tax expenses totaling $23.1 million were also recognized. In addition, our 2012 income tax provision also includes an $11.8 million favorable tax adjustment that reflects expiring statutes of limitations in certain tax jurisdictions and the related reduction of our liability for uncertain tax positions. Our income tax provision in 2011 includes favorable adjustments of $28.8 million attributed to expiring statutes of limitations in certain tax jurisdictions and the related reduction of our liability for uncertain tax positions, reaching agreements with certain tax authorities for positions taken in prior period returns and adjustments to foreign income items, state apportionment factors and credits reflected in our filed tax returns.

Discontinued operations in 2011 reflect a loss on divestiture of $54.8 million related to the sale of the Shopzilla business. As the Company did not anticipate being able to utilize the capital loss carryforwards generated from the sale of the Shopzilla business, no income tax benefit was recognized on the sale transaction in 2011.

In August of 2010, we contributed the Cooking Channel to the Food Network partnership. At the close of our 2010 fiscal year, the noncontrolling owner had not made a required pro-rata capital contribution to the partnership and as a result its ownership interest was diluted from 31 percent to 25 percent. Accordingly, following the Cooking Channel contribution, profits from the partnership were allocated to the noncontrolling owner at its reduced ownership percentage. In February 2011, the noncontrolling owner made the pro-rata contribution to the Partnership and its ownership interest was restored to 31 percent as if the contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact of restoring the noncontrolling owner’s interest in the partnership increased net income attribution to noncontrolling interest $8.0 million in 2011. Excluding the impact of restoring the noncontrolling owner’s interest in the Partnership, net income attributable to noncontrolling interests increased 7.9 percent in 2012 compared with 2011, reflecting the growing profitability of the Food Network partnership.

2011 Compared with 2010

The increase in operating revenues in 2011 compared with 2010 was primarily attributed to solid growth in advertising sales and affiliate fee revenue from our national television networks. Despite the impact of some ratings softness throughout 2011, advertising revenues at our national networks increased $142 million or 11 percent in 2011 compared with 2010. The increase in advertising revenues reflects strong pricing and sales in the upfront and scatter market for advertising inventory. Affiliate fee revenues at our national television networks increased $30.8 million or 5.6 percent in 2011 compared with 2010. The increase in affiliate fee revenues was primarily due to scheduled rate increases at our networks.

Costs of services increased 7.1 percent in 2011 compared with 2010. Program amortization attributed to our continued investment in the improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $29.1 million in 2011 compared with 2010.

Selling, general and administrative expenses remained relatively flat in 2011 compared with 2010. Selling, general and administrative expenses in 2010 include $25.9 million of costs related to the transition of the Travel Channel business and $11.0 million of marketing and legal expenses incurred to support the Company’s affiliate agreement renewal negotiations for Food Network and HGTV. Excluding these 2010 expenses, selling, general and administrative expenses increased 9.5 percent in 2011 compared with 2010. Increases in marketing costs to promote our programming initiatives, the hiring of additional employees to support the growth of our businesses and the costs associated with international expansion initiatives, including UKTV transaction related costs of $6.5 million, and other interactive and digital business initiatives contributed to the increase in selling, general and administrative.

Depreciation and amortization remained relatively flat compared with 2010.

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

Miscellaneous, net in 2011 reflects the $25.3 million loss we recognized on foreign currency forward contracts related to the UKTV transaction (see the 2012 compared with 2011 results disclosure). Miscellaneous, net also includes interest income of $3.9 million in 2011 and $0.5 million in 2010. Interest income in 2011 reflects interest earned on both the note acquired from Virgin Media, Inc. during the UKTV transaction and the $10 million note provided to the buyers of our Shopzilla business.

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

Discontinued operations in 2011 reflect a loss on divestiture related to the sale of the Shopzilla business. Discontinued operations in 2010 reflect a reduction in the valuation allowance on the deferred tax asset that resulted from the uSwitch sale in December 2009. The reduction in the valuation allowance is attributed to the partial utilization of the uSwitch capital loss against capital gains that were generated in periods prior to the Company’s separation from The E. W. Scripps Company (“E. W. Scripps”). In accordance with the tax allocation agreement with E. W. Scripps, we were notified in 2010 that these capital gains were available for use by SNI. The income tax benefit increased income from discontinued operations $9.3 million.

In August of 2010, we contributed the Cooking Channel to the Food Network partnership. At the close of our 2010 fiscal year, the noncontrolling owner had not made a required pro-rata capital contribution to the partnership and as a result its ownership interest was diluted from 31 percent to 25 percent. Accordingly, following the Cooking Channel contribution, profits from the partnership were allocated to the noncontrolling owner at its reduced ownership percentage, reducing net income attributable to noncontrolling interest $8.0 million in 2010. In February 2011, the noncontrolling owner made the pro-rata contribution to the Partnership and its ownership interest was returned to the pre-dilution percentage as if the contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact of restoring the noncontrolling owner’s interest in the partnership increased net income attributable to noncontrolling interest $8.0 million in 2011. Excluding the dilution adjustments summarized above, net income attributable to noncontrolling interest increased 24 percent in 2011 compared with 2010 reflecting the growing profitability of the Food Network partnership and Travel Channel.

Business Segment Results

As discussed in Note 20-Segment Information to the consolidated financial statements, our chief operating decision maker evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

(in thousands)	For the years ended December 31,
	2012	Change	2011	Change	2010
Segment operating revenue:
Lifestyle Media	$2,256,367	10.3%	$2,045,030	9.5%	$1,867,228
Corporate and other/ intersegment eliminations	50,815	88.1%	27,018	74.7%	15,465

Total operating revenues	$2,307,182	11.3%	$2,072,048	10.1%	$1,882,693

Segment profit (loss):
Lifestyle Media	$1,135,557	8.2%	$1,049,934	16.2%	$903,572
Corporate and other	(94,684)	30.3%	(72,653)	6.2%	(68,432)

Total segment profit	1,040,873	6.5%	977,281	17.0%	835,140
Depreciation and amortization of intangible assets	(107,591)		(90,080)		(91,351)
Write-down of goodwill	(19,663)
Gains (losses) on disposal of property and equipment	754		(603)		(1,511)
Interest expense	(50,814)		(36,121)		(35,167)
Equity in earnings of affiliates	60,864		49,811		30,126
Miscellaneous, net	13,340		(17,188)		(1,576)

Income from continuing operations before income taxes	$937,763		$883,100		$735,661

Operating results from our international operations and the costs associated with other interactive and digital business initiatives increased the segment loss at corporate and other by $18.8 million in 2012, $7.4 million in 2011 and $11.3 million in 2010. Corporate and other also includes transaction related costs of $6.5 million in 2011 associated with our acquisition of 50-percent equity interest in UKTV.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America for each business segment was as follows:

(in thousands)	For the years ended December 31,
	2012	2011	2010
Operating income	$914,373	$886,598	$742,278
Depreciation and amortization of intangible assets:
Lifestyle Media	98,857	88,030	89,469
Corporate and other	8,734	2,050	1,882
Write-down of goodwill	19,663
Losses (gains) on disposal of property and equipment:
Lifestyle Media	637	469	1,511
Corporate and other	(1,391)	134

Total segment profit	$1,040,873	$977,281	$835,140

Lifestyle Media

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

Operating results for Lifestyle Media were as follows:

(in thousands)	For the years ended December 31,
	2012	Change	2011	Change	2010
Segment operating revenues:
Advertising	$1,554,422	8.7%	$1,430,144	11.0%	$1,287,956
Network affiliate fees, net	667,741	14.7%	582,178	5.6%	551,424
Corporate and other	34,204	4.6%	32,708	17.5%	27,848

Total segment operating revenues	2,256,367	10.3%	2,045,030	9.5%	1,867,228

Segment costs and expenses:
Cost of services	583,162	14.2%	510,596	6.3%	480,272
Selling, general and administrative	537,648	11.0%	484,500	0.2%	483,384

Total segment costs and expenses	1,120,810	12.6%	995,096	3.3%	963,656

Segment profit	$1,135,557	8.2%	$1,049,934	16.2%	$903,572

Supplemental Information:
Billed network affiliate fees	$691,428		$623,854		$582,117
Program payments	616,492		516,020		388,725
Depreciation and amortization	98,857		88,030		89,469
Capital expenditures	52,666		48,744		53,343

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold, and audience impressions delivered by our programming. Mid single digit pricing growth was the primary contributor to our advertising revenue increases in 2012 compared with 2011. Double digit pricing growth in both the upfront and scatter advertising markets were the primary contributor to our advertising revenue increases in 2011 compared with 2010.

Distribution agreements with cable and satellite television systems require distributors to pay SNI fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. The increase in network affiliate fees over each of the last three years was primarily attributed to scheduled rate increases at our networks. The number of subscribers receiving our networks was relatively flat over each of the last three years.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $54.4 million in 2012 compared with 2011. A $17.6 million decrease in program asset write-downs during 2012 compared with 2011 impacted the year-over-year fluctuation in program amortization. Program amortization increased $27.8 million in 2011 compared with 2010. The growth rate of program amortization in 2011 compared with 2010 is impacted by 2010 having accelerated amortization of Fine Living Network programming related to the rebranding to the Cooking Channel.

The increase in selling, general and administrative expenses in 2012 compared with 2011 reflects an increase in employee compensation and benefits reflecting the hiring of additional employees to support the growth of Lifestyle Media, higher building rent and facility costs, and an increase in marketing and promotion costs at our television networks. Selling, general and administrative expenses in 2010 include transition costs that were incurred for the Travel Channel business and marketing and legal expenses incurred to support the Company’s affiliate agreement renewal negotiations for Food Network and HGTV. After excluding these 2010 costs, selling, general and administrative expenses increased 8.2% in 2011 compared with 2010. The increase in these costs is primarily attributed to higher employee costs reflecting the hiring of positions that had been vacant since the economic downturn and an increase in marketing and promotion costs at our television networks.

Supplemental financial information for Lifestyle Media is as follows:

(in thousands)	For the years ended December 31,
	2012	Change	2011	Change	2010
Operating revenues by brand:
Food Network	$830,746	11.4%	$745,605	12.4%	$663,530
HGTV	786,285	7.4%	731,769	6.8%	685,237
Travel Channel	280,387	7.0%	262,055	5.5%	248,510
DIY Network	121,612	18.1%	102,995	18.2%	87,140
Cooking Channel /FLN (1)	88,531	34.9%	65,610	18.7%	55,281
GAC	24,549	(1.8)%	25,004	(17.4)%	30,267
Digital Businesses	111,629	9.6%	101,890	12.9%	90,216
Other	13,005	19.0%	10,928	19.7%	9,133
Intrasegment eliminations	(377)	(54.4)%	(826)	(60.4)%	(2,086)

Total segment operating revenues	$2,256,367	10.3%	$2,045,030	9.5%	$1,867,228

Subscribers (2):
Food Network	99,700	0.1%	99,600	(0.5)%	100,100
HGTV	98,800	(0.1)%	98,900	(0.5)%	99,400
Travel Channel	94,700	(0.2)%	94,900	(0.7)%	95,600
DIY Network	58,400	3.4%	56,500	5.6%	53,500
Cooking Channel /FLN (1)	60,100	3.3%	58,200	1.9%	57,100
GAC	62,700	0.8%	62,200	4.9%	59,300

(1)	The Cooking Channel, a replacement for FLN, premiered on May 31, 2010.
(2)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $438 million at December 31, 2012 and $760 million at December 31, 2011. We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. There were no outstanding borrowings under the Facility at December 31, 2012.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2013 will provide sufficient liquidity to continue the development of brands and to fund the capital expenditures to support our business.

Cash Flows

Cash and cash equivalents decreased $323 million during 2012 and increased $210 million during 2011. Components of these changes are discussed below in more detail.

Operating Activities

Cash provided by operating activities totaled $615 million in 2012, $729 million in 2011 and $487 million in 2010. Segment profit generated from our business segments totaled $1.0 billion for 2012, $977 million for 2011 and $835 million for 2010. Growth in operating revenues at our Lifestyle Media segment of 10 percent in 2012 compared with 2011, and 9.5 percent in 2011 compared with 2010, contributed to the year-over-year increases in segment profit. Program payments exceeded the program amortization recognized in our consolidated statement of operations by $136 million for 2012 and $91.3 million for 2011, reducing cash provided by operating activities for those periods. Program payments approximated program amortization for 2010. Cash provided by operating activities was also decreased for income taxes and interest payments totaling $395 million for 2012, $217 million for 2011 and $315 million for 2010 and was increased for dividends received from equity investments totaling $62 million in 2012, $39 million in 2011, and $29 million in 2010.

Investing Activities

Cash used in investing activities totaled $225 million in 2012, $453 million in 2011 and $ 91 million in 2010. Capital expenditures totaled $63.4 million in 2012, $54.1 million in 2011, and $54.8 million in 2010.

In April 2012, we acquired Travel Channel International, Ltd. (“TCI”) for net consideration of approximately $99.5 million.

In 2011, we acquired a 50 percent interest in UKTV. Consideration paid in the transaction consisted of approximately $395 million to purchase preferred stock and common equity interest in UKTV and approximately $137 million to acquire debt due to Virgin Media, Inc. from UKTV. The debt acquired, reported within “Other non-current assets” in our consolidated balance sheet, effectively acts as a revolving facility for UKTV. The investment in UKTV was financed through cash on hand and borrowings on our existing revolving credit facility.

In May 2011, we completed the sale of our Shopzilla business for total consideration of approximately $160 million. The consideration was comprised of approximately $150 million of cash and $10 million of deferred payment collected in the second quarter of 2012.

Financing Activities

Cash used in financing activities totaled $711 million in 2012, $65.7 million in 2011, and $101 million in 2010.

Under a share repurchase program approved by the Board of Directors in June 2011, we were authorized to repurchase $1 billion of Class A Common shares. During the first half of 2012, we completed the repurchase of shares under the authorization following the acquisition of 10.1 million shares for approximately $500 million. We repurchased 11.3 million shares during 2011 for approximately $500 million, including repurchasing 6.4 million shares from The Edward W. Scripps Trust at a total cost of $300 million.

On July 31, 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. As of December 31, 2012, we have repurchased 1.7 million shares for approximately $100 million.

We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. There were no outstanding borrowings under the Facility at December 31, 2012.

In December 2011, we issued $500 million aggregate principal amount of 2.70% Senior Notes due in 2016 at a price equal to 99.878% of the principal amount. Net proceeds will be utilized for general corporate and other purposes, which could include strategic acquisitions, repurchases of the company’s common equity, working capital and capital expenditures, and proceeds were used for the repayment of the outstanding principal amount under our Competitive Advance and Revolving Credit Facility.

In December 2009, a majority owned-subsidiary of SNI issued a total of $885 million aggregate principal amount Senior Notes through a private placement. The Senior Notes mature on January 15, 2015 bearing interest at 3.55%. Interest is paid on the Senior Notes on January 15th and July 15th of each year. The Senior Notes are guaranteed by SNI. Cox TMI, Inc., a wholly-owned subsidiary of Cox Communications, Inc. and 35% owner in the Travel Channel has agreed to indemnify SNI for all payments made in respect to SNI’s guarantee.

In February 2011, the noncontrolling owner in the Food Network partnership made a $52.8 million cash contribution to the partnership. Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by partners prior to distribution based upon each partners’ ownership interest in the partnership. During 2012, remaining outstanding capital contributions had been returned to the respective partners. Cash distributions to Food Network’s noncontrolling interest were $114 million in 2012, $70.5 million in 2011 and $112 million in 2010. In the second quarter of 2012, we made a $52.5 million distribution to Travel Channel’s noncontrolling interest.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2012, the Board of Directors approved an increase in the quarterly dividend rate to $.12 per share. Total dividend payments to shareholders of our common stock were $73.1 million in 2012, $61.8 million in 2011 and $50.1 million in 2010. During the first quarter of 2013, the Board of Directors approved an increase in the quarterly dividend rate to $.15 per share. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

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

Contractual Obligations

A summary of our contractual cash commitments, as of December 31, 2012, is as follows:

(in thousands)
	Less than	Years	Years	Over
	1 Year	2 & 3	4 & 5	5 Years	Total
Long-term debt:
Principal amounts		$885,000	$500,000		$1,385,000
Interest on long-term debt	$44,918	74,126	13,500		132,544
Programming:
Available for broadcast	36,274				36,274
Not yet available for broadcast	154,056	2,483			156,539
Employee compensation and benefits:
Deferred compensation and benefits	924	1,848	1,848	24,244	28,864
Employment and talent contracts	30,994	22,172	2,671	5	55,842
Operating leases:
Noncancelable	22,242	43,858	50,300	55,015	171,415
Cancelable	239				239
Pension obligations-
Minimum pension funding	2,987	17,307	4,427	14,042	38,763
Other commitments:
Satellite transmission	32,752	61,267	26,390	13,902	134,311
Noncancelable purchase and service commitments	58,718	52,094	34,393	2,391	147,596
Other purchase and service commitments	47,895	33,069	5,886	40	86,890

Total contractual cash obligations	$431,999	$1,193,224	$639,415	$109,639	$2,374,277

In the ordinary course of business, we enter into multi-year contracts to obtain distribution of our networks, to license or produce programming, to secure on-air talent, to lease office space and equipment, to obtain satellite transmission rights, and to purchase other goods and services.

Long-Term Debt — Principal payments on long-term debt reflect the repayment of our fixed-rate notes assuming repayment will occur upon the expiration of the fixed-rate notes in January 2015 and December 2016.

Interest payments on our fixed-rate notes are projected based on the notes’ contractual rate and maturity.

Programming — Program licenses generally require payments over the terms of the licenses. Licensed programming includes both programs that have been delivered and are available for telecast and programs that have not yet been produced. If the programs are not produced, our commitments would generally expire without obligation.

We also enter into contracts with certain independent producers for the production of programming that airs on our national television networks. Production contracts generally require us to purchase a specified number of episodes of the program.

We expect to enter into additional program licenses and production contracts to meet our future programming needs.

Talent Contracts — We secure on-air talent for our national television networks through multi-year talent agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our employment and talent contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual commitments table.

Operating Leases — We obtain certain office space under multi-year lease agreements. Leases for office space are generally not cancelable prior to their expiration.

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

Pension Funding — We sponsor a qualified defined benefit pension plan that covers substantially all employees. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”).

Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans in 2013 and estimated benefit payments for our unfunded non-qualified SERP plan. Estimated payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the over 5 years column include estimated payments for the periods of 2018-2022. While benefit payments under these plans are expected to continue beyond 2022, we believe it is not practicable to estimate payments beyond this period.

Income Tax Obligations — The contractual obligations table does not include any reserves for income taxes due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2012, our reserves for income taxes totaled $63.2 million which is reflected in other liabilities in our consolidated balance sheets. (See Note 7-Income Taxes to the consolidated financial statements for additional information on income taxes).

Purchase Commitments — We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2012. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Redemption of Noncontrolling Interests in Subsidiary Companies — Beginning in 2014, the noncontrolling interest holder of Travel Channel has the right to require us to repurchase their respective interest and will receive fair market value for their interest at the time their option is exercised. The table of contractual commitments does not include amounts for the repurchase of noncontrolling interests.

During the fourth quarter of 2012, the Food Network partnership agreement was extended and specifies a dissolution date of December 31, 2014. If the term of the partnership is not extended prior to that date, the agreement permits the Company, as the holder of approximately 80% of the applicable votes, to reconstitute the partnership and continue its business. If the partnership is not extended or reconstituted it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

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

See Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements for a summary of revenue recognition policies specific to each of our businesses.

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

Goodwill — Goodwill for each reporting unit is tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit may be below its carrying value. As of December 31, 2012, our reporting units for purposes of performing the impairment test for goodwill are Lifestyle Media and TCI. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

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

Upon completing our impairment test in the fourth quarter of 2012, we determined that the goodwill recorded for our RealGravity business was impaired. The impairment reflects the effects of changes to RealGravity’s business model and the corresponding valuation impact that resulted from the business generating lower near term operating results. The fair values of our Lifestyle Media reporting unit substantially exceeded its carrying value. As we completed the acquisition of TCI during 2012 and the business’ operating results have approximated plan, the fair value of the TCI reporting unit approximates its carrying value.

Finite-Lived Intangible Assets — Finite-lived intangible assets (e.g., customer lists, trade names, network distribution relationships, and other acquired rights) are tested for impairment when a triggering event occurs. Such triggering events include the significant disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related asset. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of such asset exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale or there is an actively pursuing buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

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

We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $500 million of Senior Notes in December

2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A 100 basis point increase or decrease in the level of interest rates, respectively, would decrease or increase the fair value of the Senior Notes by approximately $37.2 million and $20.8 million.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands)	As of December 31, 2012		As of December 31, 2011
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,694	$928,147	$884,545	$924,356
2.70% notes due in 2016	499,522	521,725	499,400	504,297

Total long-term debt	$1,384,216	$1,449,872	$1,383,945	$1,428,653

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $128.8 million at December 31, 2012 and $138.9 million at December 31, 2011, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such note receivable is believed to approximate fair value.

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. Our primary exposures to foreign currencies are the exchange rates between the U.S. dollar and the Canadian dollar, the British pound and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. The change in fair value of non-designated contracts is included in current period earnings within our Miscellaneous, net caption. The gross notional value of foreign exchange rate derivative contracts were $232.6 million at December 31, 2012 and $238.7 million at December 31, 2011. At December 31, 2012 the Company realized losses on these contracts of $11.5 million and at December 31, 2011, the Company realized gains on these contracts of $5.8 million. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at December 31, 2012 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $23.2 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis. We held no foreign currency derivative financial instruments at December 31, 2010.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Scripps Networks Interactive and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

We acquired Travel Channel International, Ltd. on April 30, 2012. This business’ financial statements constitute 3% of total assets, less than 1% of revenues, and less than 1% of net income of SNI’S consolidated financial statement amounts as of and for the year ended December 31, 2012. We have excluded this business from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2012.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2012. This report appears on page F-16.

Date: March 1, 2013

BY:

/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Joseph G. NeCastro
Joseph G. NeCastro Chief Administrative Officer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Scripps Networks Interactive, Inc.

Knoxville, Tennessee

We have audited the internal control over financial reporting of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Travel Channel International, Ltd., which was acquired on April 30, 2012 and whose financial statements constitute 3% of total assets, less than 1% of revenues, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Travel Channel International, Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Scripps Networks Interactive, Inc.

We have audited the accompanying consolidated balance sheets of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule at Page S-2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Scripps Networks Interactive, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 1, 2013

Scripps Networks Interactive, Inc.

Consolidated Balance Sheets

(in thousands, except share data)	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$437,525	$760,092
Accounts receivable (less allowances : 2012—$5,514; 2011—$5,000)	565,298	553,022
Programs and program licenses	395,017	336,305
Deferred income taxes	26,338	1,799
Other current assets	60,098	64,750

Total current assets	1,484,276	1,715,968
Investments	489,703	455,267
Property and equipment, net	237,308	219,845
Goodwill and other intangible assets:
Goodwill	551,821	510,484
Other intangible assets, net	678,500	556,095

Total goodwill and other intangible assets, net	1,230,321	1,066,579

Other assets:
Programs and program licenses (less current portion)	371,856	299,089
Deferred income taxes	148,501
Other non-current assets	176,833	204,922

Total other assets	697,190	504,011

Total Assets	$4,138,798	$3,961,670

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,633	$12,482
Program rights payable	36,274	50,402
Customer deposits and unearned revenue	44,903	52,814
Accrued liabilities:
Employee compensation and benefits	56,553	49,920
Accrued marketing and advertising costs	10,689	6,838
Other accrued liabilities	91,577	60,443

Total current liabilities	252,629	232,899
Deferred income taxes		100,002
Long-term debt	1,384,216	1,383,945
Other liabilities (less current portion)	237,402	148,429

Total liabilities	1,874,247	1,865,275

Commitments and contingencies (Note 21)
Redeemable noncontrolling interests (Note 18)	136,500	162,750

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 2012—114,570,332 shares; 2011—122,828,359 shares	1,146	1,228
Voting—authorized: 60,000,000 shares; issued and outstanding: 2012—34,317,173 shares; 2011—34,317,173 shares	343	343

Total	1,489	1,571
Additional paid-in capital	1,405,699	1,346,429
Retained earnings	452,598	364,073
Accumulated other comprehensive income (loss)	(38,862)	(33,347)

Total SNI shareholders’ equity	1,820,924	1,678,726

Noncontrolling interest (Note 18)	307,127	254,919

Total equity	2,128,051	1,933,645

Total Liabilities and Equity	$4,138,798	$3,961,670

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)	For the years ended December 31,
	2012	2011	2010
Operating Revenues:
Advertising	$1,564,503	$1,434,666	$1,290,442
Network affiliate fees, net	688,440	588,995	555,039
Other	54,239	48,387	37,212

Total operating revenues	2,307,182	2,072,048	1,882,693

Cost of services, excluding depreciation and amortization of intangible assets	610,836	526,865	492,066
Selling, general and administrative	655,473	567,902	555,487
Depreciation	58,242	48,026	43,354
Amortization of intangible assets	49,349	42,054	47,997
Write-down of goodwill	19,663
Losses (gains) on disposal of property and equipment	(754)	603	1,511

Total costs and expenses	1,392,809	1,185,450	1,140,415

Operating income	914,373	886,598	742,278
Interest expense	(50,814)	(36,121)	(35,167)
Equity in earnings of affiliates	60,864	49,811	30,126
Miscellaneous, net	13,340	(17,188)	(1,576)

Income from continuing operations before income taxes	937,763	883,100	735,661
Provision for income taxes	88,107	246,452	219,427

Income from continuing operations, net of tax	849,656	636,648	516,234
Income (loss) from discontinued operations, net of tax		(61,252)	12,775

Net income	849,656	575,396	529,009
Less: net income attributable to noncontrolling interests	168,178	163,838	118,037

Net income attributable to SNI	$681,478	$411,558	$410,972

Basic net income per share:
Net income (loss) per basic share of common stock:
Income from continuing operations attributable to SNI common shareholders	$4.48	$2.87	$2.39
Income (loss) from discontinued operations attributable to SNI common shareholders		(.37)	.08

Net income attributable to SNI common shareholders	$4.48	$2.50	$2.46

Diluted net income per share:
Income from continuing operations attributable to SNI common shareholders	$4.44	$2.86	$2.37
Income (loss) from discontinued operations attributable to SNI common shareholders		(.37)	.08

Net income attributable to SNI common shareholders	$4.44	$2.49	$2.45

Amounts attributable to SNI:
Income from continuing operations	$681,478	$472,810	$398,197
Income (loss) from discontinued operations		(61,252)	12,775

Net income attributable to SNI	$681,478	$411,558	$410,972

Weighted average shares outstanding:
Basic	152,180	164,657	166,800
Diluted	153,327	165,572	168,009

Net income per share amounts may not foot since each is calculated independently.

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended December 31,
	2012	2011	2010
Net income	$849,656	$575,396	$529,009
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax—2012, ($270); 2011, $615; 2010, ($824)	5,341	(2,048)	992
Pension liability adjustments, net of tax—2012, $6,330; 2011, $12,062; 2010, $6,031	(10,780)	(19,638)	(9,506)

Comprehensive income	844,217	553,710	520,495
Less: comprehensive income attributable to noncontrolling interests	168,254	163,974	118,044

Comprehensive income attributable to SNI	$675,963	$389,736	$402,451

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Cash Flows

(in thousands)	For the years ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$849,656	$575,396	$529,009
Loss (income) from discontinued operations		61,252	(12,775)
Depreciation and amortization of intangible assets	107,591	90,080	91,351
Write-down of goodwill	19,663
Amortization of network distribution costs	23,687	42,353	34,002
Program amortization	487,138	429,935	400,835
Equity in earnings of affiliates	(60,864)	(49,811)	(30,126)
Program payments	(623,484)	(521,243)	(393,539)
Capitalized network distribution incentives	(2,948)	(6,872)	(45,881)
Dividends received from equity investments	61,896	39,420	29,194
Deferred income taxes	(284,271)	34,300	(14,098)
Stock and deferred compensation plans	39,492	26,920	23,556
Changes in certain working capital accounts (excluding the effects of acquisition):
Accounts receivable	(4,461)	(48,029)	(96,974)
Other assets	(7,228)	628	393
Accounts payable	(2,157)	2,806	(16,449)
Accrued employee compensation and benefits	10,249	39	9,231
Accrued / refundable income taxes	(2,365)	21,497	(70,870)
Other liabilities	(5,688)	23,131	8,493
Other, net	8,777	(6,140)	3,227

Net cash provided by (used in) continuing operating activities	614,683	715,662	448,579
Net cash provided by (used in) discontinued operating activities		13,253	38,917

Cash provided by (used in) operating activities	614,683	728,915	487,496

Cash Flows from Investing Activities:
Additions to property and equipment	(63,416)	(54,113)	(54,785)
Purchase of long-term investments	(17,089)	(402,217)	(1,225)
Purchase of note receivable due from UKTV		(137,308)
Collections (funds advanced) on note receivable	12,264
Purchase of subsidiary companies, net of cash acquired	(119,036)
Purchase of noncontrolling interests		(3,400)	(14,400)
Other, net	(48,003)	1,881	1,409

Net cash provided by (used in) continuing investing activities	(235,280)	(595,157)	(69,001)
Net cash provided by (used in) discontinued investing activities	10,000	141,786	(22,176)

Cash provided by (used in) investing activities	(225,280)	(453,371)	(91,177)

Cash Flows from Financing Activities:
Proceeds from long-term debt		599,390
Payments on long-term debt		(100,000)
Dividends paid	(73,109)	(61,788)	(50,080)
Dividends paid to noncontrolling interests	(166,351)	(70,500)	(111,703)
Noncontrolling interest capital contribution		52,804
Repurchase of Class A common stock	(600,285)	(500,048)
Proceeds from stock options	121,665	24,491	65,230
Deferred loan costs		(4,558)
Other, net	6,675	(5,517)	(4,729)

Cash provided by (used in) financing activities	(711,405)	(65,726)	(101,282)

Effect of exchange rate changes on cash and cash equivalents	(565)	377	490

Increase (decrease) in cash and cash equivalents	(322,567)	210,195	295,527
Cash and cash equivalents:
Beginning of year	760,092	549,897	254,370

End of year	$437,525	$760,092	$549,897

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$46,682	$32,847	$20,011
Income taxes paid	348,158	184,114	294,702

Non-Cash Transactions:
Obligations incurred for purchase of intangible assets	74,254
Contingent consideration liability	8,323

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)							Redeemable
				Accumulated			Noncontrolling
		Additional		Other			Interests
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total	(Temporary
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity	Equity)
Balance as of December 31, 2009	$1,658	$1,271,209	$113,853	$(3,004)	$151,336	$1,535,052	$113,886
Comprehensive income (loss)			410,972	(8,521)	120,112	522,563	(2,068)
Additions to noncontrolling interest							957
Redemption of noncontrolling interest in FLN							(14,400)
Redeemable noncontrolling interests fair value adjustments			(59,773)			(59,773)	59,773
Contribution of Cooking Channel to Food Network Partnership		13,772			(13,772)
Dividends paid to noncontrolling interest					(111,703)	(111,703)
Dividends: declared and paid—$.30 per share			(50,080)			(50,080)
Convert 1,979,113 Voting Shares to Class A Common Shares
Stock-based compensation expense		21,773				21,773
Exercise of employee stock options: 1,952,243 shares issued	19	65,211				65,230
Other stock-based compensation, net: 142,551 shares issued; 218,676 shares repurchased; 10,282 shares forfeited	(1)	(7,756)				(7,757)
Tax benefits of compensation plans		6,841				6,841

As of December 31, 2010	1,676	1,371,050	414,972	(11,525)	145,973	1,922,146	158,148
Comprehensive income (loss)			411,558	(21,822)	152,010	541,746	11,964
Contribution by noncontrolling interest to Food Network Partnership					52,804	52,804
Effect of capital contributions to Food Network Partnership		25,368			(25,368)
Redemption of noncontrolling interest							(3,400)
Redeemable noncontrolling interest fair value adjustments			3,962			3,962	(3,962)
Dividends paid to noncontrolling interest					(70,500)	(70,500)
Dividends: declared and paid—$.375 per share			(61,788)			(61,788)
Convert 41,940 Voting Shares to Class A Common Shares
Repurchase 11,269,245 Class A Common shares	(113)	(95,304)	(404,631)			(500,048)
Stock-based compensation expense		23,968				23,968
Exercise of employee stock options: 721,235 shares issued	8	24,483				24,491
Other stock-based compensation, net: 264,524 shares issued; 213,439 shares repurchased; 4,800 shares forfeited		(8,417)				(8,417)
Tax benefits of compensation plans		5,281				5,281

As of December 31, 2011	1,571	1,346,429	364,073	(33,347)	254,919	1,933,645	162,750
Comprehensive income (loss)			681,478	(5,515)	166,059	842,022	2,195
Redeemable noncontrolling interest fair value adjustments			(24,055)			(24,055)	24,055
Dividends paid to noncontrolling interests					(113,851)	(113,851)	(52,500)
Dividends: declared and paid—$.48 per share			(73,109)			(73,109)
Repurchase 11,841,108 Class A Common shares	(118)	(104,378)	(495,789)			(600,285)
Stock-based compensation expense		32,130				32,130
Exercise of employee stock options: 3,317,088 shares issued	33	121,632				121,665
Other stock-based compensation, net: 376,169 shares issued; 110,176 shares repurchased	3	(2,940)				(2,937)
Tax benefits of compensation plans		12,826				12,826

As of December 31, 2012	$1,489	$1,405,699	$452,598	$(38,862)	$307,127	$2,128,051	$136,500

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

Description of Business — The Company operates in the media industry and has interests in national television networks and internet based media outlets. The Company’s reportable segment is Lifestyle Media. The Lifestyle Media segment includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country (“GAC”). Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories.

We also have established lifestyle media brands internationally. Our lifestyle-oriented channels are available in the United Kingdom, other European markets, the Middle East, Africa and Asia-Pacific.

See Note 20- Segment Information for additional information about the Company’s segments.

Basis of Presentation

Principles of Consolidation — The consolidated financial statements include the accounts of Scripps Networks Interactive, Inc. and its majority-owned subsidiary companies after elimination of intercompany accounts and transactions. Consolidated subsidiary companies include general partnerships and limited liability companies in which more than a 50% residual interest is owned. Investments in 20% to 50% owned companies and partnerships or companies and partnerships in which we exercise significant influence over the operating and financial policies are accounted for using the equity method. The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal.

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make a variety of decisions that affect the reported amounts and the related disclosures. Such decisions include the selection of accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions.

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

Concentration Risks — Approximately 70% of our operating revenues are derived from advertising. Operating results can be affected by changes in the demand for such services both nationally and in individual markets.

The six largest cable television systems and the two largest satellite television systems provide service to more than 90% of homes receiving HGTV, Food Network and Travel Channel. The loss of distribution of our networks by any of these cable and satellite television systems could adversely affect our business.

Foreign Currency Translation — Substantially all of our international subsidiaries use the local currency of their respective country as their functional currency. Assets and liabilities of such international subsidiaries are translated using end-of-period exchange rates while results of operations are translated based on the average exchange rates throughout the year. Equity is translated at historical exchange rates, with the resulting cumulative translation adjustment included as a component of accumulated other comprehensive income (loss) in shareholders’ equity, net of applicable taxes.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency using end-of-period exchange rates. Gains or losses resulting from such remeasurement are recorded in income. Foreign exchange gains and losses are included in miscellaneous, net in the consolidated statements of operations.

Reclassifications — Expense amounts that were previously reported under the captions “Employee compensation and benefits”, “Program amortization”, “Marketing and advertising” and “Other costs and expenses” in our 2011 and 2010 consolidated statements of operations have been reclassified into line items captioned as either “Cost of services” or “Selling, general and administrative”. Cost of services reflects the cost of providing our broadcast signal, programming and other content to respective distribution platforms. The costs captured within the cost of services caption include programming, satellite transmission fees, production and operations and other direct costs. Selling, general and administrative costs are primarily comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — Cash and cash equivalents consist of cash on hand and marketable securities with an original maturity of less than three months. Cash equivalents, which primarily consist of money market funds, are carried at cost plus accrued income, which approximates fair value.

Trade Receivables — We extend credit to customers based upon our assessment of the customer’s financial condition. Collateral is generally not required from customers. Allowances for credit losses are generally based upon trends, economic conditions, review of aging categories, specific identification of customers at risk of default and historical experience.

Investments — We have investments that are accounted for using both the equity method and cost method of accounting. We use the equity method to account for our investments in equity securities if our investment gives us the ability to exercise significant influence over operating and financial policies of the investee. Under this method of accounting, investments in equity securities are initially recorded at cost, and subsequently increased (or decreased) to reflect our proportionate share of the net earnings or losses of our equity method investees. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends are recorded as adjustments to the investment balances. Goodwill and other intangible assets arising from the acquisition of an investment in equity method investees are included in the carrying value of the investment. As goodwill is not reported separately, it is not separately tested for impairment. Instead, the entire equity method investment is tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

The cost method of accounting is utilized on investments that we do not have the ability to exercise significant influence over operating and financial policies of the investee. Our cost method investments, which are in private companies, are recorded at cost.

We regularly review our investments to determine if there has been any other-than-temporary decline in values. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which the investments carrying value exceeds fair value; the duration of the decline in fair value below carrying value; and the current cash position, earnings and cash forecasts, and near term prospects of the investee. The carrying value of an investment is adjusted when a decline in fair value below cost is determine to be other than temporary.

Property and Equipment — Property and equipment, which includes internal use software, is carried at historical cost less accumulated depreciation and impairments. Costs incurred in the preliminary project stage to develop or acquire internal use software or Internet sites are expensed as incurred. Upon completion of the preliminary project stage and upon management authorization of the project, costs to acquire or develop internal use software, which primarily include coding, designing system interfaces, and installation and testing, are capitalized if it is probable the project will be completed and the software will be used for its intended function. Costs incurred after implementation, such as maintenance and training, are expensed as incurred.

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 - 45 years
Leasehold improvements	Term of lease or useful life
Program production equipment	3 to 15 years
Computer hardware and software	3 to 5 years
Office and other equipment	3 to 10 years

Programs and Program Licenses — Programming is either produced by us or for us by independent production companies, or is licensed under agreements with independent producers.

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

Goodwill — Goodwill represents the cost of acquisitions in excess of the fair value of the acquired businesses’ tangible assets and separately identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually at the reporting unit level. We perform our annual impairment review during the fourth quarter. A reporting unit is defined as operating segments or groupings of businesses one level below the operating segment level. As of December 31, 2012, the Company’s reporting units were Lifestyle Media and Travel Channel International.

Amortizable Intangible Assets — Amortizable intangible assets consist, mainly, of the value assigned to acquired network distribution relationships, customer lists trade names, and other acquired rights.

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

Impairment of Long-Lived Assets — Long-lived assets (primarily property and equipment and amortizable intangible assets are reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability for long-lived assets is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount of the assets, then we write down the carrying value of the assets to estimated fair values which are primarily based upon forecasted discounted cash flows. Fair value of long-lived assets is determined based on a combination of discounted cash flows, market multiples and other indicators.

Income Taxes — Some of our consolidated subsidiary companies are general partnerships and limited liability companies which are treated as partnerships for tax purposes. Income taxes on partnership income and losses accrue to the individual partners. Accordingly, our financial statements do not include a provision (benefit) for income taxes on the noncontrolling partners’ share of the income (loss) of those consolidated subsidiary companies.

No provision has been made for U.S. or foreign income taxes that could result from future remittances of undistributed earnings of our foreign subsidiaries that management intends to indefinitely reinvest outside the United States.

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

Advertising — Advertising revenue is recognized, net of agency commissions, when the advertisements are displayed. Internet advertising includes (i) fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee; (ii) impression-based campaigns where the fee is based upon the number of times the advertisement appears in Web pages viewed by a user; and (iii) click-through based campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertisers’ website. Advertising revenue from fixed duration campaigns are recognized over the period in which the advertising appears. Internet advertising revenue that is based upon the number of impressions delivered or the number of click-throughs is recognized as impressions are delivered or click-throughs occur.

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

Network Affiliate Fees — Cable and satellite television systems generally pay a per-subscriber fee (“network affiliate fees”) for the right to distribute our programming under the terms of multi-year distribution contracts. Network affiliate fees are reported net of volume discounts earned by cable and satellite television system operators and net of incentive costs offered to system operators in exchange for initial multi-year distribution contracts. Such incentives may include an initial period in which the payment of network affiliate fees by the system is waived (“free period”), cash payments to system operators (“network launch incentives”), or both. We recognize network affiliate fees as revenue over the terms of the contracts, including any free periods. Network launch incentives are capitalized as assets upon launch of our programming on the cable or satellite television system and are amortized against network affiliate fees based upon the ratio of each period’s revenue to expected total revenue over the terms of the contracts.

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

Marketing and Advertising Costs — Marketing and advertising costs, which totaled $143 million in 2012, $118 million in 2011 and $120 million in 2010, include costs incurred to promote our businesses and to attract traffic to our Internet sites. Advertising production costs are deferred and expensed the first time the advertisement is shown. Other marketing and advertising costs are expensed as incurred.

Stock-Based Compensation — We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in Note 22 -Capital Stock and Stock Compensation Plans. The Plan provides for the award of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted Class A Common shares and restricted and performance-based restricted units to key employees and non-employee directors.

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

Net Income Per Share — The computation of basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding, including participating securities outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS.

The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	For the years ended December 31,
	2012	2011	2010
Basic weighted-average shares outstanding	152,180	164,657	166,800
Effect of dilutive securities:
Unvested performance share awards and share units held by employees	145	61	131
Stock options held by employees and directors	1,002	854	1,078

Diluted weighted-average shares outstanding	153,327	165,572	168,009

Anti-dilutive stock securities	618	2,057	2,513

3. ACCOUNTING STANDARDS UPDATES AND RECENTLY ISSUED ACCOUNTING STANDARDS UPDATES

In February 2013, an update was made to the Comprehensive Income Topic, ASC 220, which provides guidance on reporting of amounts reclassified out of accumulated other comprehensive income. The update requires an entity to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional details about those amounts. The update will become effective for us on January 1, 2013. We do not expect the adoption of this update will have a material impact on our consolidated financial statements.

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

4. ACQUISITIONS

Travel Channel International — On April 30, 2012, we acquired Travel Channel International, Ltd. (“TCI”) for consideration of approximately $107 million. Assets acquired in the transaction included approximately $7.6 million of cash. TCI is an independent company headquartered in the United Kingdom that broadcasts in 21 languages to 128 countries across Europe, the Middle East, Africa, and Asia-Pacific.

The following table summarizes the estimated fair values of the TCI assets acquired and liabilities assumed as of the date of acquisition. The allocation of the TCI purchase price is based upon preliminary appraisals and estimates, and is therefore subject to change.

(in thousands)	Travel Channel
International
Accounts receivable	$6,545
Other current assets	1,406
Programs and program licenses	9,164
Property and equipment	475
Amortizable intangible assets	59,977
Current liabilities	(4,456)
Deferred income tax	(15,243)

Total identifiable net assets	$57,868
Goodwill	41,599

Net purchase price	$99,467

The goodwill of $41.6 million arising from the TCI acquisition consists largely of the synergies and economies of scale expected from operating TCI as part of SNI. The goodwill recorded as part of this acquisition is not amortizable for tax purposes.

TCI contributed operating revenues of $16.7 million and net income of $1.3 million to SNI’s operating results during 2012.

RealGravity, Inc. — In January 2012, we acquired RealGravity, Inc. RealGravity is a California-based company that specializes in online video publishing technologies. The purchase price, which comprised both cash of $20 million and contingent consideration, was allocated based upon the fair values of assets acquired and liabilities assumed as of the date of acquisition.

We allocated $19.7 million of the purchase price to goodwill. In conjunction with our annual fourth quarter goodwill impairment review, this goodwill allocated to RealGravity was subsequently written-off. The contingent consideration payable was estimated using probability-weighted discounted cash flow models and was valued at $8.3 million on the date of acquisition.

Pro forma results are not presented for any of the acquisitions completed during 2012 because the consolidated results of operations would not be significantly different from reported amounts. Financial information for the acquired business are reported within our corporate and other segment caption.

5. DISCONTINUED OPERATIONS

During 2011, our Board of Directors approved the sale of our Shopzilla business and its related online comparison shopping brands. We received consideration totaling approximately $160 million upon finalizing the sale of the business on May 31, 2011.

Our uSwitch business was sold during the fourth quarter of 2009 for approximately $10.3 million in cash.

The assets, liabilities and results of operations for our Shopzilla and uSwitch business have been retrospectively presented as discontinued operations within our consolidated financial statements for all periods presented.

Operating results of our discontinued operations were as follows:

(in thousands)	For the years ended December 31,
	2011	2010
Shopzilla operating revenues	$87,492	$184,469

Income (loss) from discontinued operations, before tax:
Shopzilla:
Income (loss) from operations	$(2,468)	$4,243
Loss on divestiture	(54,827)
uSwitch:
Income (loss) from operations		714

Income (loss) from discontinued operations, before tax	(57,295)	4,957
Income taxes (benefit)	3,957	(7,818)

Income (loss) from discontinued operations, net of tax	$(61,252)	$12,775

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

6. TRANSACTION COSTS AND OTHER CHARGES AND CREDITS

Income from continuing operations was affected by the following:

Income tax adjustments — Our tax provision in the fourth quarter of 2012 reflects an income tax benefit of $213 million arising from the reversal of valuation allowances on deferred tax assets related to capital loss carry forwards. Previously, the Company had estimated that it would be unable to use any of the capital loss carry forwards generated from the sales of the Shopzilla and uSwitch businesses. As a consequence of a restructuring that was completed to achieve a more efficient tax structure, the Company recognized a $574 million capital gain that utilized substantially all of its capital loss carry forwards. As the capital losses are not available in states in which the Company does not file unitary income tax returns, state tax expenses totaling $23.1 million were also recognized. Our fourth quarter 2012 tax provision also includes an $11.8 million favorable tax adjustment that reflects expiring statutes of limitations in certain tax jurisdictions and the related reduction of our liability for uncertain tax positions. These fourth quarter 2012 income tax adjustments increased year-to-date net income attributable to SNI by $202 million.

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

Asset write-downs—In connection with our annual impairment test for goodwill, we recorded a $19.7 million non-cash charge in the fourth quarter of 2012 to write-down the goodwill associated with RealGravity to fair value. Equity in earnings of affiliates for the fourth quarter of 2012 also reflects a non-cash charge of $5.9 million to reduce the carrying value of an investment to its estimated fair value. These charges decreased net income attributable to SNI by $22.0 million.

UKTV — In August 2011, the Company announced that SNI would be acquiring a 50-percent equity interest in UKTV for £239 million and £100 million to acquire the outstanding preferred stock and debt due to Virgin Media, Inc. from UKTV. To minimize the cash flow volatility resulting from British Pound to U.S. dollar currency exchange rate changes, we subsequently entered into foreign currency forward contracts that effectively set the U.S. dollar value for the transaction. We settled these foreign currency exchange forward contracts around the September 30, 2011 closing of the transaction and recognized losses from the contracts totaling $25.3 million. These losses reported within the “Miscellaneous, net” caption in our consolidated statements of operations reduced net income attributable to SNI $15.7 million.

Operating results in 2011 include transaction related costs of $6.5 million associated with our acquisition of a 50-percent equity interest in UKTV. Net income attributable to SNI was decreased $4.0 million.

Food Network Partnership noncontrolling interest — During 2010, we completed the rebranding of the Fine Living Network (“FLN”) to the Cooking Channel and subsequently contributed the membership interest of the Cooking Channel to the Food Network Partnership (the “Partnership”) in August of 2010. In accordance with the terms of the Partnership agreement, the noncontrolling interest owner is required to make a pro-rata capital contribution to maintain its proportionate interest in the Partnership. At the close of our 2010 fiscal year, the noncontrolling owner had not made the required $52.8 million contribution and as a result its ownership interest in the Partnership was diluted from 31% to 25%. Accordingly, following the Cooking Channel contribution, profits were allocated to the noncontrolling owner at its reduced ownership percentage, reducing net income attributed to noncontrolling interest by $8.0 million in 2010. Net income attributable to SNI was increased $4.7 million.

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

Travel Channel and other costs — Operating results in 2010 include $29.9 million of transition costs following our acquisition of a controlling interest in the Travel Channel in December 2009. Operating results also include $11.0 million of marketing and legal expenses incurred to support the Company’s affiliate agreement renewal negotiations for Food Network and HGTV. These items reduced net income attributable to SNI $17.8 million.

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

A reconciliation of amounts included in income from continuing operations before income taxes and the income (loss) allocated to us for tax purposes is as follows:

(in thousands)	For the years ended December 31,
	2012	2011	2010
Income allocated to SNI	$769,585	$719,955	$617,765
Income of pass-through entities allocated to noncontrolling interests	168,178	163,145	117,896

Income from continuing operations before income taxes	$937,763	$883,100	$735,661

The provision for income taxes consisted of the following:

(in thousands)	For the years ended December 31,
	2012	2011	2010
Current:
Federal	$302,425	$180,794	$189,890
Tax benefits from NOLs	(224)	(82)	(85)

Federal, net	302,201	180,712	189,805

State and local	54,371	25,136	38,943
Tax benefits from NOLs	(155)		(2,794)

State and local, net	54,216	25,136	36,149

Foreign	3,135	1,023	724

Total	359,552	206,871	226,678
Tax benefits of compensation plans allocated to additional paid-in capital	12,826	5,281	6,841

Total current income tax provision	372,378	212,152	233,519

Deferred:
Federal	(272,023)	22,954	(19,930)
Other	(18,308)	(1,331)	631

Total	(290,331)	21,623	(19,299)
Deferred tax allocated to other comprehensive income	6,060	12,677	5,207

Total deferred income tax (benefit) provision	(284,271)	34,300	(14,092)

Provision for income taxes	$88,107	$246,452	$219,427

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
U.S. state and local income taxes, net of federal income tax benefit	3.3	2.9	3.3
Income of pass-through entities allocated to noncontrolling interests	(6.1)	(6.0)	(5.6)
Section 199—Production Activities deduction	(2.8)	(2.4)	(2.7)
Release of valuation allowance	(22.7)
Miscellaneous	2.7	(1.6)	(0.2)

Effective income tax rate	9.4%	27.9%	29.8%

The approximate effect of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

(in thousands)	As of December 31,
	2012	2011
Deferred tax assets:
Accrued expenses not deductible until paid	$(5,083)	$(4,467)
Deferred compensation and retiree benefits not deductible until paid	(63,727)	(54,611)
Tax basis capital loss and credit carryforwards	(7,983)	(264,941)
State and foreign net operating loss carryforwards	(16,023)	(20,977)
Investments, primarily gains and losses not yet recognized for tax purposes	(179,614)
Other temporary differences, net	(4,832)	(6,476)

	(277,262)	(351,472)

Deferred tax liabilities:
Property and equipment, and intangible assets	60,164	39,330
Investments, primarily gains and losses not yet recognized for tax purposes		81,000
Programs and program licenses	20,328	44,471

	80,492	164,801

Valuation allowance for deferred tax assets	21,931	284,874

Net deferred tax (asset) / liability	$(174,839)	$98,203

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. The bill includes the reinstatement of the provision which allows programmers to immediately expense production costs which are incurred in the United States. Since the legislation was not enacted until 2013, the impact of this provision has not been recognized in 2012 financial results but will be recorded as a discrete item in the first quarter of 2013. The Company estimates that additional tax expense of $4.1 million and increase in deferred tax liabilities of $79.3 will result from the extension of this provision.

The current year tax provision includes an income tax benefit of $213 million from the release of the valuation allowances on deferred tax assets with respect to capital losses incurred upon the Company’s sale of its Shopzilla and uSwitch businesses. Based on its expectations over the applicable carry forward periods, the Company had previously determined that it would be unable to use any of the capital loss carry forwards. As a consequence of a restructuring that was completed to achieve a more efficient tax structure, the Company recognized a $574 million capital gain that utilized substantially all its capital loss carry forwards. The Company also incurred $23.1 million in state tax expense in implementing the restructuring as no capital losses were available in states in which it does not file unitary income tax returns.

Recognition of the gain also resulted in an increase in the tax bases of certain assets which will be deductible over future years. The Company has recorded a deferred tax asset to reflect the tax benefit of these deductions in subsequent years.

At December 31, 2012 there were remaining capital losses of $21.9 million available to the Company. No capital gains are expected in the remaining carryforward periods for these capital losses; therefore, a valuation allowance of $8.0 million has been recorded on the deferred tax asset for the losses as it is more likely than not that the capital losses will not be utilized.

There were $60.6 million of net operating loss carryforwards related to our foreign subsidiaries at December 31, 2012. Although these carryforwards are subject to unlimited carryforward periods, the deferred tax assets for these items have been reduced by a valuation allowance of $13.9 million as it is more likely than not that these loss carryforwards will not be realized.

No provision has been made for United States federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested ($35.7 million at December 31, 2012). Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)
	2012	2011	2010
Gross unrecognized tax benefits—beginning of year	$69,396	$61,600	$61,201
Increases in tax positions for prior years	627	2,055	6,552
Decreases in tax positions for prior years	(4,340)	(1,540)	(3,411)
Increases in tax positions for current year	42,881	22,276	20,950
Settlements		(1,925)	(11,385)
Lapse in statute of limitations	(14,345)	(13,070)	(12,307)

Gross unrecognized tax benefits—end of year	$94,219	$69,396	$61,600

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $59.3 million at December 31, 2012, $44.5 million at December 31, 2011 and $39.4 million at December 31, 2010. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. Related to the amounts above, we recognized interest expense of $0.3 million in 2012 and $0.2 million in 2011. We recognized interest benefits of $1.7 million in 2010. Included in the balance of unrecognized tax benefits at December 31, 2012, December 31, 2011, and December 31, 2010, respectively, were $5.9 million, $5.5 million, and $5.0 million of liabilities for interest.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. As of December 31, 2012, we had been examined by the Internal Revenue Service (“IRS”) through calendar year 2009. In addition, there are state examinations currently in progress. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $13.7 million.

Our tax years for 2008 and forward are subject to examination by state, local or foreign tax authorities. With a few exceptions, the Company is no longer subject to examinations by these tax authorities for years prior to 2008.

8. INVESTMENTS

Investments consisted of the following:

(in thousands)	As of December 31,
	2012	2011
Equity-method investments	$474,523	$455,087
Cost-method investments	15,180	180

Total investments	$489,703	$455,267

Equity-Method Investments — At December 31, 2012, investments accounted for using the equity method included the Company’s investments in UKTV (50% owned), HGTV Canada (33% owned), Food Canada (29% owned), Fox-BRV Southern Sports Holdings (7.25% owned), Oyster.com (24.01% owned), Food Network Magazine JV (50% owned) and HGTV Magazine JV (50% owned).

Following the close of business on September 30, 2011, we acquired a 50% interest in UKTV. UKTV is one of the United Kingdom’s leading multi-channel television programming companies. Final consideration paid in the transaction consisted of approximately $395 million to purchase preferred stock and common equity interest in UKTV and approximately $137 million to acquire debt due to Virgin Media, Inc. from UKTV. The debt acquired, reported within “Other Non-Current Assets” in our consolidated balance sheet, effectively acts as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements, and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling, and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. We began recognizing our proportionate share of the results from UKTV’s operations on October 1, 2011. As of December 31, 2012 and December 31, 2011, the Company’s investment in UKTV was $420 million and $402 million, respectively.

The following tables present aggregated summarized financial information for our equity method investments. The summarized financial information is only reported for the periods we owned an interest in the equity method investment.

Aggregated statement of operations data for investments accounted for using the equity method of accounting is as follows:

(in thousands)	For the years ended December 31,
	2012	2011	2010
Operating revenues	$1,160,391	$790,172	$588,539
Operating income	587,787	484,598	354,715
Net income	$427,445	$359,159	$275,099

Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Estimated amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be $18.4 million in 2013, $18.4 million in 2014, $17.6 million in 2015, $15.3 million in 2016, and $15.3 million in 2017.

Aggregated balance sheet information for investments accounted for using the equity method of accounting is as follows:

(in thousands)	As of December 31,
	2012	2011
Current assets	$576,504	$503,270
Non-current assets	112,775	72,125

Total Assets	$689,279	$575,395

Current liabilities	$139,119	$149,688
Noncurrent liabilities	212,213	191,130
Equity	337,947	234,577

Total Liabilities and Equity	$689,279	$575,395

Investment Writedowns — We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. During 2012, we recorded a $5.9 million write-down to reduce the carrying value of an investment to its estimated fair value. No writedowns were recognized on any of our investments in 2011 or 2010.

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

There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2012. The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012:

(in thousands)
	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$198,968		$198,968
Derivative asset	804				$804

Total assets	$199,772		$198,968		$804

Temporary equity-
Redeemable noncontrolling interest	$136,500	$		$		$136,500

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011:

(in thousands)
	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$587,617		$587,617
Derivative asset	5,820				$5,820

Total assets	$593,437		$587,617		$5,820

Temporary equity-
Redeemable noncontrolling interest	$162,750	$		$		$162,750

Derivatives include freestanding derivative forward contracts which are marked to market at each reporting period. We classify our foreign currency forward contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

We determine the fair value of the redeemable noncontrolling interest using a combination of a discounted cash flow valuation model and a market approach that applies revenues and EBITDA estimates against the calculated multiples of comparable companies. Operating revenues and EBITDA are key assumptions utilized in both the discounted cash flow valuation model and the market approach. The selected discount rate of approximately 12% is also a key assumption in our discounted cash flow valuation model (refer to Note 18—Redeemable Noncontrolling Interest and Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

(in thousands)	Redeemable Noncontrolling Interest
	As of December 31,
	2012	2011
Beginning period balance	$162,750	$158,148
Redemption of noncontrolling interest		(3,400)
Dividends paid to noncontrolling interest	(52,500)
Net income	2,195	11,805
Noncontrolling interest share of foreign currency translation		159
Fair value adjustment	24,055	(3,962)

Ending period balance	$136,500	$162,750

The net income amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our statements of operations.

Other Financial Instruments — The carrying values of our financial instruments do not materially differ from their estimated fair values as of 2012 and 2011 except for long-term debt, which is disclosed in note 15.

Non-Recurring Measurements — The majority of the Company’s non-financial instruments, which include goodwill and other intangible assets, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the nonfinancial instrument be recorded at the lower of cost or its fair value.

To determine the fair value of goodwill, we generally use market data, appraised values and discounted cash flow analyses. As the primary determination of fair value is determined using a discounted cash flow model, the resulting fair value is considered a Level 3 measurement. Upon completing our annual goodwill impairment test in the fourth quarter of 2012, we determined that the goodwill of our RealGravity business was impaired and was written down $19.7 million.

10. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	As of December 31,
	2012	2011
Land and improvements	$12,607	$11,835
Buildings and improvements	152,100	140,418
Equipment	125,352	127,328
Computer software	195,032	151,204

Total	485,091	430,785
Accumulated depreciation	247,783	210,940

Property and equipment	$237,308	$219,845

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

(in thousands)	As of December 31,
	2012	2011
Goodwill	$571,484	$510,484
Accumulated impairment	(19,663)

Goodwill, net	$551,821	$510,484

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	566,798	514,944
Customer lists	90,500	87,107
Copyrights and other trade names	63,712	59,350
Acquired rights and other	120,227	8,008

Total carrying amount	841,237	669,409

Accumulated amortization:
Acquired network distribution rights	(98,355)	(70,082)
Customer lists	(42,692)	(28,981)
Copyrights and other trade names	(12,331)	(8,800)
Acquired rights and other	(9,359)	(5,451)

Total accumulated amortization	(162,737)	(113,314)

Total other intangible assets, net	678,500	556,095

Total goodwill and other intangible assets, net	$1,230,321	$1,066,579

Activity related to goodwill and amortizable intangible assets by segment was as follows:

(in thousands)	Lifestyle	Corporate
	Media	and other	Total
Goodwill:
Balance as of December 31, 2010	$510,484		$510,484

Balance as of December 31, 2011	510,484		510,484
Additions—business acquisitions		61,262	61,262
Impairment		(19,663)	(19,663)
Foreign currency translation adjustment		(262)	(262)

Balance as of December 31, 2012	$510,484	41,337	$551,821

Amortizable intangible assets:
Balance as of December 31, 2010	$597,938	$142	$598,080
Additions	65		65
Foreign currency translation adjustment		4	4
Amortization	(41,974)	(80)	(42,054)

Balance as of December 31, 2011	556,029	66	556,095
Additions—business acquisitions		59,977	59,977
Addition of acquired rights	112,211		112,211
Foreign currency translation adjustment		(434)	(434)
Amortization	(46,540)	(2,809)	(49,349)

Balance as of December 31, 2012	$621,700	$56,800	$678,500

Separately acquired intangible assets reflect the acquisition of certain rights that will expand our opportunity to earn future revenues. Cash payments for these acquired rights totaled $38.0 million in 2012 and are reported as an investing activity in the other, net caption of our consolidated statement of cash flows.

To determine the fair value of our reporting units, we used market data and discounted cash flow analyses. In the course of performing our 2012 impairment review, we determined that the goodwill of our RealGravity business was impaired. The impairment reflects the effects of changes to RealGravity’s business model and the corresponding valuation impact that resulted from the business generating lower near term operating results. The goodwill impairment charge totaled $19.7 million for 2012. No impairment charges were recorded in 2011 and 2010.

Estimated amortization expense of intangible assets for each of the next five years is expected to be $53.0 million in 2013, $52.5 million in 2014, $43.7 million in 2015, $43.3 million in 2016, $43.0 million in 2017 and $443.0 million in later years.

12. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

(in thousands)	As of December 31,
	2012	2011
Cost of programs available for broadcast	$1,742,798	$1,484,714
Accumulated amortization	1,178,848	996,376

Total	563,950	488,338
Progress payments on programs not yet available for broadcast	202,923	147,056

Total programs and program licenses	$766,873	$635,394

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. These contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $154 million at December 31, 2012. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Progress payments on programs not yet available for broadcast and the cost of programs and program licenses capitalized totaled $609 million in 2012, $542 million in 2011 and $403 million in 2010.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs	Programs Not
	Available for	Yet Available
	Broadcast	for Broadcast	Total
2013	$314,659	$141,323	$455,982
2014	153,737	107,968	261,705
2015	72,761	59,524	132,285
2016	21,465	36,130	57,595
2017	1,162	11,068	12,230
Later years	166	467	633

Total	$563,950	$356,480	$920,430

Actual amortization in each of the next five years will exceed the amounts presented above as our national television networks will continue to produce and license additional programs.

13. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

(in thousands)	As of December 31,
	2012	2011
Network launch incentives	$13,772	$30,070
Unbilled affiliate fees	8,780	16,169

Total unamortized network distribution incentives	$22,552	$46,239

Unamortized network distribution incentives are included in other noncurrent assets on our consolidated balance sheet. We did not capitalize any launch incentive payments in 2012. Capitalized launch incentive payments totaled $5.5 million in 2011 and $41.2 million in 2010.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network distribution incentives for future years, is presented below.

(in thousands)
Amortization for the year ended December 31:
2012	$23,687
2011	42,353
2010	34,002

Estimated amortization for the year ending December 31:
2013	$7,062
2014	7,342
2015	7,130
2016	1,018

Total	$22,552

Actual amortization could be greater than the above amounts as additional incentive payments may be capitalized as we expand distribution of our networks.

14. OTHER ACCRUED CURRENT LIABILITIES

Other accrued current liabilities consisted of the following:

(in thousands)	As of December 31,
	2012	2011
Accrued rent	$15,664	$13,815
Accrued interest	15,087	15,612
Accrued expenses	60,826	31,016

Total	$91,577	$60,443

The “Accrued expenses” caption in the table above for 2012 includes $31.4 million of obligations for the purchase of intangible assets.

15. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	As of December 31,
	2012	2011
3.55% senior notes due in 2015	$884,694	$884,545
2.70% senior notes due in 2016	499,522	499,400

Total long-term debt	$1,384,216	$1,383,945

Fair value of long-term debt *	$1,449,872	$1,428,653

*	The fair value of the long-term senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt of the same remaining maturity.

On December 1, 2011, SNI completed the sale of $500 million of aggregate principal amount Senior Notes. The Senior Notes mature on December 15, 2016 bearing interest at 2.70%. Interest is paid on the notes on June 15th and December 15th each year.

On December 15, 2009, a majority-owned subsidiary of SNI issued a total of $885 million of aggregate principal amount Senior Notes through a private placement. The Senior Notes mature on January 15, 2015 bearing interest at 3.55%. Interest is paid on the notes on January 15th and July 15th of each year. The Senior Notes are guaranteed by SNI. Cox TMI, Inc., a wholly-owned subsidiary of Cox Communications, Inc. and 35% owner in the Travel Channel has agreed to indemnify SNI for payments made in respect to SNI’s guarantee.

We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 90 basis points and undrawn amounts bearing interest at 10 basis points as of December 31, 2012. There were no outstanding borrowings under the Facility at December 31, 2012 or December 31, 2011.

The Facility and Senior Notes include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

There was no capitalized interest in 2012. Capitalized interest was $0.2 million in 2011 and $0.4 million in 2010.

16. OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)	As of December 31,
	2012	2011
Liability for pension and post employment benefits	$92,758	$78,282
Deferred compensation	27,940	20,698
Liability for uncertain tax positions	63,182	48,038
Other	53,522	1,411

Other liabilities (less current portion)	$237,402	$148,429

The “Other” caption in the table above for 2012 includes $42.8 million of obligations for the purchase of intangible assets and $9.7 million for the estimated fair value of the RealGravity contingent consideration liability.

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

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts outstanding at December 31, 2012 was $232.6 million and was $238.7 million at December 31, 2011. We held no foreign currency derivative financial instruments at December 31, 2010.

We recognized $11.5 million of losses in 2012 and $5.8 million of gains in 2011 from these forward contracts which are reported in the miscellaneous, net caption in the consolidated statements of operations. The losses from these forward contracts in 2012 are more than offset by foreign exchange transaction gains of $21.1 million in 2012. Foreign exchange transaction gains and losses are also recorded in the miscellaneous, net caption in our consolidated financial statements.

18. REDEEMABLE NONCONTROLLING INTEREST AND NONCONTROLLING INTEREST

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

During the fourth quarter of 2012, the Food Network partnership agreement was extended and specifies a dissolution date of December 31, 2014. If the term of the partnership is not extended prior to that date, the agreement permits the Company, as the holder of approximately 80% of the applicable votes, to reconstitute the partnership and continue its business. If the partnership is not extended or reconstituted it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

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

The measurement date used for the retirement plans is December 31. The components of the expense consisted of the following:

(in thousands)	For the years ended December 31,
	Defined Benefit Plan			SERP
	2012	2011	2010	2012	2011	2010
Interest cost	$3,226	$3,829	$3,092	$1,490	$2,095	$1,527
Expected return on plan assets, net of expenses	(3,742)	(2,919)	(2,575)
Settlement (gain)/loss						304
Amortization of net (gain)/loss	2,052	192		2,200	498	137

Total for defined benefit plans	$1,536	$1,102	$517	$3,690	$2,593	$1,968

Assumptions used in determining the annual retirement plans expense were as follows:

	Defined Benefit Plan			SERP
	2012	2011	2010	2012	2011	2010
Discount rate	3.90%	5.60%	6.20%	3.60%	5.50%	6.00%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%	N / A	N / A	N / A
Increase in compensation levels	5.10%	4.10%	4.10%	4.60%	4.10%	4.10%

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

Obligations and Funded Status — Defined benefit plans pension obligations and funded status are actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

(in thousands)	For the years ended December 31,
	Defined Benefit Plan		SERP
	2012	2011	2012	2011
Accumulated benefit obligation	$90,418	$72,666	$43,775	$35,654

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$83,289	$64,374	$45,835	$31,465
Interest cost	3,226	3,829	1,490	2,095
Benefits paid	(2,088)	(638)	(680)	(1,242)
Actuarial losses (gains)	18,959	15,724	6,062	13,517

Projected benefit obligation at end of year	103,386	83,289	52,707	45,835

Plan assets:
Fair value at beginning of year	46,244	41,112
Actual return on plan assets	7,402	(230)
Company contributions	9,200	6,000	680	1,242
Benefits paid	(2,088)	(638)	(680)	(1,242)

Fair value at end of year	60,758	46,244	—	—

Over / (under) funded status	$(42,628)	$(37,045)	$(52,707)	$(45,835)

Amounts recognized as assets and liabilities in the consolidated balance sheets:
Current liabilities			$(2,577)	$(4,598)
Non-current liabilities	$(42,628)	$(37,045)	(50,130)	(41,237)

Total	$(42,628)	$(37,045)	$(52,707)	$(45,835)

Amounts recognized in accumulated other comprehensive loss (income) consist of:
Net (gain) / loss	$40,859	$27,611	$30,974	$27,112

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive loss (income) consist of:

(in thousands)	For the years ended December 31,
	Defined Benefit Plan		SERP
	2012	2011	2012	2011
Net actuarial loss (gain)	$15,300	$18,873	$6,062	$13,517
Amortization of net gain (loss)	(2,052)	(192)	(2,200)	(498)

Total recognized in other comprehensive loss (income)	13,248	18,681	3,862	13,019
Net periodic benefit cost	1,536	1,102	3,690	2,593

Total recognized in net periodic benefit cost and other comprehensive income	$14,784	$19,783	$7,552	$15,612

We expect to recognize amortization from accumulated other comprehensive income into net periodic benefit costs of $2.9 million and $3.3 million for the net actuarial loss during 2013 related to our non-qualified SERP plan and our defined benefit plan, respectively.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets was as follows:

(in thousands)	For the years ended December 31,
	Defined Benefit Plan		SERP
	2012	2011	2012	2011
Accumulated benefit obligation	$90,418	$72,666	$43,775	$35,654
Fair value of plan assets	60,758	46,244

Information for defined benefit plans with a projected benefit obligation in excess of plan assets was as follows:

(in thousands)	For the years ended December 31,
	Defined Benefit Plan		SERP
	2012	2011	2012	2011
Projected benefit obligation	$103,386	$83,289	$52,707	$45,835
Fair value of plan assets	60,758	46,244

Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	For the years ended December 31,
	Defined Benefit Plan		SERP
	2012	2011	2012	2011
Discount rate	3.30%	3.90%	2.80%	3.60%
Rate of compensation increases	5.40%	5.10%	5.00%	4.60%

Plan Assets — Our investment policy is to maximize the total rate of return on plan assets to meet the long-term funding obligations of the plan. Plan assets are invested using a combination of active management and passive investment strategies. Risk is controlled through diversification among multiple asset classes, managers, styles, and securities. Risk is further controlled both at the manager and asset class level by assigning return targets and evaluating performance against these targets. Information related to our pension plan asset allocations by asset category were as follows:

		Percentage of plan assets
	Target Allocations	as of December 31,
	for 2013	2012	2011
US equity securities	27%	31%	29%
Non-US equity securities	39	34	37
Fixed-income securities	34	30	30
Real estate			4
Other		5

Total	100%	100%	100%

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

Fair Value Measurements — Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Plan assets are classified in one of the three levels which are described below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our plan asset categories that are measured at fair value on a recurring basis at December 31, 2012 and the level of inputs utilized for fair value.

(in thousands)	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
US equity securities
Mutual funds	$18,436	$18,436
Non-US equity securities
Mutual funds	20,442	20,442
Fixed income securities
Mutual funds	18,287	18,287
Other
Mutual funds	3,007	3,007

Subtotal	$60,172	$60,172
Cash	586	586

Total	$60,758	$60,758

The following table sets forth our plan asset categories that are measured at fair value on a recurring basis at December 31, 2011 and the level of inputs utilized for fair value.

(in thousands)	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
US equity securities
Common/collective trust funds	$13,312		$13,312
Non-US equity securities
Common/collective trust funds	17,234		17,234
Fixed income securities
Common/collective trust funds	13,882		13,882
Real estate
Common/collective trust funds	1,793			$1,793

Subtotal	$46,221		$44,428	$1,793
Cash	23	$23

Total	$46,244	$23	$44,428	$1,793

Common/collective trust funds are typically valued at their net asset values that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.

Some of our assets, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events. For those investments reported on a one-quarter lagged basis (real estate) we use net asset values, adjusted for subsequent cash flows and significant events. The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2012:

(in thousands)
		Net Realized and	Net Purchases,	Net Transfers
	January 1, 2012	Unrealized Gains/	Issuances and	Into/(Out of)	December 31, 2012
	Balance	(Losses)	Settlements	Level 3	Balance
Real estate
Common/collective trust funds	$1,793	$94	$(1,887)

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2011:

(in thousands)
		Net Realized and	Net Purchases,	Net Transfers
	January 1, 2011	Unrealized Gains/	Issuances and	Into/(Out of)	December 31, 2011
	Balance	(Losses)	Settlements	Level 3	Balance
Fixed income securities
Hedge funds	$19	$	$(19)	$
Real estate
Common/collective trust funds	1,519	274			$1,793

Total	$1,538	$274	$(19)	$	$1,793

Cash Flows — We anticipate contributing $2.6 million to fund current benefit payments for the non-qualified SERP plan in 2013. We anticipate contributing $0.4 million to meet minimum funding requirements of our defined benefit plan in 2013.

The estimated future benefit payments expected to be paid for the next ten years are as follows:

(in thousands)	Defined
	Benefit Plan	SERP
2013	$5,795	$2,577
2014	5,834	3,445
2015	7,149	13,862
2016	5,959	2,317
2017	6,544	2,110
2018 - 2022	30,962	14,042

Defined Contribution Retirement Plan — Substantially all employees of the Company are also covered by a company-sponsored defined contribution plan (“DC Plan”). The Company matches a portion of employees’ voluntary contribution to this plan. Effective January 1, 2010, the Company began making additional contributions to eligible employee’s 401K accounts in accordance with enhanced provisions to the DC Plan. The amount contributed to each employee’s account is a percentage of the employee’s total eligible compensation based upon their age and service with the Company as of the first day of each year. Expense related to our defined contribution plans was $14.8 million in 2012, $13.4 million in 2011 and $12.4 million in 2010.

Executive Deferred Compensation Plan — We have an unqualified executive deferred compensation plan that is available to certain management level employees. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. The deferred compensation plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate owned life insurance contracts held in a rabbi trust to support the plan. During 2012, we invested $7.0 million within this rabbi trust and purchased $6.4 million of corporate owned life insurance contracts with these assets. The cash surrender value of the company owned life insurance contracts totaled $6.4 million as of December 31, 2012 and is included in other assets in our consolidated balance sheet. Gains or losses related to the insurance contracts are included in the caption miscellaneous, net in our statement of operations and have not been significant to date. The unsecured obligation to pay the compensation deferred, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $28.9 million at December 31, 2012 and $21.5 million at December 31, 2011, and are included in other liabilities in our consolidated balance sheets.

20. SEGMENT INFORMATION

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

Each of our businesses may provide advertising, programming or other services to one another. In addition, certain corporate costs and expenses, including information technology, pensions and other employee benefits, and other shared services, are allocated to our businesses. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business. Corporate assets, included within the corporate and other segment caption, are primarily comprised of cash and cash equivalents, investments, and deferred income taxes.

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

Information regarding our segments is as follows:

(in thousands)	For the years ended December 31,
	2012	2011	2010
Segment operating revenues:
Lifestyle Media	$2,256,367	$2,045,030	$1,867,228
Corporate and other/intersegment eliminations	50,815	27,018	15,465

Total operating revenues	$2,307,182	$2,072,048	$1,882,693

Segment profit (loss):
Lifestyle Media	$1,135,557	$1,049,934	$903,572
Corporate and other	(94,684)	(72,653)	(68,432)

Total segment profit	1,040,873	977,281	835,140
Depreciation and amortization of intangible assets	(107,591)	(90,080)	(91,351)
Write-down of goodwill	(19,663)
Gains (losses) on disposal of property and equipment	754	(603)	(1,511)
Interest expense	(50,814)	(36,121)	(35,167)
Equity in earnings of affiliates	60,864	49,811	30,126
Miscellaneous, net	13,340	(17,188)	(1,576)

Income from continuing operations before income taxes	$937,763	$883,100	$735,661

Depreciation:
Lifestyle Media	$52,317	$46,056	$41,561
Corporate and other	5,925	1,970	1,793

Total depreciation	$58,242	$48,026	$43,354

Amortization of intangible assets:
Lifestyle Media	$46,540	$41,974	$47,908
Corporate and other	2,809	80	89

Total amortization of intangible assets	$49,349	$42,054	$47,997

	2012	2011	2010
Additions to property and equipment:
Lifestyle Media	$52,666	$48,744	$53,343
Corporate and other	12,145	5,369	2,402

Total additions to property and equipment	$64,811	$54,113	$55,745

Business acquisitions and other additions to long-lived assets:
Lifestyle Media	$716,661	$549,490	$440,378
Corporate and other	141,031	403,340	4,814

Total	$857,692	$952,830	$445,192

Assets:
Lifestyle Media	$2,872,778	$2,793,860	$2,681,511
Corporate and other	1,266,020	1,167,810	444,653

Total assets of continuing operations	4,138,798	3,961,670	3,126,164
Discontinued operations			262,268

Total assets	$4,138,798	$3,961,670	$3,388,432

No single customer provides more than 10% of our revenue.

Other additions to long-lived assets include investments, capitalized intangible assets, and capitalized programs.

As of December 31, assets held by our businesses outside of the United States totaled $575 million for 2012, $430 million for 2011, and $8.4 million for 2010.

21. COMMITMENTS AND CONTINGENCIES

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2012, were: 2013, $22.2 million; 2014, $22.6 million; 2015, $21.3 million; 2016, $26.3 million; 2017, $24.0 million; and later years, $55.0 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $25.4 million in 2012, $21.0 million in 2011 and $20.5 million in 2010.

In the ordinary course of business, we enter into long-term contracts to obtain satellite transmission rights or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2012, were: 2013, $123 million; 2014, $78.2 million; 2015, $57.3 million; 2016, $41.5 million; 2017, $22.0 million; and later years, $16.3 million. We expect these contracts will be replaced with similar contracts upon their expiration.

22. CAPITAL STOCK AND STOCK COMPENSATION PLANS

Capital Stock — SNI’s capital structure includes Common Voting Shares and Class A Common shares. The articles of incorporation provide that the holders of Class A Common shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors. The Common Voting Shares and Class A Common shares have equal dividend distribution rights.

Incentive Plans — SNI has a stock-based compensation plan (Scripps Networks Interactive, Inc. 2008 Long-Term Incentive Plan) (the “Plan”) and has reserved 19,000,000 common shares available for issuance under the Plan. The Plan provides for long-term performance compensation for key employees and members of the Board of Directors. A variety of discretionary awards for employees and non-employee directors are authorized under the Plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock awards and performance awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of our common stock at date of grant and option terms are not expected to exceed ten years. The Plan expires in 2018, except for options then outstanding. The Plan is administered by our Board of Directors.

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 5.1 million as of December 31, 2012.

Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. Stock options granted to employees generally vest ratably over a three year period, conditioned upon the individual’s continued employment through that period. Vesting of all share based awards are immediately accelerated upon the death or disability of the employee or upon a change in control of the Company or in the business in which the individual is employed. In addition, vesting of stock options are immediately accelerated upon the retirement of the employee. Unvested awards are forfeited if employment is terminated for other reasons. Options granted to employees prior to 2005 generally expire 10 years after grant, while options granted in 2005 and later generally have 8-year terms. Stock options granted to non-employee directors generally vest over a one-year period and have a 10-year term for options granted prior to 2010. Options granted 2010 and later have 8-year terms. Substantially all options granted prior to 2010 are exercisable. Options generally become exercisable over a three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

(shares in thousands)			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Term	Intrisic
	of Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2011	6,182	$38.83

Granted in 2012	578	$44.63
Exercised in 2012	(3,317)	$36.73
Forfeited in 2012	(36)	$36.64

Outstanding at December 31, 2012	3,407	$34.59	3.8	$63,412

Options exercisable at December 31, 2012	2,508	$39.08	2.8	$50,282

We expect that substantially all granted options will vest.

The following table presents additional information about exercises of stock options:

(in thousands)	For the years ended December 31,
	2012	2011	2010
Cash received upon exercise	$121,665	$24,491	$65,230
Intrinsic value (market value on date of exercise less exercise price)	59,985	10,101	29,793

Restricted Stock Units — Awards of restricted stock units (“RSUs”) are converted into equal number of Class A Common shares at the vesting date. The fair value of RSUs is based on the closing price of the common stock on the date of grant. RSUs vest over a range of three to five years, conditioned upon the continued employment through that period.

The following table presents additional information about RSUs:

(shares in thousands)		Grant Date Fair Value
		Weighted
	Units	Average
Unvested units at December 31, 2011	601	$39.86
Units awarded in 2012	402	$50.06
Units converted in 2012	(329)	$37.42
Units forfeited in 2012	(2)	$42.61

Unvested units at December 31, 2012	672	$47.73

In addition, performance based RSUs (“PBRSUs”) that have been awarded represent the right to receive a grant of RSUs if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded. The shares earned are issued as RSUs following the performance period and vest over a three-year service period from the date of issuance. During 2012 PBRSUs with a target of 205,899 Class A Common shares were granted with a weighted-average grant price of $49.51. The PBRSUs will have a two year performance period based on the Company’s total shareholder return.

Stock-Based Compensation — In accordance with share-based payment accounting guidance, compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as share options, is measured using a lattice-based binomial model. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common share.

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

Compensation costs of stock options are estimated on the date of grant using a binomial lattice model. The weighted-average assumptions SNI used in the model for 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Weighted-average fair value of stock options granted	$14.26	$18.76	$13.89
Assumptions used to determine fair value:
Dividend yield	0.93%	0.56%	0.75%
Risk-free rate of return	0.86%	2.24%	2.52%
Expected life of options (years)	4.9	5.0	4.9
Expected volatility	39.1%	39.0%	38.3%

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

A summary of stock-based compensation costs is as follows:

(in thousands)	For the years ended December 31,
	2012	2011	2010
Total stock-based compensation costs	$32,130	$22,444	$20,665

As of December 31, 2012, $3.6 million of total unrecognized stock-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years. In addition, $24.6 million of total unrecognized stock-based compensation cost related to restricted stock awards, including RSUs and PBRSUs, is expected to be recognized over a weighted-average period of 1.7 years.

Share Repurchase Program — Under a share repurchase program authorized by the Board of Directors in June 2011, we were authorized to repurchase up to $1 billion of Class A Common shares. During the first half of 2012, we completed the repurchase of shares under the authorization following the acquisition of 10.1 million shares for approximately $500 million. On July 31, 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. As of December 31, 2012, we have repurchased 1.7 million shares for approximately $100 million.

23. Summarized Quarterly Financial Information (Unaudited)

Summarized financial information is as follows:

(in thousands, except per share data)	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
2012
Operating revenues	$535,345	$600,986	$566,186	$604,665	$2,307,182
Cost of services, excluding depreciation and amortization of intangible assets	(137,781)	(150,903)	(156,297)	(165,855)	(610,836)
Selling, general and administrative	(158,329)	(165,402)	(158,823)	(172,919)	(655,473)
Depreciation and amortization of intangible assets	(24,516)	(25,938)	(28,978)	(28,159)	(107,591)
Write-down of goodwill				(19,663)	(19,663)
Gains (losses) on disposal of property and equipment	(59)	(27)	(16)	856	754

Operating income	214,660	258,716	222,072	218,925	914,373
Interest expense	(12,180)	(13,247)	(12,518)	(12,869)	(50,814)
Equity in earnings of affiliates	13,913	21,114	11,240	14,597	60,864
Miscellaneous, net	7,154	3,868	1,667	651	13,340
Income tax benefit (provision)	(66,596)	(79,028)	(65,653)	123,170	(88,107)

Net income	156,951	191,423	156,808	344,474	849,656
Net income attributable to noncontrolling interests	(42,048)	(49,059)	(38,398)	(38,673)	(168,178)

Net income attributable to SNI	$114,903	$142,364	$118,410	$305,801	$681,478

Basic net income per share:
Income from continuing operations attributable to SNI common shareholders	$.74	$.94	$.79	$2.03	$4.48

Diluted net income per share:
Income from continuing operations attributable to SNI common shareholders	$.73	$.93	$.78	$2.02	$4.44

Weighted average shares outstanding:
Basic	156,118	152,086	149,985	150,546	152,180
Diluted	157,068	153,438	151,201	151,711	153,327

Cash dividends per share of common stock	$.12	$.12	$.12	$.12	$.48

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
2011
Operating revenues	$480,831	$533,984	$503,744	$553,489	$2,072,048
Cost of services, excluding depreciation and amortization of intangible assets	(112,411)	(123,297)	(147,563)	(143,594)	(526,865)
Selling, general and administrative	(141,170)	(136,586)	(137,710)	(152,436)	(567,902)
Depreciation and amortization of intangible assets	(21,561)	(22,174)	(22,736)	(23,609)	(90,080)
Gains (losses) on disposal of property and equipment	(16)	(3)	82	(666)	(603)

Operating income	205,673	251,924	195,817	233,184	886,598
Interest expense	(8,615)	(8,576)	(9,157)	(9,773)	(36,121)
Equity in earnings of affiliates	9,658	13,024	7,035	20,094	49,811
Miscellaneous, net	47	421	(23,972)	6,316	(17,188)
Income tax benefit (provision)	(62,211)	(79,472)	(33,183)	(71,586)	(246,452)

Income from continuing operations, net of tax	144,552	177,321	136,540	178,235	636,648
Income (loss) from discontinued operations, net of tax	765	(55,465)	(6,552)		(61,252)

Net income	145,317	121,856	129,988	178,235	575,396
Net income attributable to noncontrolling interests	(44,792)	(44,427)	(31,385)	(43,234)	(163,838)

Net income attributable to SNI	$100,525	$77,429	$98,603	$135,001	$411,558

Basic net income per share:
Income from continuing operations attributable to SNI common shareholders	$.59	$.79	$.65	$.85	$2.87
Income (loss) from discontinued operations attributable to SNI common shareholders	.00	(.33)	(.04)	.00	(.37)

Net income attributable to SNI common shareholders	$.60	$.46	$.61	$.85	$2.50

Diluted net income per share:
Income from continuing operations attributable to SNI common shareholders	$.59	$.78	$.65	$.84	$2.86
Income (loss) from discontinued operations attributable to SNI common shareholders	.00	(.33)	(.04)	.00	(.37)

Net income attributable to SNI common shareholders	$.59	$.46	$.61	$.84	$2.49

Amounts attributable to SNI:
Income from continuing operations	$99,760	$132,894	$105,155	$135,001	$472,810
Income (loss) from discontinued operations	765	(55,465)	(6,552)	—	(61,252)

Net income attributable to SNI	$100,525	$77,429	$98,603	$135,001	$411,558

Weighted average shares outstanding:
Basic	168,426	168,815	161,789	159,727	164,657
Diluted	169,694	170,048	162,276	160,399	165,572

Cash dividends per share of common stock	$.08	$.10	$.10	$.10	$.38

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

SCRIPPS NETWORKS INTERACTIVE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts

for the Years Ended December 31, 2012, 2011 and 2010	Schedule II

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands)				Increase
		Additions	Deductions	(Decrease)
	Balance	Charged to	Amounts	Recorded	Balance
	Beginning	Revenues,	Charged	Acquisitions	End of
Classification	of Period	Costs, Expenses	Off-Net	(Divestitures)	Period
Allowance for Doubtful Accounts Receivable Year Ended December 31:
2012	$5,000	$677	$163		$5,514

2011	4,788	$378	$166		$5,000

2010	5,197	1,160	1,569		4,788

S-2

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO EXHIBITS

Exhibit Number	Description of Item	Exhibit No Footnote Incorporated

2.1	Separation and Distribution Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(1)	2.01

2.2	Contribution Agreement among TCM Parent, LLC, TCM Sub, LLC, Gulliver Media Holdings, LLC, Scripps Networks Interactive, Inc., Cox TMI, Inc., and Cox Communications, Inc.	(5)	2.1

2.3	Agreement among Flextech Broadband Limited, Virgin Media Investment Holdings Limited, Southbank Media Ltd, and Scripps Networks Interactive, Inc.	(15)	2.3

3.1	Amended and Restated Articles of Incorporation of Scripps Networks Interactive, Inc.	(4)	3.1

3.2	Amended and Restated Code of Regulations of Scripps Networks Interactive, Inc.	(4)	3.2

4.1	Specimen Certificate of Class A Common Shares of Scripps Networks Interactive, Inc.	(3)	4.1

4.10	Indenture (3.55% Senior Notes Due 2015) Among TCM Sub LLC and Scripps Networks Interactive, Inc., as guarantor	(7)	4.1

4.20	First Supplemental Indenture (2.70% Senior Notes Due 2016) Among Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee	(16)	4.2

4.21	Form of Global Note Representing the 2016 Notes	(16)	4.3

10.1	Transition Services Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.11

10.2	Tax Allocation Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.13

10.3	Employee Matters Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.12

10.4	2008 Long-Term Incentive Plan (as amended and restated on May 19, 2011)	(17)	10.4

10.5	Form of Nonqualified Stock Option Agreement	(12)	10.5

10.6	Form of Performance-Based Restricted Share Award Agreement	(3)	10.6

10.7	Form of Restricted Share Award Agreement	(3)	10.7

10.8	Form of Performance-Based Restricted Share Unit Agreement	(12)	10.8

10.8.B	Form of Restricted Share Unit Agreement	(12)	10.8.B

10.9	Executive Annual Incentive Plan (as amended and restated)	(9)	10.9

10.10	Executive Deferred Compensation Plan (amended and restated effective January 1, 2011)

10.11	2008 Deferred Compensation and Stock Plan for Directors	(3)	10.11

10.12	Executive Change in Control Plan (as amended and restated on November 16, 2010)	(12)	10.12

10.13	Executive Severance Plan (as amended and restated effective November 14, 2012)

10.20	Supplemental Executive Retirement Plan.	(3)	10.20

10.20.B	Amendment to Supplemental Executive Retirement Plan	(8)	10.20.B

10.21	Employee Stock Purchase Plan.	(3)	10.21

10.22	Scripps Family Agreement.	(3)	10.22

10.30	Employment Agreement between the Company and Kenneth W. Lowe	(10)	10.1

E-1

10.30.B	Amendment to Employment Agreement between the Company and Kenneth W. Lowe	(11)	10.2

10.30.C	Amendment to Employment Agreement between the Company and Kenneth W. Lowe	(18)	10.3

10.31	Employment Agreement between the Company and Anatolio B. Cruz III	(14)	10.1

10.31.B	Separation Agreement between the Company and Anatolio B. Cruz III

10.32	Employment Agreement between the Company and Joseph G. NeCastro	(10)	10.2

10.32.B	Amendment to Employment Agreement between the Company and Joseph G. NeCastro	(19)	10.1

10.33	Employment Agreement between the Company and Mark S. Hale	(14)	10.2

10.34	Employment Agreement between the Company and John F. Lansing	(10)	10.3

10.34.B	Amendment No. 1 to Employment Agreement between the Company and John F. Lansing	(20)	10.1

10.35	Employment Agreement between the Company and Cynthia L. Gibson

10.40	Five-Year Competitive Advance and Revolving Credit Facility Agreement	(2)	10.20

10.40.B	Amendment No. 1 to the Five-Year Competitive Advance and Revolving Credit Facility Agreement	(6)	10.1

10.40.C	Amendment No. 2 to the Five-Year Competitive Advance and Revolving Credit Facility Agreement	(13)	10.1

14	Code of Ethics for CEO and Senior Financial Officers	(3)	14

21	Material Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 12, 2008.
(2)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 30, 2008.
(3)	Incorporated by reference to Registration Statement on Form 10 dated June 11, 2008.
(4)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2008.
(5)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated November 10, 2009.
(6)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 11, 2009.
(7)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 21, 2009.
(8)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2009.
(9)	Incorporated by reference to the Scripps Networks Interactive, Inc. 2010 Proxy Statement dated March 15, 2010.
(10)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated March 29, 2010.
(11)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated October 6, 2010.
(12)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2010.
(13)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 30, 2011.
(14)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated August 16, 2011.
(15)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.
(16)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 1, 2011.
(17)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2011.
(18)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated August 1, 2012.
(19)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated November 14, 2012.
(20)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 21, 2012.

E-2