Form 10-Q
period 2013-03-31
Scripps Networks Interactive, Inc.
filed 2013-05-09
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2013 there were 112,275,500 of the Registrant’s Class A Common shares outstanding and 34,317,171 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

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

3

ITEM 1A. RISK FACTORS

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 to be the most significant. There have been no material changes to the risk factors previously described in that 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
1/1/13—1/31/13	590,160	$59.32	590,160	$864,993,648
2/1/13—2/28/13	513,283	61.71	513,283	833,321,196
3/1/13—3/31/13	1,291,501	64.51	1,291,501	750,000,112

Total	2,394,944	$62.63	2,394,944	$750,000,112

Under a share repurchase program authorized by the Board of Directors on July 31, 2012, we were authorized to repurchase $1 billion of Class A Common shares. As of March 31, 2013, $750 million remains available for repurchase under the authorization. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: May 9, 2013	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Financial & Administrative Officer (Principal Financial and Accounting Officer)

5

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	As of
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$421,224	$437,525
Accounts receivable (less allowances: 2013—$4,890; 2012—$5,514)	569,945	565,298
Programs and program licenses	400,641	395,017
Deferred income taxes	31,686	26,338
Other current assets	63,258	60,098

Total current assets	1,486,754	1,484,276
Investments	464,324	489,703
Property and equipment, net	240,031	237,308
Goodwill	556,820	551,821
Other intangible assets, net	662,014	678,500
Programs and program licenses (less current portion)	379,808	371,856
Deferred income taxes	84,776	148,501
Other non-current assets	156,836	176,833

Total Assets	$4,031,363	$4,138,798

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,003	$12,633
Program rights payable	33,744	36,274
Customer deposits and unearned revenue	48,353	44,903
Employee compensation and benefits	33,339	56,553
Accrued marketing and advertising costs	11,120	10,689
Other accrued liabilities	96,512	91,577

Total current liabilities	254,071	252,629
Long-term debt	1,384,284	1,384,216
Other liabilities (less current portion)	241,299	237,402

Total liabilities	1,879,654	1,874,247

Redeemable noncontrolling interest	141,005	136,500

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 2013—112,638,005 shares; 2012—114,570,332 shares	1,126	1,146
Voting—authorized: 60,000,000 shares; issued and outstanding: 2013—34,317,171 shares; 2012—34,317,173 shares	343	343

Total	1,469	1,489
Additional paid-in capital	1,408,673	1,405,699
Retained earnings	411,436	452,598
Accumulated other comprehensive income (loss)	(66,918)	(38,862)

Total SNI shareholders’ equity	1,754,660	1,820,924
Noncontrolling interest	256,044	307,127

Total equity	2,010,704	2,128,051

Total Liabilities and Equity	$4,031,363	$4,138,798

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)	Three months ended March 31,
	2013	2012
Operating Revenues:
Advertising	$395,477	$356,382
Network affiliate fees, net	187,358	168,217
Other	11,550	10,746

Total operating revenues	594,385	535,345

Cost of services, excluding depreciation and amortization of intangible assets	163,751	137,781
Selling, general and administrative	183,160	158,329
Depreciation	13,701	13,785
Amortization of intangible assets	12,999	10,731
Losses (gains) on disposal of property and equipment	976	59

Total costs and expenses	374,587	320,685

Operating income	219,798	214,660
Interest expense	(12,145)	(12,180)
Equity in earnings of affiliates	20,582	13,913
Miscellaneous, net	(3,361)	7,154

Income from operations before income taxes	224,874	223,547
Provision for income taxes	73,687	66,596

Net income	151,187	156,951
Less: net income attributable to noncontrolling interests	43,368	42,048

Net income attributable to SNI	$107,819	$114,903

Net income attributable to SNI common shareholders per share of common stock:
Net income attributable to SNI common shareholders per basic share of common stock	$0.72	$0.74
Net income attributable to SNI common shareholders per diluted share of common stock	$0.72	$0.73

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended March 31,
	2013	2012
Net income	$151,187	$156,951
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax—2013, $327; 2012, ($274)	(29,167)	5,268
Pension liability adjustments, net of tax—2013, ($509); 2012, ($398)	1,030	419

Comprehensive income	123,050	162,638
Less: comprehensive income attributable to noncontrolling interests	43,287	42,109

Comprehensive income attributable to SNI	$79,763	$120,529

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three months ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$151,187	$156,951
Depreciation and amortization of intangible assets	26,700	24,516
Amortization of network distribution costs	1,774	6,554
Program amortization	127,791	111,328
Equity in earnings of affiliates	(20,582)	(13,913)
Program payments	(144,722)	(165,993)
Dividends received from equity investments	17,640	9,017
Deferred income taxes	58,196	10,458
Stock and deferred compensation plans	20,395	14,042
Changes in certain working capital accounts (excluding the effects of acquisition):
Accounts receivable	(5,861)	42,475
Other assets	(6,457)	1,037
Accounts payable	13,487	(2,658)
Accrued employee compensation and benefits	(23,141)	(19,027)
Accrued / refundable income taxes	27,055	46,290
Other liabilities	5,403	(13,626)
Other, net	19,204	718

Cash provided by (used in) operating activities	268,069	208,169

Cash Flows from Investing Activities:
Additions to property and equipment	(17,505)	(7,314)
Collections (funds advanced) on note receivable	3,872	7,012
Purchase of subsidiary companies, net of cash acquired		(19,569)
Other, net	(21,119)	619

Cash provided by (used in) investing activities	(34,752)	(19,252)

Cash Flows from Financing Activities:
Dividends paid	(22,330)	(18,741)
Dividends paid to noncontrolling interest	(89,865)	(47,808)
Repurchase of Class A common stock	(145,050)	(250,110)
Proceeds from stock options	13,074	13,014
Other, net	(4,329)	566

Cash provided by (used in) financing activities	(248,500)	(303,079)

Effect of exchange rate changes on cash and cash equivalents	(1,118)	(400)

Increase (decrease) in cash and cash equivalents	(16,301)	(114,562)
Cash and cash equivalents:
Beginning of year	437,525	760,092

End of period	$421,224	$645,530

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$15,754	$15,908
Income taxes paid (refunded)	(32,507)	1,311

Non-Cash transactions:
Contingent consideration liability		$8,323

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	SNI Shareholders						Redeemable
				Accumulated			Noncontrolling
		Additional		Other			Interest
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total	(Temporary
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity	Equity)
Balance as of December 31, 2011	$1,571	$1,346,429	$364,073	$(33,347)	$254,919	$1,933,645	$162,750
Comprehensive income (loss)			114,903	5,626	38,594	159,123	3,515
Dividends paid to noncontrolling interest					(47,808)	(47,808)
Dividends: declared and paid—$.12 per share			(18,741)			(18,741)
Repurchase of 5,492,165 Class A Common shares	(55)	(47,348)	(202,707)			(250,110)
Stock-based compensation expense		11,038				11,038
Exercise of employee stock options: 424,613 shares issued	4	13,010				13,014
Other stock-based compensation, net: 235,674 shares issued; 77,168 shares repurchased	2	(1,030)				(1,028)
Tax benefits of compensation plans		2,804				2,804

Balance as of March 31, 2012	$1,522	$1,324,903	$257,528	$(27,721)	$245,705	$1,801,937	$166,265

Balance as of December 31, 2012	$1,489	$1,405,699	$452,598	$(38,862)	$307,127	$2,128,051	$136,500
Comprehensive income (loss)			107,819	(28,056)	38,782	118,545	4,505
Dividends paid to noncontrolling interest					(89,865)	(89,865)
Dividends: declared and paid—$.15 per share			(22,330)			(22,330)
Convert 2 Voting Shares to Class A Common Shares
Repurchase of 2,394,944 Class A Common shares	(24)	(23,373)	(126,651)			(150,048)
Stock-based compensation expense		16,360				16,360
Exercise of employee stock options: 299,001 shares issued	3	13,071				13,074
Other stock-based compensation, net: 247,289 shares issued; 83,675 shares repurchased	1	(4,837)				(4,836)
Tax benefits of compensation plans		1,753				1,753

Balance as of March 31, 2013	$1,469	$1,408,673	$411,436	$(66,918)	$256,044	$2,010,704	$141,005

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K.

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

Reclassifications

Expense amounts that were previously reported under the captions “Employee compensation and benefits”, “Program amortization”, “Marketing and advertising” and “Other costs and expenses” in our 2012 condensed consolidated statements of operations have been reclassified into line items captioned as either “Cost of services” or “Selling, general and administrative”. Cost of services reflects the cost of providing our broadcast signal, programming and other content to respective distribution platforms. The costs captured within the cost of services caption include programming, satellite transmission fees, production and operations and other direct costs. Selling, general and administrative costs are primarily comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities.

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

The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	Three months ended
	March 31,
	2013	2012
Weighted-average shares outstanding:
Basic	148,813	156,118
Dilutive effect of equity awards	1,088	950

Diluted weighted-average shares outstanding	149,901	157,068

Anti-dilutive share awards	437	2,471

For 2013 and 2012, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

3. Accounting Standards Updates and Recently Issued Accounting Standards Updates

Recently Issued Accounting Standards Updates

In February 2013, an update was made to the Comprehensive Income Topic, ASC 220, which provides guidance on reporting of amounts reclassified out of accumulated other comprehensive income. The update requires an entity to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional details about those amounts. The update was effective for us on January 1, 2013. The update did not have a material impact on our condensed consolidated financial statements.

4. Acquisitions

Travel Channel International—On April 30, 2012, we acquired Travel Channel International, Ltd. (“TCI”) for consideration of approximately $115 million. Assets acquired in the transaction included approximately $7.6 million of cash. TCI is an independent company headquartered in the United Kingdom that broadcasts in 21 languages to 128 countries across Europe, the Middle East, Africa, and Asia-Pacific.

The following table summarizes the fair values of the TCI assets acquired and liabilities assumed as of the date of acquisition. The allocation of the TCI purchase price reflects final values assigned and may differ from preliminary values reported in the consolidated financial statements for prior periods.

(in thousands)	Travel
Channel International
Accounts receivable	$6,545
Other current assets	1,406
Programs and program licenses	9,164
Property and equipment	475
Amortizable intangible assets	59,977
Current liabilities	(4,456)
Deferred income taxes	(15,243)

Total identifiable net assets	57,868
Goodwill	49,173

Net purchase price	$107,041

The goodwill of $49.2 million arising from the TCI acquisition consists largely of the synergies and economies of scale expected from operating TCI as part of SNI. The goodwill recorded as part of this acquisition is not amortizable for tax purposes.

RealGravity, Inc.—In January 2012, we acquired RealGravity, Inc. RealGravity is a California-based company that specializes in online video publishing technologies. The purchase price, which comprised both cash of $20 million and contingent consideration, was allocated based upon the fair values of assets acquired and liabilities assumed as of the date of acquisition. We allocated $19.7 million of the purchase price to goodwill. In conjunction with our fourth quarter 2012 annual goodwill impairment review, this goodwill allocated to RealGravity was written-off. The contingent consideration payable was estimated using probability-weighted discounted cash flow models and was valued at $8.3 million on the date of acquisition.

Pro forma results are not presented for any of our acquisitions because the condensed consolidated results of operations would not be significantly different from reported amounts.

5. Other Charges and Credits

Income tax adjustments – The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. The bill includes the reinstatement of the provision which allows programmers to immediately expense production costs which are incurred in the United States. Since the legislation was not enacted until 2013, the impact of this provision was not recognized in our 2012 financial results and was reflected as a discrete item in the first quarter of 2013. Our income tax provision includes an unfavorable adjustment of $4.1 million from this discrete item and our deferred tax liabilities were increased $79.3 million during the first quarter of 2013. Additionally, our first quarter 2013 income tax provision includes other unfavorable tax adjustments totaling $3.7 million that are primarily attributed to income tax audit settlements.

6. Investments

Investments consisted of the following:

(in thousands)	As of
	March 31,	December 31,
	2013	2012
Equity-method investments	$449,144	$474,523
Cost-method investments	15,180	15,180

Total investments	$464,324	$489,703

Investments accounted for using the equity method include the Company’s investments in UKTV (50% owned), HGTV Canada (33% owned), Food Canada (29% owned), Fox-BRV Southern Sports Holdings (7.25% owned), Oyster.com (24.01% owned), Food Network Magazine JV (50% owned) and HGTV Magazine JV (50% owned).

UKTV receives financing through loans provided by us. These loans, totaling $117 million at March 31, 2013 and $129 million at December 31, 2012, and reported within “Other Non-Current Assets” in our condensed consolidated balance sheets, effectively acts as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements, and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling, and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. As of March 31, 2013 and December 31, 2012, the Company’s investment in UKTV was $390 million and $420 million, respectively.

Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Estimated amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be $13.9 million for the remainder of 2013, $18.4 million in 2014, $17.6 million in 2015, $15.3 million in 2016 and $15.3 million in 2017.

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. No impairments were recognized on any of our investments in the first quarter of 2013 or 2012.

7. Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories which are described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013:

(in thousands)
	Total	Level 1	Level 2	Level 3
Assets –
Cash equivalents	$173,006	$173,006

Liabilities –
Derivative liability	$699		$699

Temporary equity –
Redeemable noncontrolling interest	$141,005			$141,005

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012:

(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$198,968	$198,968
Derivative asset	804		$804

Total assets	$199,772	$198,968	$804

Temporary equity –
Redeemable noncontrolling interest	$136,500			$136,500

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

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

(in thousands)	Redeemable Noncontrolling Interest
	Three months ended
	March 31,
	2013	2012
Beginning period balance	$136,500	$162,750
Net income and fair value adjustment	4,505	3,515

End period balance	$141,005	$166,265

The net income amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our statements of operations.

Other Financial Instruments—The carrying values of our financial instruments do not materially differ from their estimated fair values as of 2013 and 2012 except for long-term debt, which is disclosed in note 9.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

(in thousands)	As of
	March 31,	December 31,
	2013	2012
Goodwill	$576,483	$571,484
Accumulated impairment	(19,663)	(19,663)

Goodwill, net	556,820	551,821

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	563,550	566,798
Customer lists	90,288	90,500
Copyrights and other trade names	63,470	63,712
Acquired rights and other	120,227	120,227

Total carrying amount	837,535	841,237

Accumulated amortization:
Acquired network distribution rights	(105,346)	(98,355)
Customer lists	(45,969)	(42,692)
Copyrights and other trade names	(13,211)	(12,331)
Acquired rights and other	(10,995)	(9,359)

Total accumulated amortization	(175,521)	(162,737)

Total other intangible assets, net	662,014	678,500

Total goodwill and other intangible assets, net	$1,218,834	$1,230,321

Activity related to goodwill and amortizable intangible assets by business segment was as follows:

(in thousands)	Lifestyle	Corporate
	Media	and other	Total
Goodwill:
Balance as of December 31, 2012	$510,484	$41,337	$551,821
Adjustment of purchase price allocation		7,574	7,574
Foreign currency translation adjustment		(2,575)	(2,575)

Balance as of March 31, 2013	$510,484	$46,336	$556,820

Amortizable intangible assets:
Balance as of December 31, 2012	$621,700	$56,800	$678,500
Additions		30	30
Foreign currency translation adjustment		(3,517)	(3,517)
Amortization	(11,990)	(1,009)	(12,999)

Balance as of March 31, 2013	$609,710	$52,304	$662,014

We made cash payments in 2013 totaling $19.8 million that relate to intangible assets acquired in 2012. These cash payments are reported as an investing activity in the “Other, net” caption of our condensed consolidated statement of cash flows. Estimated amortization expense of intangible assets for each of the next five years is as follows: $39.9 million for the remainder of 2013, $52.4 million in 2014, $43.4 million in 2015, $43.2 million in 2016, $42.9 million in 2017 and $440.2 million in later years.

9. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	As of
	March 31,	December 31,
	2013	2012
3.55% senior notes due in 2015	$884,732	$884,694
2.70% senior notes due in 2016	499,552	499,522

Total long-term debt	$1,384,284	$1,384,216

Fair value of long-term debt*	$1,450,410	$1,449,872

*	The fair value of the long-term senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt of the same remaining maturity.

Our $500 million of aggregate principal amount Senior Notes mature on December 15, 2016 bearing interest at 2.70%. Interest is paid on the notes on June 15th and December 15th of each year.

The $885 million of aggregate principal amount Senior Notes were issued by a majority-owned subsidiary of SNI through a private placement. The Senior Notes that mature on January 15, 2015 bear interest at 3.55%. Interest is paid on the notes on January 15th and July 15th of each year. The Senior Notes are guaranteed by SNI. Cox TMI, Inc., a wholly-owned subsidiary of Cox Communications, Inc. and 35% owner in the Travel Channel has agreed to indemnify SNI for payments made in respect of SNI’s guarantee.

We have a Competitive Advance and Revolving Credit Facility (the “ Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 90 basis points and undrawn amounts bearing interest at 10 basis points as of March 31, 2013. There were no outstanding borrowings under the Facility at March 31, 2013 or December 31, 2012.

The Facility and Senior Note agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

10. Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of
	March 31,	December 31,
	2013	2012
Liability for pension and post employment benefits	$92,227	$92,758
Deferred compensation	31,975	27,940
Liability for uncertain tax positions	63,856	63,182
Other	53,241	53,522

Other liabilities (less current portion)	$241,299	$237,402

The “Other” caption in the table above for March 31, 2013 and December 31, 2012 includes $42.4 million and $42.8 million, respectively, of obligations recognized for the purchase of intangible assets. The “Other” caption for March 31, 2013 and December 31, 2012 also includes $9.7 million for the estimated fair value of the Real Gravity contingent consideration liability.

11. Foreign Exchange Risk Management

In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we may enter into derivative instruments, principally forward foreign currency contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities and probable commitments. All of our forward contracts are designated as freestanding derivatives and are designed to minimize foreign currency exposures between the U.S. Dollar and British Pound. We do not enter into currency exchange rate derivative instruments for speculative purposes.

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts outstanding at March 31, 2013 was $217 million and was $233 million at December 31, 2012.

We recognized $13.8 million of gains in 2013 and $7.8 million of losses in 2012 from these forward contracts which are reported in the “Miscellaneous, net” caption in the condensed consolidated statements of operations. The gains and losses recognized from these forward contracts are more than offset by foreign exchange transaction losses of $17.4 million that have been recognized in 2013 and $13.4 million of gains that have been recognized in 2012. Foreign exchange transaction gains and losses are also recorded in the “Miscellaneous, net” caption in our condensed consolidated financial statements.

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

Noncontrolling Interest

The Food Network is operated and organized under the terms of a general partnership (the “Partnership”). SNI and a noncontrolling owner hold interests in the Partnership. During the fourth quarter of 2012, the Partnership agreement was extended and specifies a dissolution date of December 31, 2014. If the term of the Partnership is not extended prior to that date, the agreement permits the Company, as the holder of approximately 80% of the applicable votes, to reconstitute the Partnership and continue its business. If the Partnership is not extended or reconstituted it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

13. Stock Based Compensation and Share Repurchase Program

We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2012. The Plan provides for long-term performance compensation for key employees and members of the Board of Directors. A variety of discretionary awards for employees and non-employee directors are authorized under the plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock awards and performance awards.

For the first quarter of 2013, the Company granted 0.4 million stock options and 0.3 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $16.4 million for the first quarter of 2013 and $11.0 million for the first quarter of 2012. The fair values for share options and performance-based restricted share awards are estimated on the date of grant using a lattice-based binomial model and Monte Carlo simulation model, respectively. Assumptions utilized in the models are evaluated and revised, as necessary, to reflect market conditions and experience.

As of March 31, 2013, $6.9 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 2.2 years. In addition, $30.6 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 2.1 years.

Share Repurchase Program

Under a share repurchase program authorized by the Board of Directors in June 2011, we were authorized to repurchase up to $1 billion of Class A Common shares. During the first half of 2012, we completed the repurchase of shares under the authorization following the acquisition of 10.1 million shares for approximately $500 million. In July 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. All shares repurchased under the program are constructively retired and returned to unissued shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. During the first quarter of 2013, we repurchased 2.4 million shares for approximately $150 million. As of March 31, 2013, $750 million remains available for repurchase under the authorization.

14. Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

(in thousands)	Three months ended
	March 31,
	2013	2012
Interest cost	$838	$800
Expected return on plan assets, net of expenses	(1,088)	(850)
Actuarial (gain)/loss	825	525

Total for defined benefit plans	575	475
Supplemental executive retirement plan (“SERP”)	1,069	900
Defined contribution plans	6,336	5,358

Total	$7,980	$6,733

Amortization of actuarial losses for our nonqualified supplemental executive retirement plan (“SERP”) totaled $0.7 million in the first quarter of 2013 and $0.5 million in the first quarter of 2012.

We contributed $0.4 million to fund current benefit payments for our SERP during the first quarter of 2013. We anticipate contributing $2.2 million to fund the SERP’s benefit payments during the remainder of fiscal 2013. We anticipate contributing $0.4 million to meet our minimum funding requirements for the SNI Pension Plan during the remainder of fiscal 2013.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan that is available to certain management level employees. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. The deferred compensation plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate owned life insurance contracts held in a rabbi trust to support the plan. During 2012, we invested $7.0 million within this rabbi trust and purchased $6.4 million of corporate owned life insurance contracts with these assets. The cash surrender value of the company owned life insurance contracts totaled $6.7 million at March 31, 2013 and $6.4 million at December 31, 2012, and are included in “Other assets” in our condensed consolidated balance sheets. Gains or losses related to the insurance contracts are included in the caption “Miscellaneous, net” in our condensed consolidated statement of operations. The unsecured obligation to pay the compensation deferred, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $32.9 million at March 31, 2013 and $28.9 million at December 31, 2012, and are included in “Other liabilities” in our condensed consolidated balance sheets.

15. Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following:

( in thousands)	Foreign Currency Translation Adjustments	Pension Liability
AOCI balance as of December 31, 2012	$5,645	$(44,507)

Other comprehensive income (loss) before reclassifications	(29,086)
Amounts reclassified from AOCI		1,030

Net current-period other comprehensive income (loss)	(29,086)	1,030

AOCI balance as of March 31, 2013	$(23,441)	$(43,477)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension benefits relate to the amortization of actuarial losses totaled $1.5 million in the first quarter 2013. These amounts are included within the “Selling, general and administrative” caption on our condensed consolidated statement of operations (see Note 14 Employee Benefit Plans for further information).

16. Segment Information

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

The results of businesses not separately identified as reportable segments are included within our corporate and other caption. Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia-Pacific, operating results from the international licensing of our national networks’ programming, and other interactive and digital business initiatives that are not associated with our Lifestyle Media or international businesses.

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

Information regarding our segments is as follows:

(in thousands)	Three months ended March 31,
	2013	2012
Segment operating revenues:
Lifestyle Media	$581,045	$528,583
Corporate and other/intersegment eliminations	13,340	6,762

Total operating revenues	$594,385	$535,345

Segment profit (loss):
Lifestyle Media	$282,135	$264,637
Corporate and other	(34,661)	(25,402)

Total segment profit	247,474	239,235
Depreciation and amortization of intangible assets	(26,700)	(24,516)
Gains (losses) on disposal of property and equipment	(976)	(59)
Interest expense	(12,145)	(12,180)
Equity in earnings of affiliates	20,582	13,913
Miscellaneous, net	(3,361)	7,154

Income from operations before income taxes	$224,874	$223,547

(in thousands)	As of
	March 31,	December 31,
	2013	2012
Assets:
Lifestyle Media	$2,794,261	$2,872,778
Corporate and other	1,237,102	1,266,020

Total assets	$4,031,363	$4,138,798

No single customer provides more than 10% of our total operating revenues.

Assets held by our businesses outside of the United States totaled $541 million at March 31, 2013 and $575 million at December 31, 2012.

17. Subsequent Event

In the second quarter of 2013, we completed our acquisition of the Asian Food Channel (“AFC”) for consideration of approximately $65 million. AFC, which is based in Singapore, is an independent company which broadcasts 24 hours a day, seven days a week and leverages a substantial library of acquired Asian and international video content as well as a growing number of originally-produced programs and reaches about 8 million subscribers in 11 markets.

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

OVERVIEW

Scripps Networks Interactive is one of the leading developers of lifestyle-oriented content for television and the Internet with respected, high-profile television and interactive brands. We seek to engage audiences that are highly desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the Internet and any other media platforms consumers choose. We intend to expand and enhance our brands through the creation of popular new programming content, the use of new distribution platforms, such as mobile phones and video-on-demand, the licensing and sale of branded consumer products and through international expansion.

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

Lifestyle Media generated revenues of approximately $581 million during the first quarter of 2013, which represented 98 percent of our consolidated revenues, compared with $529 million and 99 percent for the first quarter of 2012. Lifestyle Media generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. Advertising revenues for Lifestyle Media may be affected by the strength of advertising markets and general economic conditions and may also fluctuate depending on the success of our programming, as measured by viewership, at any given time. In 2013, revenues from advertising sales and affiliate fees were approximately 67 percent and 31 percent, respectively, of total revenue for the segment. Lifestyle Media also earns revenue from the licensing of its content to third parties and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

Programming expense, employee costs, and sales and marketing expenses are the primary operating costs for Lifestyle Media. Program amortization represented 42 percent of Lifestyle Media expenses in 2013 reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

We also have established lifestyle media brands internationally. We currently broadcast 14 channels reaching approximately 86 million subscribers under the Food Network, HGTV, Travel Channel, DIY and Fine Living Brands. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters that can be seen in over 200 territories. Operating results for our international businesses are reported within our corporate and other segment caption.

Our international businesses generated revenues of $11.8 million during 2013, which represented 2 percent of our consolidated revenues compared with $6.6 million and 1 percent for 2012. These businesses earn revenues primarily from advertising sales, affiliate fees, and the licensing of programming to third parties. In 2013, revenues from advertising sales, affiliate fees, and program licensing were approximately 28 percent, 58 percent and 14 percent, respectively, of total revenue for our international businesses. Satellite transmission fees, programming expense, employee costs, and sales and marketing expenses are the primary operating costs for our international businesses.

The growth of our international business both organically and through acquisitions and joint ventures continues to be a strategic priority of the Company. In the second quarter of 2013, we completed our acquisition of the Asian Food Channel (“AFC”). AFC, which is based in Singapore, is an independent company which broadcasts 24 hours a day, seven days a week and leverages a substantial library of acquired Asian and international video content as well as a growing number of originally-produced programs and reaches about 8 million subscribers in 11 markets. In the second quarter of 2012, we completed the acquisition of Travel Channel International (“TCI”). TCI is an independent company headquartered in the United Kingdom that broadcasts in 21 languages to 128 countries across Europe, the Middle East, Africa, and Asia-Pacific. In 2011, we acquired a 50 percent interest in UKTV. UKTV is one of the United Kingdom’s leading multi-channel television programming companies.

Operating revenues in the first quarter of 2013 increased 11 percent to $594 million compared with the same period a year ago, while segment profit for the period was $247 million compared with $239 million a year earlier, a 3.4 percent increase.

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

Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for Programs and Program Licenses, Revenue Recognition, Acquisitions, Goodwill, Finite-Lived Intangible Assets, and Income Taxes to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in those accounting policies.

RESULTS OF OPERATIONS

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated results of operations were as follows:

( in thousands)	Three months ended March 31,
	2013	2012	Change
Operating revenues	$594,385	$535,345	11.0%
Cost of services, excluding depreciation and amortization of intangible assets	(163,751)	(137,781)	18.8%
Selling, general and administrative	(183,160)	(158,329)	15.7%
Depreciation and amortization of intangible assets	(26,700)	(24,516)	8.9%
Gains (losses) on disposal of property and equipment	(976)	(59)

Operating income	219,798	214,660	2.4%
Interest expense	(12,145)	(12,180)	(0.3)%
Equity in earnings of affiliates	20,582	13,913	47.9%
Miscellaneous, net	(3,361)	7,154

Income from operations before income taxes	224,874	223,547	0.6%
Provision for income taxes	(73,687)	(66,596)	10.6%

Net income	151,187	156,951	(3.7)%
Net income attributable to noncontrolling interests	(43,368)	(42,048)	3.1%

Net income attributable to SNI	$107,819	$114,903	(6.2)%

The increase in operating revenues for the first quarter of 2013 was due primarily to solid growth in advertising sales and affiliate fee revenue from our national television networks. Advertising revenues from our national networks increased $35.9 million or 10 percent for the first quarter of 2013 compared with the first quarter of 2012. The increase in advertising revenues is primarily attributed to higher pricing in our sold advertising units. Affiliate fee revenues at our national television networks increased $14.1 million or 8.5 percent in the first quarter of 2013 compared with the first quarter of 2012. The increase in affiliate fee revenues is primarily due to contractual rate increases achieved on contracts renewed in 2012 as well as scheduled rate increases on existing contracts at our networks.

Cost of services, which are comprised of program amortization and the costs associated with distributing our content, increased 19 percent in the first quarter of 2013 compared with the first quarter of 2012. Program amortization attributed to our continued investment in the improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $16.5 million in the first quarter of 2013 compared with the first quarter of 2012.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities. Selling, general and administrative expenses increased 16 percent in the first quarter of 2013 compared with the first quarter of 2012. Increases in marketing costs to promote our programming initiatives, the hiring of additional employees to support the growth of our businesses and the costs associated with both international expansion initiatives and other interactive and digital business initiatives contributed to the increase in selling, general and administrative expenses.

Interest expense primarily reflects the interest incurred on our outstanding borrowings. Our outstanding borrowings include $885 million aggregate principal amount Senior Notes that bear interest at 3.55% and mature on January 15, 2015. We also have $500 million aggregate principal amount Senior Notes outstanding that bear interest at 2.70% and mature on December 15, 2016.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. The increase in equity in earnings of affiliates in 2013 compared with 2012 is partially due to the increase in our proportionate share of results from UKTV. Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Accordingly, equity in earnings of affiliates includes our $9.6 million proportionate share of UKTV’s results for 2013 and $8.8 million for our proportionate share of UKTV’s results during 2012. Equity in earnings of affiliates is reduced by amortization on the UKTV investment of $4.5 million for 2013 and 2012. The increase in equity in earnings of affiliates also reflects the growing contribution from our investments in Food Network Magazine and HGTV Magazine as well as our investments in Food Canada and HGTV Canada.

We recognized foreign exchange losses of $3.6 million during the first quarter of 2013 and recognized foreign exchange gains of $5.6 million in the first quarter of 2012. These gains and losses, reported within the “Miscellaneous, net” caption in our condensed consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances.

Our first quarter of 2013 effective income tax rate was 32.8 percent compared with 29.8 percent for the first quarter of 2012. The first quarter of 2013 includes unfavorable tax adjustments totaling $7.8 million that reflect the impacts of the reinstatement of certain provisions included within the American Taxpayer Relief Act of 2012 and reaching agreement on certain income tax audits.

Net income attributable to noncontrolling interests increased due to the growing profitability of both the Food Network partnership and the Travel Channel.

Business Segment Results - As discussed in Note 16—Segment Information to the condensed consolidated financial statements, our chief operating decision maker evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America.

Items excluded from segment profit generally result from decisions made in prior periods or from decisions made by corporate executives rather than the managers of the businesses. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are therefore excluded from the measure. Financing, tax structure and divestiture decisions are generally made by corporate executives. Excluding these items from the performance measure of our business enables us to evaluate operating performance based upon current economic conditions and decisions made by the managers of those businesses in the current period.

Information regarding the operating performance of our segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

(in thousands)	Three months ended March 31,
	2013	2012	Change
Segment operating revenues:
Lifestyle Media	$581,045	$528,583	9.9%
Corporate and other/intersegment eliminations	13,340	6,762	97.3%

Total operating revenues	$594,385	$535,345	11.0%

Segment profit (loss):
Lifestyle Media	$282,135	$264,637	6.6%
Corporate and other	(34,661)	(25,402)	36.4%

Total segment profit	247,474	239,235	3.4%
Depreciation and amortization of intangible assets	(26,700)	(24,516)	8.9%
Gains (losses) on disposal of property and equipment	(976)	(59)
Interest expense	(12,145)	(12,180)	(0.3)%
Equity in earnings of affiliates	20,582	13,913	47.9%
Miscellaneous, net	(3,361)	7,154

Income from operations before income taxes	$224,874	$223,547	0.6%

Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia-Pacific, operating results from the international licensing of our national networks’ programming, and the costs associated with both international expansion initiatives and other interactive and digital business initiatives. Operating results from these initiatives increased the segment loss at corporate and other by $12.5 million in the first quarter of 2013 compared with $4.4 million in the first quarter of 2012.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

(in thousands)	Three months ended March 31,
	2013	2012
Operating income	$219,798	$214,660
Depreciation and amortization of intangible assets:
Lifestyle Media	23,316	23,129
Corporate and other	3,384	1,387
Losses (gains) on disposal of property and equipment –
Lifestyle Media	976	59

Total segment profit	$247,474	$239,235

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

Operating results for Lifestyle Media were as follows:

(in thousands)	Three months ended March 31,
	2013	2012	Change
Segment operating revenues:
Advertising	$391,211	$355,341	10.1%
Network affiliate fees, net	180,526	166,401	8.5%
Other	9,308	6,841	36.1%

Total segment operating revenues	581,045	528,583	9.9%

Segment costs and expenses:
Cost of services	154,416	133,349	15.8%
Selling, general and administrative	144,494	130,597	10.6%

Total segment costs and expenses	298,910	263,946	13.2%

Segment profit	$282,135	$264,637	6.6%

Supplemental Information:
Billed network affiliate fees	$182,300	$172,955
Program payments	142,682	165,255
Depreciation and amortization	23,316	23,129
Capital expenditures	15,320	5,777

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold, and audience impressions delivered by our programming. High single digit pricing growth was the primary contributor to our advertising revenue increases in 2013 compared with 2012.

Distribution agreements with cable and satellite television systems require distributors to pay SNI fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. The increase in network affiliate fees for the first quarter of 2013 compared with 2012 was primarily due to contractual rate increases achieved on contracts renewed in 2012 as well as scheduled rate increases on existing contracts at our networks. The number of subscribers receiving our networks was relatively flat in 2013 compared with 2012.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $15.4 million in the first quarter of 2013 compared with the first quarter of 2012.

The increase in selling, general and administrative expenses in 2013 compared with 2012 reflects an increase in employee compensation and benefits reflecting the hiring of additional employees to support the growth of Lifestyle Media and an increase in other expenses related to investments in planned domestic growth initiatives.

Supplemental financial information for Lifestyle Media is as follows:

(in thousands)	Three months ended March 31,
	2013	2012	Change
Operating revenues by brand:
Food Network	$208,275	$198,823	4.8%
HGTV	206,022	185,735	10.9%
Travel Channel	76,647	66,590	15.1%
DIY	31,886	27,624	15.4%
Cooking Channel	26,296	19,812	32.7%
GAC	6,403	4,994	28.2%
Digital Businesses	22,595	22,395	0.9%
Other	3,896	2,647	47.2%
Intrasegment eliminations	(975)	(37)

Total segment operating revenues	$581,045	$528,583	9.9%

Subscribers (1):
Food Network	99,900	99,700	0.2%
HGTV	99,000	98,900	0.1%
Travel Channel	94,900	94,800	0.1%
DIY	59,000	56,800	3.9%
Cooking Channel	60,700	58,400	3.9%
GAC	63,700	62,100	2.6%

(1)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $421 million at March 31, 2013 and $438 million at December 31, 2012. We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. There were no outstanding borrowings under the Facility at March 31, 2013.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2013 will provide sufficient liquidity to continue the development of brands and to fund the capital expenditures to support our business.

Cash Flows

Cash and cash equivalents decreased $16.3 million for the three months ended 2013 and decreased $115 million for the three months ended 2012. Components of these changes are discussed below in more detail.

Operating Activities – Cash provided by operating activities totaled $268 million for the three months ended 2013 and $208 million for the three months ended 2012.

Segment profit generated from our business segments totaled $247 million for the first quarter of 2013 and $239 million for the first quarter of 2012. Growth in operating revenues at our Lifestyle Media segment of 10 percent in 2013 compared with 2012 contributed to the year-over-year increase in segment profit. Program payments exceeded the program amortization recognized in our statement of operations by $16.9 million for the first quarter of 2013 and $54.7 million for the first quarter of 2012, reducing cash provided by operating activities for those periods. Cash provided by operating activities is also impacted by payments and refunds for income taxes and payments for interest. We received net income tax refunds of $32.5 million and paid interest of $15.8 million in the first quarter of 2013. In the first quarter of 2012 we made payments totaling $17.2 million for income taxes and interest.

Investing Activities – Cash used in investing activities totaled $34.8 million for the first quarter of 2013 and $19.3 million for the first quarter of 2012. Capital expenditures totaled $17.5 million in the first quarter of 2013 and $7.3 million in the first quarter of 2012.

On January 30, 2012 we acquired RealGravity, Inc. for net cash consideration of approximately $19.6 million.

Financing Activities – Cash used in financing activities totaled $249 million for the three months ended 2013 and $303 million for the three months ended 2012.

Under a share repurchase program approved by the Board of Directors in June 2011, we were authorized to repurchase $1 billion of Class A Common shares. During the first quarter of 2012, we repurchased 5.5 million shares for approximately $250 million.

On July 31, 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. During the first quarter of 2013, we repurchased 2.4 million shares for total consideration of $150 million.

We have $500 million aggregate principal amount Senior Notes bearing interest at 2.70% Senior Notes that mature on December 15, 2016. Interest is paid on these notes on June 15th and December 15th of each year.

We also have $885 million aggregate principal amount Senior Notes that were issued by a majority-owned subsidiary of SNI through a private placement. The Senior Notes mature on January 15, 2015 bearing interest at 3.55%. Interest is paid on the Senior Notes on January 15th and July 15th of each year. The Senior Notes are guaranteed by SNI. Cox TMI, Inc., a wholly-owned subsidiary of Cox Communications, Inc. and 35% owner in the Travel Channel has agreed to indemnify SNI for all payments made in respect of SNI’s guarantee.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by the partners prior to distribution based upon each partners’ ownership interest in the partnership. During the year-to-date period of 2012, remaining outstanding capital contributions had been returned to the respective partners. Cash distributions to Food Network’s noncontrolling interest were $89.9 million in the first quarter of 2013 and $47.8 million in the first quarter of 2012.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2013, the Board of Directors approved an increase in the quarterly dividend rate to $.15 per share. Total dividend payments to shareholders of our common stock were $22.3 million in the first quarter of 2013 and $18.7 million in the first quarter of 2012. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

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

We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $500 million of Senior Notes in December 2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A 100 basis point increase in the level of interest rates would decrease the fair value of the Senior Notes by approximately $34.1 million.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands)	Balance as of March 31, 2013		As of December 31, 2012
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,732	$924,020	$884,694	$928,147
2.70% notes due in 2016	499,552	526,390	499,522	521,725

Total long-term debt	$1,384,284	$1,450,410	$1,384,216	$1,449,872

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $117 million at March 31, 2013 and $129 million at December 31, 2012, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such notes receivable is believed to approximate fair value.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. The change in fair value of non-designated contracts is included in current period earnings within our Miscellaneous, net caption. The gross notional value of foreign exchange rate derivative contracts were $217 million at March 31, 2013 and $233 million at December 31, 2012. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at March 31, 2013 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $21.7 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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