Form 10-Q
period 2013-06-30
Scripps Networks Interactive, Inc.
filed 2013-08-09
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2013 there were 111,558,594 of the Registrant’s Class A Common shares outstanding and 34,317,171 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

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

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
4/1/13—4/30/13	468,515	$67.11	468,515	$718,555,889
5/1/13—5/31/13	584,318	68.66	584,318	678,434,549
6/1/13—6/30/13	423,964	67.07	423,964	650,000,104

Total	1,476,797	$67.71	1,476,797	$650,000,104

Under a share repurchase program authorized by the Board of Directors on July 31, 2012, we were authorized to repurchase $1 billion of Class A Common shares. As of June 30, 2013, $650 million remains available for repurchase under the authorization. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: August 9, 2013	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Financial & Administrative Officer (Principal Financial and Accounting Officer)

5

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and par value amounts)	As of
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$347,461	$437,525
Accounts receivable (less allowances: 2013—$5,388; 2012—$5,514)	614,753	565,298
Programs and program licenses	405,554	395,017
Deferred income taxes	26,086	26,338
Other current assets	86,378	60,098

Total current assets	1,480,232	1,484,276
Investments	470,303	489,703
Property and equipment, net	242,622	237,308
Goodwill	594,915	551,821
Other intangible assets, net	673,483	678,500
Programs and program licenses (less current portion)	397,951	371,856
Deferred income taxes	65,167	148,501
Other non-current assets	151,819	176,833

Total Assets	$4,076,492	$4,138,798

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,167	$12,633
Program rights payable	31,814	36,274
Customer deposits and unearned revenue	49,822	44,903
Employee compensation and benefits	39,724	56,553
Accrued marketing and advertising costs	7,363	10,689
Other accrued liabilities	66,891	91,577

Total current liabilities	212,781	252,629
Long-term debt	1,384,352	1,384,216
Other liabilities (less current portion)	244,631	237,402

Total liabilities	1,841,764	1,874,247

Redeemable noncontrolling interest	141,253	136,500

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 2013—111,586,274 shares; 2012—114,570,332 shares	1,116	1,146
Voting—authorized: 60,000,000 shares; issued and outstanding: 2013—34,317,171 shares; 2012—34,317,173 shares	343	343

Total	1,459	1,489
Additional paid-in capital	1,421,529	1,405,699
Retained earnings	463,801	452,598
Accumulated other comprehensive income (loss)	(62,272)	(38,862)

Total SNI shareholders’ equity	1,824,517	1,820,924
Noncontrolling interest	268,958	307,127

Total equity	2,093,475	2,128,051

Total Liabilities and Equity	$4,076,492	$4,138,798

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating Revenues:
Advertising	$461,774	$417,069	$857,251	$773,451
Network affiliate fees, net	189,481	171,341	376,839	339,558
Other	13,873	12,576	25,423	23,322

Total operating revenues	665,128	600,986	1,259,513	1,136,331

Cost of services, excluding depreciation and amortization of intangible assets	168,677	150,903	332,428	288,684
Selling, general and administrative	176,770	165,402	359,930	323,731
Depreciation	15,882	14,533	29,583	28,318
Amortization of intangible assets	13,672	11,405	26,671	22,136
Losses (gains) on disposal of property and equipment	499	27	1,475	86

Total costs and expenses	375,500	342,270	750,087	662,955

Operating income	289,628	258,716	509,426	473,376
Interest expense	(12,197)	(13,247)	(24,342)	(25,427)
Equity in earnings of affiliates	25,410	21,114	45,992	35,027
Miscellaneous, net	3,643	3,868	282	11,022

Income from operations before income taxes	306,484	270,451	531,358	493,998
Provision for income taxes	96,141	79,028	169,828	145,624

Net income	210,343	191,423	361,530	348,374
Less: net income attributable to noncontrolling interests	50,614	49,059	93,982	91,107

Net income attributable to SNI	$159,729	$142,364	$267,548	$257,267

Net income attributable to SNI common shareholders per share of common stock:
Net income attributable to SNI common shareholders per basic share of common stock	$1.09	$0.94	$1.81	$1.67
Net income attributable to SNI common shareholders per diluted share of common stock	$1.08	$0.93	$1.79	$1.66

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$210,343	$191,423	$361,530	$348,374
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax—2013, $386 and $713; 2012, $385 and $111	3,601	(17,938)	(25,566)	(12,670)
Pension liability adjustments, net of tax—2013, ($587) and ($1,096); 2012, ($478) and ($876)	952	771	1,982	1,190

Comprehensive income	214,896	174,256	337,946	336,894
Less: comprehensive income attributable to noncontrolling interests	50,521	48,976	93,808	91,085

Comprehensive income attributable to SNI	$164,375	$125,280	$244,138	$245,809

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six months ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$361,530	$348,374
Depreciation and amortization of intangible assets	56,254	50,454
Amortization of network distribution costs	3,536	13,108
Program amortization	260,846	231,027
Equity in earnings of affiliates	(45,992)	(35,027)
Program payments	(296,864)	(312,684)
Dividends received from equity investments	39,603	23,119
Deferred income taxes	78,790	(45,099)
Stock and deferred compensation plans	30,439	23,597
Changes in certain working capital accounts (excluding the effects of acquisition):
Accounts receivable	(48,568)	(32,081)
Other assets	(6,109)	(5,761)
Accounts payable	3,381	(4,116)
Accrued employee compensation and benefits	(16,872)	(13,420)
Accrued / refundable income taxes	(21,968)	18,045
Other liabilities	8,082	(8,298)
Other, net	21,970	(4,943)

Cash provided by (used in) operating activities	428,058	246,295

Cash Flows from Investing Activities:
Additions to property and equipment	(36,072)	(19,090)
Collections (funds advanced) on note receivable	9,228	6,030
Purchase of subsidiary companies, net of cash acquired	(63,912)	(119,036)
Other, net	(31,278)	(15,675)

Cash provided by (used in) continuing investing activities	(122,034)	(147,771)
Cash provided by (used in) discontinued investing activities		10,000

Cash provided by (used in) investing activities	(122,034)	(137,771)

Cash Flows from Financing Activities:
Dividends paid	(44,379)	(37,003)
Dividends paid to noncontrolling interest	(127,224)	(132,840)
Repurchase of Class A common stock	(250,078)	(500,251)
Proceeds from stock options	29,707	62,145
Other, net	(3,182)	1,044

Cash provided by (used in) financing activities	(395,156)	(606,905)

Effect of exchange rate changes on cash and cash equivalents	(932)	62

Increase (decrease) in cash and cash equivalents	(90,064)	(498,319)
Cash and cash equivalents:
Beginning of year	437,525	760,092

End of period	$347,461	$261,773

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$22,625	$24,445
Income taxes paid	97,627	154,592

Non-Cash transactions:
Obligations incurred for purchase of intangible assets		$24,267
Contingent consideration liability		8,323

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	SNI Shareholders						Redeemable
				Accumulated			Noncontrolling
		Additional		Other			Interest
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total	(Temporary
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity	Equity)
Balance as of December 31, 2011	$1,571	$1,346,429	$364,073	$(33,347)	$254,919	$1,933,645	$162,750
Comprehensive income (loss)			257,267	(11,458)	84,492	330,301	6,593
Dividends paid to noncontrolling interest					(80,340)	(80,340)	(52,500)
Dividends: declared and paid—$.24 per share			(37,003)			(37,003)
Repurchase of 10,133,969 Class A Common shares	(101)	(88,182)	(411,968)			(500,251)
Stock-based compensation expense		19,782				19,782
Exercise of employee stock options: 1,749,546 shares issued	17	62,128				62,145
Other stock-based compensation, net: 298,961 shares issued; 90,147 shares repurchased	3	(2,221)				(2,218)
Tax benefits of compensation plans		6,105				6,105

Balance as of June 30, 2012	$1,490	$1,344,041	$172,369	$(44,805)	$259,071	$1,732,166	$116,843

Balance as of December 31, 2012	$1,489	$1,405,699	$452,598	$(38,862)	$307,127	$2,128,051	$136,500
Comprehensive income (loss)			267,548	(23,410)	85,905	330,043	7,903
Dividends paid to noncontrolling interest					(124,074)	(124,074)	(3,150)
Dividends: declared and paid—$.30 per share			(44,379)			(44,379)
Convert 2 Voting Shares to Class A Common Shares
Repurchase of 3,871,741 Class A Common shares	(39)	(38,073)	(211,966)			(250,078)
Stock-based compensation expense		25,447				25,447
Exercise of employee stock options: 684,014 shares issued	7	29,700				29,707
Other stock-based compensation, net: 293,302 shares issued; 89,635 shares repurchased	2	(4,533)				(4,531)
Tax benefits of compensation plans		3,289				3,289

Balance as of June 30, 2013	$1,459	$1,421,529	$463,801	$(62,272)	$268,958	$2,093,475	$141,253

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

The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average shares outstanding:
Basic	147,132	152,086	147,967	154,102
Dilutive effect of equity awards	1,127	1,352	1,102	1,145

Diluted weighted-average shares outstanding	148,259	153,438	149,069	155,247

Anti-dilutive share awards	54		246	1,236

For 2013 and 2012, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

3. Accounting Standards Updates and Recently Issued Accounting Standards Updates

Recently Issued Accounting Standards Updates

In July 2013, an update was made to the Income Taxes Topic, ASC 740, which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update states the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The update is effective for us in the first quarter of 2014 and early adoption is permitted. The adoption of the update is not expected to have a material effect on our condensed consolidated financial statements.

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

4. Acquisitions

Asian Food Channel—On April 12, 2013, we acquired the Asian Food Channel (“AFC”) for consideration of approximately $65 million. Assets acquired in the transaction included approximately $1.2 million of cash. AFC, which is based in Singapore, is an independent company which broadcasts 24 hours a day, seven days a week and leverages a substantial library of acquired Asian and international video content as well as a growing number of originally-produced programs and reaches about 8 million subscribers in 11 markets.

Travel Channel International—On April 30, 2012, we acquired Travel Channel International, Ltd. (“TCI”) for consideration of approximately $115 million, including approximately $7.6 million released from escrow in 2013. Assets acquired in the transaction included approximately $7.6 million of cash. TCI is an independent company headquartered in the United Kingdom that broadcasts in 21 languages to 128 countries across Europe, the Middle East, Africa, and Asia-Pacific.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the dates of the AFC and TCI acquisitions. The allocation of the AFC purchase price is based upon preliminary appraisals and estimates, and is therefore subject to change.

(in thousands)	Asian	Travel
	Food Channel	Channel International
Accounts receivable	$1,960	$6,545
Other current assets	271	1,406
Programs and program licenses	5,882	9,164
Property and equipment	399	475
Amortizable intangible assets	24,600	59,977
Other assets	160
Current liabilities	(2,573)	(4,456)
Deferred income taxes	(4,413)	(15,243)

Total identifiable net assets	26,286	57,868
Goodwill	37,626	49,173

Net purchase price	$63,912	$107,041

The goodwill arising from the AFC and TCI acquisitions reflect the economic potential of the markets in which the acquired companies operate as well as the synergies and economies of scale expected from operating both businesses as part of SNI. The goodwill recorded as part of these acquisitions is not amortizable for tax purposes.

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

5. Other Charges and Credits

Income tax adjustments – The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. The bill includes the reinstatement of the provision which allows programmers to immediately expense production costs which are incurred in the United States. Since the legislation was not enacted until 2013, the impact of this provision was not recognized in our 2012 financial results and was reflected as a $4.1 million unfavorable discrete item in the first quarter of 2013. Additionally, our 2013 income tax provision includes other unfavorable tax adjustments of $3.7 million in the first quarter and $2.7 million in the second quarter that are primarily attributed to income tax audit settlements.

6. Investments

Investments consisted of the following:

(in thousands)	As of
	June 30, 2013	December 31, 2012
Equity-method investments	$455,123	$474,523
Cost-method investments	15,180	15,180

Total investments	$470,303	$489,703

Investments accounted for using the equity method include the Company’s investments in UKTV (50% owned), HGTV Canada (33% owned), Food Canada (29% owned), Fox-BRV Southern Sports Holdings (7.25% owned), Food Network Magazine JV (50% owned) and HGTV Magazine JV (50% owned).

UKTV receives financing through loans provided by us. These loans, totaling $114 million at June 30, 2013 and $129 million at December 31, 2012, and reported within “Other Non-Current Assets” in our condensed consolidated balance sheet, effectively act as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements, and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling, and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. The Company’s investment in UKTV was $392 million at June 30, 2013 and $420 million at December 31, 2012.

Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Estimated amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be $9.5 million for the remainder of 2013, $18.4 million in 2014, $17.6 million in 2015, $15.3 million in 2016 and $15.3 million in 2017.

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. No impairments were recognized on any of our investments in the year-to-date periods of 2013 or 2012.

7. Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories which are described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013:

(in thousands)
	Total	Level 1	Level 2	Level 3
Assets —
Cash equivalents	$143,046	$143,046

Liabilities —
Derivative liability	$1,162		$1,162

Temporary equity —
Redeemable noncontrolling interest	$141,253			$141,253

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012:

(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$198,968	$198,968
Derivative asset	804		$804

Total assets	$199,772	$198,968	$804

Temporary equity —
Redeemable noncontrolling interest	$136,500			$136,500

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

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

(in thousands)	Redeemable Noncontrolling Interest
	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning period balance	$141,005	$166,265	$136,500	$162,750
Dividends paid to noncontrolling interest	(3,150)	(52,500)	(3,150)	(52,500)
Net income and fair value adjustment	3,398	3,078	7,903	6,593

End period balance	$141,253	$116,843	$141,253	$116,843

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

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

(in thousands)	As of
	June 30,	December 31,
	2013	2012
Goodwill	$594,915	$551,821

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	581,146	566,798
Customer lists	94,620	90,500
Copyrights and other trade names	66,719	63,712
Acquired rights and other	120,227	120,227

Total carrying amount	862,712	841,237

Accumulated amortization:
Acquired network distribution rights	(112,744)	(98,355)
Customer lists	(49,638)	(42,692)
Copyrights and other trade names	(14,190)	(12,331)
Acquired rights and other	(12,657)	(9,359)

Total accumulated amortization	(189,229)	(162,737)

Total other intangible assets, net	673,483	678,500

Total goodwill and other intangible assets, net	$1,268,398	$1,230,321

During the six month periods of 2013 and 2012, we made cash payments totaling $30.1 million and $14.3 million, respectively, that relate to intangible assets acquired in 2012. These cash payments are reported as an investing activity in the “Other, net” caption of our condensed consolidated statement of cash flows. Estimated amortization expense of intangible assets for each of the next five years is as follows: $28.1 million for the remainder of 2013, $55.0 million in 2014, $46.1 million in 2015, $44.8 million in 2016, $44.1 million in 2017 and $455.4 million in later years.

Activity related to goodwill by business segment was as follows:

(in thousands)	Lifestyle	Corporate
	Media	and other	Total
Goodwill:
Balance as of December 31, 2012	$510,484	$41,337	$551,821
Additions—business acquisition		37,626	37,626
Adjustment of purchase price allocation		7,574	7,574
Foreign currency translation adjustment		(2,106)	(2,106)

Balance as of June 30, 2013	$510,484	$84,431	$594,915

9. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	As of
	June 30,	December 31,
	2013	2012
3.55% senior notes due in 2015	$884,769	$884,694
2.70% senior notes due in 2016	499,583	499,522

Total long-term debt	$1,384,352	$1,384,216

Fair value of long-term debt*	$1,437,488	$1,449,872

*	The fair value of the long-term senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt of the same remaining maturity.

The $885 million of aggregate principal amount Senior Notes were issued by a majority-owned subsidiary of SNI through a private placement. The Senior Notes mature on January 15, 2015 and bear interest at 3.55%. Interest is paid on the notes on January 15th and July 15th of each year. The Senior Notes are guaranteed by SNI. Cox TMI, Inc., a wholly-owned subsidiary of Cox Communications, Inc. and 35% owner in the Travel Channel has agreed to indemnify SNI for payments made in respect of SNI’s guarantee.

Our $500 million of aggregate principal amount Senior Notes mature on December 15, 2016 bearing interest at 2.70%. Interest is paid on the notes on June 15th and December 15th of each year.

We have a Competitive Advance and Revolving Credit Facility (the “ Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 90 basis points and undrawn amounts bearing interest at 10 basis points as of June 30, 2013. There were no outstanding borrowings under the Facility at June 30, 2013 or December 31, 2012.

The Facility and Senior Note agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

10. Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of
	June 30,	December 31,
	2013	2012
Liability for pension and post employment benefits	$92,031	$92,758
Deferred compensation	32,933	27,940
Liability for uncertain tax positions	68,137	63,182
Other	51,530	53,522

Other liabilities (less current portion)	$244,631	$237,402

The “Other” caption in the table above for June 30, 2013 and December 31, 2012 includes $42.0 million and $42.8 million, respectively, of obligations recognized for the purchase of intangible assets. The “Other” caption also includes the estimated fair value of the Real Gravity contingent consideration liability for $8.3 million and $9.7 million at June 30, 2013 and December 31, 2012, respectively.

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

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts outstanding at June 30, 2013 was $218 million and was $233 million at December 31, 2012.

We recognized $11.0 million of gains in 2013 and $1.4 million of losses in 2012 from these forward contracts which are reported in the “Miscellaneous, net” caption in the condensed consolidated statements of operations. The gains and losses recognized from these forward contracts are more than offset by foreign exchange transaction losses of $14.1 million that have been recognized in 2013 and $9.6 million of gains that were recognized in 2012. Foreign exchange transaction gains and losses are also recorded in the “Miscellaneous, net” caption in our condensed consolidated financial statements.

12. Redeemable Noncontrolling Interest and Noncontrolling Interest

Redeemable Noncontrolling Interest

A noncontrolling interest holds a 35% residual interest in the Travel Channel. The noncontrolling interest has the right to require us to repurchase their interest and we have an option to acquire their interest. The noncontrolling interest will receive the fair value for their interest at the time either option is exercised. The put option on the noncontrolling interest in the Travel Channel becomes exercisable in 2014. The call option becomes exercisable in 2015.

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

For the year-to-date period of 2013, the Company granted 0.5 million stock options and 0.3 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $9.0 million for the second quarter of 2013 and $8.8 million for the second quarter of 2012. Year-to-date share based compensation costs totaled $25.4 million in 2013 and $19.8 million in 2012. The fair values for share options and performance-based restricted share awards are estimated on the date of grant using a lattice-based binomial model and Monte Carlo simulation model, respectively. Assumptions utilized in the models are evaluated and revised, as necessary, to reflect market conditions and experience.

As of June 30, 2013, $5.6 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 2.0 years. In addition, $26.5 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 1.9 years.

Share Repurchase Program

Under a share repurchase program authorized by the Board of Directors in June 2011, we were authorized to repurchase up to $1 billion of Class A Common shares. During the first half of 2012, we completed the repurchase of shares under the authorization following the acquisition of 10.1 million shares for approximately $500 million.

In July 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. All shares repurchased under the program are constructively retired and returned to unissued shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. During the second quarter of 2013, we repurchased 1.5 million shares for approximately $100 million. For the year-to-date period of 2013, we repurchased 3.9 million shares for approximately $250 million. As of June 30, 2013, $650 million remains available for repurchase under the authorization.

14. Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest cost	$838	$800	$1,676	$1,600
Expected return on plan assets, net of expenses	(1,088)	(850)	(2,176)	(1,700)
Actuarial (gain)/loss	825	525	1,650	1,050

Total for defined benefit plans	575	475	1,150	950
Supplemental executive retirement plan (“SERP”)	1,069	900	2,138	1,800
Defined contribution plans	3,307	2,997	9,643	8,355

Total	$4,951	$4,372	$12,931	$11,105

Amortization of actuarial losses for our nonqualified supplemental executive retirement plan (“SERP”) totaled $0.7 million in the second quarter of 2013 and $0.5 million in the second quarter of 2012. Year-to-date amortization of actuarial losses totaled $1.4 million in 2013 and $1.0 million in 2012.

We contributed $0.5 million to fund current benefit payments for our SERP during the year-to-date period of 2013. We anticipate contributing $2.1 million to fund the SERP’s benefit payments during the remainder of fiscal 2013. We anticipate contributing $0.4 million to meet our minimum funding requirements for the SNI Pension Plan during the remainder of fiscal 2013.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan that is available to certain management level employees. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. The deferred compensation plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate owned life insurance contracts held in a rabbi trust to support the plan. During 2012, we invested $7.0 million within this rabbi trust and purchased $6.4 million of corporate owned life insurance contracts with these assets. The cash surrender value of the company owned life insurance contracts totaled $6.7 million at June 30, 2013 and $6.4 million at December 31, 2012, and are included in “Other assets” in our condensed consolidated balance sheets. Gains or losses related to the insurance contracts are included in the caption “Miscellaneous, net” in our condensed consolidated statement of operations. The unsecured obligation to pay the compensation deferred, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $33.9 million at June 30, 2013 and $28.9 million at December 31, 2012, and are included in “Other liabilities” in our condensed consolidated balance sheets.

15. Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following for the respective periods of 2013:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$(23,441)	$(43,477)	$5,645	$(44,507)

Other comprehensive income (loss) before reclassifications	3,694		(25,392)
Amounts reclassified from AOCI		952		1,982

Net current-period other comprehensive income (loss)	3,694	952	(25,392)	1,982

AOCI balance as of June 30, 2013	$(19,747)	$(42,525)	$(19,747)	$(42,525)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments relate to the amortization of actuarial losses. These amounts are included within the “Selling, general and administrative” caption on our condensed consolidated statement of operations and totaled $1.5 million for the second quarter 2013 and $3.1 million in the year-to-date period of 2013 (see Note 14 Employee Benefit Plans for further information).

Changes in the AOCI balance by component consisted of the following for the respective periods of 2012:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$5,587	$(33,308)	$380	$(33,727)

Other comprehensive income (loss) before reclassifications	(17,855)		(12,648)
Amounts reclassified from AOCI		771		1,190

Net current-period other comprehensive income (loss)	(17,855)	771	(12,648)	1,190

AOCI balance as of June 30, 2012	$(12,268)	$(32,537)	$(12,268)	$(32,537)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments totaled $1.2 million for the second quarter 2012 and $2.1 million in the year-to-date period of 2012.

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

The results of businesses not separately identified as reportable segments are included within our corporate and other caption. Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia- Pacific, operating results from the international licensing of our national networks’ programming, and other interactive and digital business initiatives that are not associated with our Lifestyle Media businesses.

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

Information regarding our segments is as follows:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Segment operating revenues:
Lifestyle Media	$647,117	$591,016	$1,228,162	$1,119,599
Corporate and other/intersegment eliminations	18,011	9,970	31,351	16,732

Total operating revenues	$665,128	$600,986	$1,259,513	$1,136,331

Segment profit (loss):
Lifestyle Media	$347,895	$310,419	$630,030	$575,056
Corporate and other	(28,214)	(25,738)	(62,875)	(51,140)

Total segment profit	319,681	284,681	567,155	523,916
Depreciation and amortization of intangible assets	(29,554)	(25,938)	(56,254)	(50,454)
Gains (losses) on disposal of property and equipment	(499)	(27)	(1,475)	(86)
Interest expense	(12,197)	(13,247)	(24,342)	(25,427)
Equity in earnings of affiliates	25,410	21,114	45,992	35,027
Miscellaneous, net	3,643	3,868	282	11,022

Income from operations before income taxes	$306,484	$270,451	$531,358	$493,998

(in thousands)	As of
	June 30,	December 31,
	2013	2012
Assets:
Lifestyle Media	$2,845,389	$2,872,778
Corporate and other	1,231,103	1,266,020

Total assets	$4,076,492	$4,138,798

No single customer provides more than 10% of our total operating revenues.

Assets held by our businesses outside of the United States totaled $618 million at June 30, 2013 and $575 million at December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements and the notes to the condensed consolidated financial statements. You should read this discussion and analysis in conjunction with those condensed consolidated financial statements.

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

Lifestyle Media generated revenues of approximately $647 million during the second quarter of 2013, which represented 97 percent of our consolidated revenues, compared with $591 million and 98 percent for the second quarter of 2012. Lifestyle Media revenues were approximately $1.2 billion for the year-to-date period of 2013 compared with $1.1 billion for the same period in 2012. Lifestyle Media generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. Advertising revenues for Lifestyle Media may be affected by the strength of advertising markets and general economic conditions and may also fluctuate depending on the success of our programming, as measured by viewership, at any given time. For the year-to-date period of 2013, revenues from advertising sales and affiliate fees were approximately 69 percent and 30 percent, respectively, of total revenue for the segment. Lifestyle Media also earns revenue from the licensing of its content to third parties and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

Programming expense, employee costs, and sales and marketing expenses are the primary operating costs for Lifestyle Media. Program amortization represented 43 percent of Lifestyle Media expenses in 2013 reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

We also have established lifestyle media brands internationally. We currently broadcast 16 channels reaching approximately 129 million subscribers under the Food Network, HGTV, Travel Channel, Asian Food Channel, DIY and Fine Living Brands. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters that can be seen in over 200 territories. Operating results for our international businesses are reported within our corporate and other segment.

Our international businesses generated revenues of $15.8 million during the second quarter of 2013, which represented 2 percent of our consolidated revenues compared with $9.5 million and 2 percent for the second quarter of 2012. These businesses earn revenues primarily from advertising sales, affiliate fees, and the licensing of programming to third parties. In 2013, revenues from advertising sales, affiliate fees, and program licensing were approximately 27 percent, 52 percent and 21 percent, respectively, of total revenue for our international businesses. Satellite transmission fees, programming expense, employee costs, and sales and marketing expenses are the primary operating costs for our international businesses.

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

Operating revenues in the second quarter of 2013 increased 11 percent to $665 million compared with the same period a year ago, while segment profit for the period was $320 million compared with $285 million a year earlier, a 12 percent increase. Operating revenues for the year-to-date period of 2013 increased 11 percent to $1.3 billion compared with $1.1 billion for the same period in 2012. Segment profit for the year-to-date period of 2013 was $567 million compared with $524 million for the same period in 2012, an 8.3 percent increase.

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

Consolidated results of operations were as follows:

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Operating revenues	$665,128	$600,986	10.7%	$1,259,513	$1,136,331	10.8%
Cost of services, excluding depreciation and amortization of intangible assets	(168,677)	(150,903)	11.8%	(332,428)	(288,684)	15.2%
Selling, general and administrative	(176,770)	(165,402)	6.9%	(359,930)	(323,731)	11.2%
Depreciation and amortization of intangible assets	(29,554)	(25,938)	13.9%	(56,254)	(50,454)	11.5%
Gains (losses) on disposal of property and equipment	(499)	(27)		(1,475)	(86)

Operating income	289,628	258,716	11.9%	509,426	473,376	7.6%
Interest expense	(12,197)	(13,247)	(7.9)%	(24,342)	(25,427)	(4.3)%
Equity in earnings of affiliates	25,410	21,114	20.3%	45,992	35,027	31.3%
Miscellaneous, net	3,643	3,868	(5.8)%	282	11,022	(97.4)%

Income from operations before income taxes	306,484	270,451	13.3%	531,358	493,998	7.6%
Provision for income taxes	(96,141)	(79,028)	21.7%	(169,828)	(145,624)	16.6%

Net income	210,343	191,423	9.9%	361,530	348,374	3.8%
Net income attributable to noncontrolling interests	(50,614)	(49,059)	3.2%	(93,982)	(91,107)	3.2%

Net income attributable to SNI	$159,729	$142,364	12.2%	$267,548	$257,267	4.0%

The increase in operating revenues for the second quarter of 2013 was due primarily to solid growth in advertising sales and affiliate fee revenue from our national television networks. Advertising revenues from our national networks increased $41.1 million or 9.9 percent for the second quarter of 2013 compared with the second quarter of 2012. For the year-to-date period of 2013 compared with the year-to-date period of 2012, advertising revenues were up $77.0 million or 10 percent. The increase in advertising revenues is primarily attributed to higher pricing in our sold advertising units. Affiliate fee revenues at our national television networks increased $15.9 million or 9.5 percent in the second quarter of 2013 compared with the second quarter of 2012. For the year-to-date period of 2013 compared with the year-to-date period of 2012, affiliate fee revenues were up $30.0 million or 9.0 percent. The increase in affiliate fee revenues is primarily due to contractual rate increases as well as reduced launch incentive amortization on a few of our networks in the current year.

Cost of services, which are comprised of program amortization and the costs associated with distributing our content, increased 12 percent in the second quarter of 2013 and 15 percent for the year-to-date period of 2013 compared with the respective periods in 2012. Program amortization attributed to our continued investment in the improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $13.4 million in the second quarter of 2013 and $29.8 million for the year-to-date period of 2013 compared with 2012.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities. Selling, general and administrative expenses increased 6.9 percent in the second quarter of 2013 and 11 percent for the year-to-date period of 2013 compared with the respective periods in 2012. The hiring of additional employees to support the growth of our businesses and the costs associated with both international expansion initiatives and other interactive and digital business initiatives contributed to the increase in selling, general and administrative expenses.

Interest expense primarily reflects the interest incurred on our outstanding borrowings. Our outstanding borrowings include $885 million aggregate principal amount Senior Notes that bear interest at 3.55% and mature on January 15, 2015. We also have $500 million aggregate principal amount Senior Notes outstanding that bear interest at 2.70% and mature on December 15, 2016.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. The increase in equity in earnings of affiliates in 2013 compared with 2012 is partially due to the increase in our proportionate share of results from UKTV. Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Accordingly, equity in earnings of affiliates in the second quarter of 2013 includes our $12.1 million proportionate share of UKTV’s results for 2013 and $11.3 million for our proportionate share of UKTV’s results in the second quarter of 2012. For the year-to-date period of 2013, equity in earnings of affiliates includes $21.7 million for our proportionate share of UKTV’s results compared with $20.2 million for the year-to-date period of 2012. Equity in earnings of affiliates was reduced by amortization on the UKTV investment of $4.4 million and $4.6 million for the second quarter of 2013 and 2012, respectively. Equity in earnings of affiliates was reduced by amortization on the UKTV investment of $8.9 million for the year-to-date period of 2013 and $9.1 million for the year-to-date period of 2012. The increase in equity in earnings of affiliates also reflects the growing contribution from our investments in Food Network Magazine and HGTV Magazine as well as our investments in Food Canada and HGTV Canada.

We recognized foreign exchange gains of $0.5 million and $2.6 million during the second quarter of 2013 and 2012, respectively. For the year-to-date period of 2013, we recognized foreign exchange losses of $3.1 million and $8.2 million of foreign exchange gains were recognized for the year-to-date period of 2012. These gains and losses, reported within the “Miscellaneous, net” caption in our condensed consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances.

Our second quarter of 2013 effective income tax rate was 31.4 percent compared with 29.2 percent for the second quarter of 2012. For the year-to-date period of 2013, our effective income tax rate was 32.0 percent compared with 29.5 percent for the year-to-date period of 2012. Our effective tax rate in 2013 includes unfavorable tax adjustments totaling $10.5 million that reflect the impacts of the reinstatement of certain provisions included within the American Taxpayer Relief Act of 2012 and reaching agreement on certain income tax audits.

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

Information regarding the operating performance of our segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Segment operating revenues:
Lifestyle Media	$647,117	$591,016	9.5%	$1,228,162	$1,119,599	9.7%
Corporate and other/intersegment eliminations	18,011	9,970	80.7%	31,351	16,732	87.4%

Total operating revenues	$665,128	$600,986	10.7%	$1,259,513	$1,136,331	10.8%

Segment profit (loss):
Lifestyle Media	$347,895	$310,419	12.1%	$630,030	$575,056	9.6%
Corporate and other	(28,214)	(25,738)	9.6%	(62,875)	(51,140)	22.9%

Total segment profit	319,681	284,681	12.3%	567,155	523,916	8.3%
Depreciation and amortization of intangible assets	(29,554)	(25,938)	13.9%	(56,254)	(50,454)	11.5%
Gains (losses) on disposal of property and equipment	(499)	(27)		(1,475)	(86)
Interest expense	(12,197)	(13,247)	(7.9)%	(24,342)	(25,427)	(4.3)%
Equity in earnings of affiliates	25,410	21,114	20.3%	45,992	35,027	31.3%
Miscellaneous, net	3,643	3,868	(5.8)%	282	11,022

Income from operations before income taxes	$306,484	$270,451	13.3%	$531,358	$493,998	7.6%

Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia-Pacific, operating results from the international licensing of our national networks’ programming, and the costs associated with both international expansion initiatives and other interactive and digital business initiatives. Operating results from these initiatives increased the segment loss at corporate and other by $9.6 million in the second quarter of 2013 and $22.1 million for the year-to-date period of 2013 compared with $7.4 million in the second quarter of 2012 and $11.8 million for the year-to-date period of 2012.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating income	$289,628	$258,716	$509,426	$473,376
Depreciation and amortization of intangible assets:
Lifestyle Media	25,465	24,188	48,781	47,317
Corporate and other	4,089	1,750	7,473	3,137
Losses (gains) on disposal of property and equipment:
Lifestyle Media	429	27	1,405	86
Corporate and other	70		70

Total segment profit	$319,681	$284,681	$567,155	$523,916

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

Operating results for Lifestyle Media were as follows:

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Segment operating revenues:
Advertising	$456,206	$415,093	9.9%	$847,417	$770,434	10.0%
Network affiliate fees, net	181,913	166,062	9.5%	362,439	332,463	9.0%
Other	8,998	9,861	(8.8)%	18,306	16,702	9.6%

Total segment operating revenues	647,117	591,016	9.5%	1,228,162	1,119,599	9.7%

Segment costs and expenses:
Cost of services	157,277	144,508	8.8%	311,693	277,857	12.2%
Selling, general and administrative	141,945	136,089	4.3%	286,439	266,686	7.4%

Total segment costs and expenses	299,222	280,597	6.6%	598,132	544,543	9.8%

Segment profit	$347,895	$310,419	12.1%	$630,030	$575,056	9.6%

Supplemental Information:
Billed network affiliate fees	$183,675	$172,616		$365,975	$345,571
Program payments	146,890	145,005		289,572	310,260
Depreciation and amortization	25,465	24,188		48,781	47,317
Capital expenditures	12,118	10,078		27,438	15,855

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold, and audience impressions delivered by our programming. High single digit pricing growth was the primary contributor to our advertising revenue increases in both the second quarter of 2013 and year-to-date period of 2013 compared with the respective periods of 2012.

Distribution agreements with cable and satellite television systems require distributors to pay SNI fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. Contractual rate increases were the primary driver of the increase in network affiliate fees in the second quarter and year-to-date periods of 2013 compared with 2012, while lower launch incentive amortization also contributed approximately one-third of the increase for the same periods. The number of subscribers receiving our networks was relatively flat in 2013 compared with 2012.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $12.3 million in the second quarter of 2013 compared with the second quarter of 2012 and increased $27.7 million for the year-to-date period of 2013 compared with the year-to-date period of 2012.

The increase in selling, general and administrative expenses in 2013 compared with 2012 reflects an increase in employee compensation and benefits reflecting the hiring of additional employees to support the growth of Lifestyle Media and an increase in other expenses related to investments in planned interactive and digital business initiatives.

Supplemental financial information for Lifestyle Media is as follows:

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
Operating revenues by brand:
Food Network	$224,516	218,467	2.8%	$432,791	$417,290	3.7%
HGTV	231,739	204,975	13.1%	437,761	390,710	12.0%
Travel Channel	83,879	73,771	13.7%	160,526	140,361	14.4%
DIY	38,673	33,745	14.6%	70,559	61,369	15.0%
Cooking Channel	28,612	22,408	27.7%	54,908	42,220	30.1%
GAC	7,016	4,988	40.7%	13,419	9,982	34.4%
Digital Businesses	28,633	28,325	1.1%	51,228	50,720	1.0%
Other	4,204	4,497	(6.5)%	8,100	7,144	13.4%
Intrasegment eliminations	(155)	(160)		(1,130)	(197)

Total segment operating revenues	$647,117	591,016	9.5%	$1,228,162	$1,119,599	9.7%

Subscribers (1):
Food Network				99,400	99,600	(0.2)%
HGTV				98,400	98,900	(0.5)%
Travel Channel				94,500	94,700	(0.2)%
DIY				58,700	57,800	1.6%
Cooking Channel				60,500	59,600	1.5%
GAC				63,100	62,600	0.8%

(1)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $347 million at June 30, 2013 and $438 million at December 31, 2012. We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. There were no outstanding borrowings under the Facility at June 30, 2013.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2013 will provide sufficient liquidity to continue the development of brands and to fund the capital expenditures to support our business.

Cash Flows

Cash and cash equivalents decreased $90.1 million for the six months ended 2013 and decreased $498 million for the six months ended 2012. Components of these changes are discussed below in more detail.

Operating Activities – Cash provided by operating activities totaled $428 million for the six months ended 2013 and $246 million for the six months ended 2012.

Segment profit generated from our business segments totaled $567 million for the year-to-date period of 2013 and $524 million for the year-to-date period of 2012. Growth in operating revenues at our Lifestyle Media segment of 9.7 percent in 2013 compared with 2012 contributed to the year-over-year increase in segment profit. Program payments exceeded the program amortization recognized in our statement of operations by $36.0 million for the year-to-date period of 2013 and $81.7 million for the year-to-date period of 2012, reducing cash provided by operating activities for those periods. Cash provided by operating activities is also impacted by payments for income taxes and interest totaling $120 million for the year-to-date period of 2013 and $179 million for the year-to-date period of 2012.

Investing Activities – Cash used in investing activities totaled $122 million for the year-to-date period of 2013 and $138 million for the year-to-date period of 2012. Capital expenditures totaled $36.1 million for the year-to-date period of 2013 and $19.1 million for the year-to-date period of 2012.

On April 12, 2013, we acquired the Asian Food Channel (“AFC”) for net cash consideration of approximately $63.9 million.

On April 30, 2012, we acquired Travel Channel International, Ltd. (“TCI”) for net cash consideration of approximately $107 million.

On January 30, 2012, we acquired RealGravity, Inc. for net cash consideration of approximately $19.6 million.

Financing Activities – Cash used in financing activities totaled $395 million for the year-to-date period of 2013 and $607 million for the year-to-date period of 2012.

Under a share repurchase program approved by the Board of Directors in June 2011, we were authorized to repurchase $1 billion of Class A Common shares. During the first half of 2012, we completed the repurchase of shares under the authorization following the acquisition of 10.1 million shares for approximately $500 million.

On July 31, 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. For the year-to-date period of 2013, we repurchased 3.9 million shares for approximately $250 million.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by the partners prior to distribution based upon each partners’ ownership interest in the partnership. During the year-to-date period of 2012, remaining outstanding capital contributions had been returned to the respective partners. Cash distributions to Food Network’s noncontrolling interest were $124 million in the year-to-date period of 2013 and $80.3 million in the year-to-date period of 2012. Cash distributions to Travel Channel’s noncontrolling interest were $3.2 million in the second quarter of 2013 and $52.5 million in the second quarter of 2012. We expect cash distributions to noncontrolling interests will approximate $175 million in 2013.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2013, the Board of Directors approved an increase in the quarterly dividend rate to $.15 per share. Total dividend payments to shareholders of our common stock were $44.4 million in the year-to-date period of 2013 and $37.0 million in the year-to-date period of 2012. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

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

We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $500 million of Senior Notes in December 2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A 100 basis point increase in the level of interest rates would decrease the fair value of the Senior Notes by approximately $30.5 million.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands)	As of June 30, 2013		As of December 31, 2012
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,769	$917,238	$884,694	$928,147
2.70% notes due in 2016	499,583	520,250	499,522	521,725

Total long-term debt	$1,384,352	$1,437,488	$1,384,216	$1,449,872

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $114 million at June 30, 2013 and $129 million at December 31, 2012, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such notes receivable is believed to approximate fair value.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. The change in fair value of non-designated contracts is included in current period earnings within our Miscellaneous, net caption. The gross notional value of foreign exchange rate derivative contracts were $218 million at June 30, 2013 and $233 million at December 31, 2012. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at June 30, 2013 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $21.8 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

We acquired the Asian Food Channel on April 12, 2013. This business has total net assets of approximately $65 million, subject to final asset valuation. We have excluded this business from management’s report on internal control over financial reporting, as permitted by SEC guidance, during the quarter ended June 30, 2013.

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