Form 10-Q
period 2013-09-30
Scripps Networks Interactive, Inc.
filed 2013-11-12
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-34004

SCRIPPS NETWORKS INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Ohio	61-1551890
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9721 Sherrill Boulevard
Knoxville, TN	37932
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2013 there were 111,756,980 of the Registrant’s Class A Common shares outstanding and 34,317,171 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
7/1/13—7/31/13	45,730	$68.33	45,730	$646,875,258

Under a share repurchase program authorized by the Board of Directors on July 31, 2012, we were authorized to repurchase $1 billion of Class A Common shares. As of September 30, 2013, $647 million remains available for repurchase under the authorization. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: November 12, 2013	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Financial & Administrative Officer
(Principal Financial and Accounting Officer)

5

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and par value amounts)	As of
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$556,574	$437,525
Accounts receivable (less allowances: 2013—$6,557; 2012—$5,514)	575,041	565,298
Programs and program licenses	424,207	395,017
Deferred income taxes	28,311	26,338
Other current assets	66,869	60,098

Total current assets	1,651,002	1,484,276
Investments	486,571	489,703
Property and equipment, net	238,403	237,308
Goodwill	597,306	551,821
Other intangible assets, net	662,316	678,500
Programs and program licenses (less current portion)	415,674	371,856
Deferred income taxes	79,117	148,501
Other non-current assets	155,271	176,833

Total Assets	$4,285,660	$4,138,798

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,993	$12,633
Program rights payable	37,676	36,274
Customer deposits and unearned revenue	68,275	44,903
Employee compensation and benefits	58,840	56,553
Accrued marketing and advertising costs	8,288	10,689
Other accrued liabilities	75,835	91,577

Total current liabilities	263,907	252,629
Long-term debt	1,384,420	1,384,216
Other liabilities (less current portion)	238,628	237,402

Total liabilities	1,886,955	1,874,247

Redeemable noncontrolling interest	140,705	136,500

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 2013—111,731,919 shares; 2012—114,570,332 shares	1,118	1,146
Voting—authorized: 60,000,000 shares; issued and outstanding: 2013—34,317,171 shares; 2012—34,317,173 shares	343	343

Total	1,461	1,489
Additional paid-in capital	1,434,791	1,405,699
Retained earnings	568,155	452,598
Accumulated other comprehensive income (loss)	(37,999)	(38,862)

Total SNI shareholders’ equity	1,966,408	1,820,924
Noncontrolling interest	291,592	307,127

Total equity	2,258,000	2,128,051

Total Liabilities and Equity	$4,285,660	$4,138,798

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating Revenues:
Advertising	$410,189	$377,212	$1,267,440	$1,150,663
Network affiliate fees, net	191,056	175,308	567,895	514,866
Other	15,656	13,666	41,079	36,988

Total operating revenues	616,901	566,186	1,876,414	1,702,517

Cost of services, excluding depreciation and amortization of intangible assets	178,221	156,297	510,649	444,981
Selling, general and administrative	176,644	158,823	536,574	482,554
Depreciation	15,593	15,181	45,176	43,499
Amortization of intangible assets	13,921	13,797	40,592	35,933
Losses (gains) on disposal of property and equipment	95	16	1,570	102

Total operating expenses	384,474	344,114	1,134,561	1,007,069

Operating income	232,427	222,072	741,853	695,448
Interest expense	(12,337)	(12,518)	(36,679)	(37,945)
Equity in earnings of affiliates	15,180	11,240	61,172	46,267
Miscellaneous, net	(626)	1,667	(344)	12,689

Income from operations before income taxes	234,644	222,461	766,002	716,459
Provision for income taxes	64,174	65,653	234,002	211,277

Net income	170,470	156,808	532,000	505,182
Less: net income attributable to noncontrolling interests	41,467	38,398	135,449	129,505

Net income attributable to SNI	$129,003	$118,410	$396,551	$375,677

Net income attributable to SNI common shareholders per share of common stock:
Net income attributable to SNI common shareholders per basic share of common stock	$0.88	$0.79	$2.69	$2.46
Net income attributable to SNI common shareholders per diluted share of common stock	$0.87	$0.78	$2.67	$2.44

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$170,470	$156,808	$532,000	$505,182
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax—2013, ($150) and $563; 2012, ($563) and ($452)	23,471	19,673	(2,095)	7,003
Pension liability adjustments, net of tax—2013, ($596) and ($1,692); 2012, ($498) and ($1,374)	844	561	2,826	1,751

Comprehensive income	194,785	177,042	532,731	513,936
Less: comprehensive income attributable to noncontrolling interests	41,509	38,528	135,317	129,613

Comprehensive income attributable to SNI	$153,276	$138,514	$397,414	$384,323

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine months ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$532,000	$505,182
Depreciation and amortization of intangible assets	85,768	79,432
Amortization of network distribution costs	5,299	18,397
Program amortization	404,636	355,850
Equity in earnings of affiliates	(61,172)	(46,267)
Program payments	(470,454)	(478,931)
Dividends received from equity investments	60,035	45,096
Deferred income taxes	61,869	(53,164)
Stock and deferred compensation plans	38,624	30,838
Changes in certain working capital accounts (excluding the effects of acquisition):
Accounts receivable	(8,265)	30,837
Other assets	(2,218)	(10,619)
Accounts payable	1,756	(5,381)
Accrued employee compensation and benefits	2,019	417
Accrued / refundable income taxes	(5,320)	(11,660)
Other liabilities	26,065	(19,727)
Other, net	12,721	(6,703)

Cash provided by (used in) operating activities	683,363	433,597

Cash Flows from Investing Activities:
Additions to property and equipment	(47,394)	(34,058)
Collections (funds advanced) on note receivable	11,689	13,613
Purchase of subsidiary companies, net of cash acquired	(64,412)	(119,036)
Other, net	(32,123)	(15,777)

Cash provided by (used in) continuing investing activities	(132,240)	(155,258)
Cash provided by (used in) discontinued investing activities		10,000

Cash provided by (used in) investing activities	(132,240)	(145,258)

Cash Flows from Financing Activities:
Dividends paid	(66,367)	(55,032)
Dividends paid to noncontrolling interests	(146,647)	(148,181)
Repurchase of Class A common stock	(253,203)	(500,251)
Proceeds from stock options	36,500	89,019
Other, net	(2,539)	5,190

Cash provided by (used in) financing activities	(432,256)	(609,255)

Effect of exchange rate changes on cash and cash equivalents	182	62

Increase (decrease) in cash and cash equivalents	119,049	(320,854)
Cash and cash equivalents:
Beginning of year	437,525	760,092

End of period	$556,574	$439,238

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$38,660	$39,599
Income taxes paid	155,232	254,746

Non-Cash transactions:
Obligations incurred for purchase of intangible assets		$50,428
Contingent consideration liability		8,323

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	SNI Shareholders						Redeemable
				Accumulated			Noncontrolling
		Additional		Other			Interest
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total	(Temporary
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity	Equity)
Balance as of December 31, 2011	$1,571	$1,346,429	$364,073	$(33,347)	$254,919	$1,933,645	$162,750
Comprehensive income (loss)			375,677	8,646	124,141	508,464	5,472
Dividends paid to noncontrolling interests					(95,681)	(95,681)	(52,500)
Dividends: declared and paid—$.36 per share			(55,032)			(55,032)
Repurchase of 10,133,969 Class A Common shares	(101)	(88,182)	(411,968)			(500,251)
Stock-based compensation expense		25,305				25,305
Exercise of employee stock options: 2,544,948 shares issued	25	88,994				89,019
Other stock-based compensation, net: 314,000 shares issued; 91,350 shares repurchased	3	(1,770)				(1,767)
Tax benefits of compensation plans		10,586				10,586

Balance as of September 30, 2012	$1,498	$1,381,362	$272,750	$(24,701)	$283,379	$1,914,288	$115,722

Balance as of December 31, 2012	$1,489	$1,405,699	$452,598	$(38,862)	$307,127	$2,128,051	$136,500
Comprehensive income (loss)			396,551	863	124,742	522,156	10,575
Dividends paid to noncontrolling interests					(140,277)	(140,277)	(6,370)
Dividends: declared and paid—$.45 per share			(66,367)			(66,367)
Convert 2 Voting Shares to Class A Common Shares
Repurchase of 3,917,471 Class A Common shares	(39)	(38,537)	(214,627)			(253,203)
Stock-based compensation expense		31,505				31,505
Exercise of employee stock options: 846,242 shares issued	8	36,492				36,500
Other stock-based compensation, net: 334,111 shares issued; 101,297 shares repurchased	3	(4,719)				(4,716)
Tax benefits of compensation plans		4,351				4,351

Balance as of September 30, 2013	$1,461	$1,434,791	$568,155	$(37,999)	$291,592	$2,258,000	$140,705

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

Description of Business

The Company operates in the media industry and has interests in national television networks and internet based media outlets. The Company’s reportable segment is Lifestyle Media. The Lifestyle Media segment includes our national television networks, Home and Garden Television (“HGTV”), Food Network, Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories.

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

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results and outcomes may differ from management’s estimates and assumptions.

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

The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted-average shares outstanding:
Basic	146,578	149,985	147,499	152,731
Dilutive effect of equity awards	1,224	1,216	1,147	1,174

Diluted weighted-average shares outstanding	147,802	151,201	148,646	153,905

Anti-dilutive share awards	12		168	825

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

4. Acquisitions

Asian Food Channel—On April 12, 2013, we acquired the Asian Food Channel (“AFC”) for consideration of approximately $66 million. Assets acquired in the transaction included approximately $1.2 million of cash. AFC, which is based in Singapore, is an independent company which broadcasts 24 hours a day, seven days a week and leverages a substantial library of acquired Asian and international video content as well as a growing number of originally-produced programs and reaches about 8 million subscribers in 11 markets.

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

(in thousands)	Asian	Travel
	Food Channel	Channel International
Accounts receivable	$1,960	$6,545
Other current assets	271	1,406
Programs and program licenses	5,882	9,164
Property and equipment	399	475
Amortizable intangible assets	24,600	59,977
Other assets	160
Current liabilities	(1,941)	(4,456)
Deferred income taxes	(4,413)	(15,243)

Total identifiable net assets	26,918	57,868
Goodwill	37,494	49,173

Net purchase price	$64,412	$107,041

The goodwill arising from the AFC and TCI acquisitions reflects the economic potential of the markets in which the acquired companies operate as well as the synergies and economies of scale expected from operating both businesses as part of SNI. The goodwill recorded as part of these acquisitions is not amortizable for tax purposes.

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

5. Other Charges and Credits

Income tax adjustments – The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. The bill includes the reinstatement of the provision which allows programmers to immediately expense production costs which are incurred in the United States. Since the legislation was not enacted until 2013, the impact of this provision was not recognized in our 2012 financial results and was reflected as a $4.1 million unfavorable discrete item in the first quarter of 2013. In the third quarter of 2013, we recorded a $5.4 million favorable tax adjustment reflecting an increase in the taxable income attributable to businesses with noncontrolling owners. For the year-to-date period of 2013, our income tax provision includes unfavorable tax adjustments totaling $5.1 million reflecting the adjustments noted above and $6.4 million of unfavorable adjustments that are primarily attributed to income tax audit settlements.

6. Investments

Investments consisted of the following:

(in thousands)	As of
	September 30, 2013	December 31, 2012
Equity-method investments	$471,391	$474,523
Cost-method investments	15,180	15,180

Total investments	$486,571	$489,703

Investments accounted for using the equity method include the Company’s investments in UKTV (50% owned), HGTV Canada (33% owned), Food Canada (29% owned), Fox-BRV Southern Sports Holdings (7.25% owned), Food Network Magazine JV (50% owned) and HGTV Magazine JV (50% owned).

UKTV receives financing through loans provided by us. These loans, totaling $120 million at September 30, 2013 and $129 million at December 31, 2012, and reported within “Other Non-Current Assets” in our condensed consolidated balance sheet, effectively act as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements, and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling, and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. The Company’s investment in UKTV was $408 million at September 30, 2013 and $420 million at December 31, 2012.

Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Estimated amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be $5.0 million for the remainder of 2013, $18.4 million in 2014, $17.6 million in 2015, $15.3 million in 2016 and $15.3 million in 2017.

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

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013:

(in thousands)
	Total	Level 1	Level 2	Level 3
Assets —
Cash equivalents	$178,076	$178,076

Liabilities —
Derivative liability	$288		$288

Temporary equity —
Redeemable noncontrolling interest	$140,705			$140,705

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012:

(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$198,968	$198,968
Derivative asset	804		$804

Total assets	$199,772	$198,968	$804

Temporary equity —
Redeemable noncontrolling interest	$136,500			$136,500

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

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

(in thousands)	Redeemable Noncontrolling Interest
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning period balance	$141,253	$116,843	$136,500	$162,750
Dividends paid to noncontrolling interest	(3,220)		(6,370)	(52,500)
Net income and fair value adjustment	2,672	(1,121)	10,575	5,472

End period balance	$140,705	$115,722	$140,705	$115,722

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

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

(in thousands)	As of
	September 30,	December 31,
	2013	2012
Goodwill	$597,306	$551,821

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	583,805	566,798
Customer lists	94,794	90,500
Copyrights and other trade names	66,942	63,712
Acquired rights and other	120,227	120,227

Total carrying amount	865,768	841,237

Accumulated amortization:
Acquired network distribution rights	(120,425)	(98,355)
Customer lists	(53,472)	(42,692)
Copyrights and other trade names	(15,221)	(12,331)
Acquired rights and other	(14,334)	(9,359)

Total accumulated amortization	(203,452)	(162,737)

Total other intangible assets, net	662,316	678,500

Total goodwill and other intangible assets, net	$1,259,622	$1,230,321

During the nine month periods of 2013 and 2012, we made cash payments totaling $30.7 million and $14.3 million, respectively, that relate to intangible assets acquired in 2012. These cash payments are reported as an investing activity in the “Other, net” caption of our condensed consolidated statement of cash flows. Estimated amortization expense of intangible assets for each of the next five years is as follows: $14.2 million for the remainder of 2013, $55.0 million in 2014, $46.2 million in 2015, $44.8 million in 2016, $44.1 million in 2017 and $458.0 million in later years.

Activity related to goodwill by business segment was as follows:

(in thousands)	Lifestyle	Corporate
	Media	and other	Total
Goodwill:
Balance as of December 31, 2012	$510,484	$41,337	$551,821
Additions—business acquisition		37,494	37,494
Adjustment of purchase price allocation		7,574	7,574
Foreign currency translation adjustment		417	417

Balance as of September 30, 2013	$510,484	$86,822	$597,306

9. Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	As of
	September 30,	December 31,
	2013	2012
3.55% senior notes due in 2015	$884,806	$884,694
2.70% senior notes due in 2016	499,614	499,522

Total long-term debt	$1,384,420	$1,384,216

Fair value of long-term debt*	$1,433,956	$1,449,872

*	The fair value of the long-term senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

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

We have a Competitive Advance and Revolving Credit Facility (the " Facility") that permits $550 million in aggregate borrowings and expires in June 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 90 basis points and undrawn amounts bearing interest at 10 basis points as of September 30, 2013. There were no outstanding borrowings under the Facility at September 30, 2013 or December 31, 2012.

The Facility and Senior Note agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

10. Other Liabilities

Other liabilities consisted of the following:

(in thousands)	As of
	September 30,	December 31,
	2013	2012
Liability for pension and post employment benefits	$88,596	$92,758
Deferred compensation	35,059	27,940
Liability for uncertain tax positions	73,904	63,182
Other	41,069	53,522

Other liabilities (less current portion)	$238,628	$237,402

The “Other” caption in the table above for September 30, 2013 and December 31, 2012 includes $31.8 million and $42.8 million, respectively, of obligations recognized for the purchase of intangible assets. The “Other” caption also includes the estimated fair value of the Real Gravity contingent consideration liability for $8.3 million and $9.7 million at September 30, 2013 and December 31, 2012, respectively.

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

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts outstanding at September 30, 2013 was $230 million and was $233 million at December 31, 2012.

We recognized $0.5 million of gains in 2013 and $10.1 million of losses in 2012 from these forward contracts which are reported in the “Miscellaneous, net” caption in the condensed consolidated statements of operations. The gains and losses recognized from these forward contracts are more than offset by foreign exchange transaction losses of $2.3 million that have been recognized in 2013 and $21.4 million of gains that were recognized in 2012. Foreign exchange transaction gains and losses are also recorded in the “Miscellaneous, net” caption in our condensed consolidated financial statements.

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

For the year-to-date period of 2013, the Company granted 0.5 million stock options and 0.3 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $6.1 million for the third quarter of 2013 and $5.5 million for the third quarter of 2012. Year-to-date share based compensation costs totaled $31.5 million in 2013 and $25.3 million in 2012. The fair values for share options and performance-based restricted share awards are estimated on the date of grant using a lattice-based binomial model and Monte Carlo simulation model, respectively. Assumptions utilized in the models are evaluated and revised, as necessary, to reflect market conditions and experience.

As of September 30, 2013, $4.6 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.8 years. In addition, $21.7 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 1.5 years.

Share Repurchase Program

Under a share repurchase program authorized by the Board of Directors in June 2011, we were authorized to repurchase up to $1 billion of Class A Common shares. During the first half of 2012, we completed the repurchase of shares under the authorization following the acquisition of 10.1 million shares for approximately $500 million.

In July 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. All shares repurchased under the program are constructively retired and returned to unissued shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. During the third quarter of 2013, we repurchased 45,730 shares for approximately $3.1 million. For the year-to-date period of 2013, we repurchased 3.9 million shares for approximately $253 million. As of September 30, 2013, $647 million remains available for repurchase under the authorization.

14. Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest cost	$910	$806	$2,586	$2,406
Expected return on plan assets, net of expenses	(1,098)	(935)	(3,274)	(2,635)
Actuarial (gain)/loss	729	513	2,379	1,563
Settlement charges	1,462		1,462

Total for defined benefit plans	2,003	384	3,153	1,334
Supplemental executive retirement plan (“SERP”)	2,025	923	4,163	2,723
Defined contribution plans	3,403	3,213	13,046	11,568

Total	$7,431	$4,520	$20,362	$15,625

Amortization of actuarial losses for our nonqualified supplemental executive retirement plan (“SERP”) totaled $0.7 million in the third quarter of 2013 and $0.5 million in the third quarter of 2012. Year-to-date amortization of actuarial losses totaled $2.1 million in 2013 and $1.5 million in 2012.

During 2013, we have recognized $2.4 million of settlement charges related to lump-sum distribution from our defined benefit and SERP retirement plans. Settlement charges are recorded when total lump sum distributions for a plan’s year exceed the total projected service cost and interest cost for that plan year.

We contributed $2.3 million to fund current benefit payments for our SERP during the year-to-date period of 2013. We anticipate contributing $0.3 million to fund the SERP’s benefit payments during the remainder of fiscal 2013. We made contributions totaling $4.0 million to our SNI Pension Plan during 2013.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan that is available to certain management level employees and directors of the Company. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. The deferred compensation plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate owned life insurance contracts held in a rabbi trust to support the plan. During 2012, we invested $7.0 million within this rabbi trust and purchased $6.4 million of corporate owned life insurance contracts with these assets. The cash surrender value of the company owned life insurance contracts totaled $6.9 million at September 30, 2013 and $6.4 million at December 31, 2012, and are included in “Other assets” in our condensed consolidated balance sheets. Gains or losses related to the insurance contracts are included in the caption “Miscellaneous, net” in our condensed consolidated statement of operations. The unsecured obligation to pay the compensation deferred, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $36.0 million at September 30, 2013 and $28.9 million at December 31, 2012, and are included in “Other liabilities” in our condensed consolidated balance sheets.

15. Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following for the respective periods of 2013:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$(19,747)	$(42,525)	$5,645	$(44,507)

Other comprehensive income (loss) before reclassifications	23,429	(61)	(1,963)	(61)
Amounts reclassified from AOCI		905		2,887

Net current-period other comprehensive income (loss)	23,429	844	(1,963)	2,826

AOCI balance as of September 30, 2013	$3,682	$(41,681)	$3,682	$(41,681)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments relate to the amortization of actuarial losses. These amounts are included within the “Selling, general and administrative” caption on our condensed consolidated statement of operations and totaled $1.4 million for the third quarter 2013 and $4.5 million in the year-to-date period of 2013 (see Note 14 Employee Benefit Plans for further information).

Changes in the AOCI balance by component consisted of the following for the respective periods of 2012:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$(12,268)	$(32,537)	$380	$(33,727)

Other comprehensive income (loss) before reclassifications	19,543	14	6,895	14
Amounts reclassified from AOCI		547		1,737

Net current-period other comprehensive income (loss)	19,543	561	6,895	1,751

AOCI balance as of September 30, 2012	$7,275	$(31,976)	$7,275	$(31,976)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments totaled $1.0 million for the third quarter 2012 and $3.1 million in the year-to-date period of 2012.

16. Segment Information

The Company determines its operating segments based upon our management and internal reporting structure. We manage our operations through one reportable operating segment, Lifestyle Media.

Lifestyle Media includes our national television networks, Food Network, HGTV, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. The Food Network and Cooking Channel are included in the Food Network partnership of which we own approximately 69%. We also own 65% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees paid by cable and satellite television systems.

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

Information regarding our segments is as follows:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Segment operating revenues:
Lifestyle Media	$594,941	$551,917	$1,823,103	$1,671,516
Corporate and other	23,184	14,269	54,535	31,011
Intersegment eliminations	(1,224)		(1,224)	(10)

Total operating revenues	$616,901	$566,186	$1,876,414	$1,702,517

Segment profit (loss):
Lifestyle Media	$291,340	$273,033	$921,370	$848,089
Corporate and other	(29,304)	(21,967)	(92,179)	(73,107)

Total segment profit	262,036	251,066	829,191	774,982
Depreciation and amortization of intangible assets	(29,514)	(28,978)	(85,768)	(79,432)
Gains (losses) on disposal of property and equipment	(95)	(16)	(1,570)	(102)
Interest expense	(12,337)	(12,518)	(36,679)	(37,945)
Equity in earnings of affiliates	15,180	11,240	61,172	46,267
Miscellaneous, net	(626)	1,667	(344)	12,689

Income from operations before income taxes	$234,644	$222,461	$766,002	$716,459

(in thousands)	As of
	September 30,	December 31,
	2013	2012
Assets:
Lifestyle Media	$2,819,263	$2,872,778
Corporate and other	1,466,397	1,266,020

Total assets	$4,285,660	$4,138,798

No single customer provides more than 10% of our total operating revenues.

Assets held by our businesses outside of the United States totaled $640 million at September 30, 2013 and $575 million at December 31, 2012.

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

We manage our operations through our reportable operating segment, Lifestyle Media. Lifestyle Media includes our national television networks, Food Network, HGTV, Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. Our Lifestyle Media branded websites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

Lifestyle Media generated revenues of approximately $595 million during the third quarter of 2013, which represented 96 percent of our consolidated revenues, compared with $552 million and 98 percent for the third quarter of 2012. Lifestyle Media revenues were approximately $1.8 billion for the year-to-date period of 2013 compared with $1.7 billion for the same period in 2012. Lifestyle Media generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. Advertising revenues for Lifestyle Media may be affected by the strength of advertising markets and general economic conditions and may also fluctuate depending on the success of our programming, as measured by viewership, at any given time. For the year-to-date period of 2013, revenues from advertising sales and affiliate fees were approximately 69 percent and 30 percent, respectively, of total revenue for the segment. Lifestyle Media also earns revenue from the licensing of its content to third parties and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

Programming expense, employee costs, and sales and marketing expenses are the primary operating costs for Lifestyle Media. Program amortization represented 44 percent of Lifestyle Media expenses in 2013 reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

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

Our international businesses generated revenues of $19.8 million during the third quarter of 2013, which represented 3 percent of our consolidated revenues compared with $13.9 million and 2 percent for the third quarter of 2012. These businesses earn revenues primarily from advertising sales, affiliate fees, and the licensing of programming to third parties. In 2013, revenues from advertising sales, affiliate fees, and program licensing were approximately 26 percent, 47 percent and 27 percent, respectively, of total revenue for our international businesses. Satellite transmission fees, programming expense, employee costs, and sales and marketing expenses are the primary operating costs for our international businesses.

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

Operating revenues in the third quarter of 2013 increased 9.0 percent to $617 million compared with the same period a year ago, while segment profit for the period was $262 million compared with $251 million a year earlier, a 4.4 percent increase. Operating revenues for the year-to-date period of 2013 increased 10 percent to $1.9 billion compared with $1.7 billion for the same period in 2012. Segment profit for the year-to-date period of 2013 was $829 million compared with $775 million for the same period in 2012, a 7.0 percent increase.

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

Consolidated results of operations were as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Operating revenues	$616,901	$566,186	9.0%	$1,876,414	$1,702,517	10.2%
Cost of services, excluding depreciation and amortization of intangible assets	(178,221)	(156,297)	14.0%	(510,649)	(444,981)	14.8%
Selling, general and administrative	(176,644)	(158,823)	11.2%	(536,574)	(482,554)	11.2%
Depreciation and amortization of intangible assets	(29,514)	(28,978)	1.8%	(85,768)	(79,432)	8.0%
Gains (losses) on disposal of property and equipment	(95)	(16)		(1,570)	(102)

Operating income	232,427	222,072	4.7%	741,853	695,448	6.7%
Interest expense	(12,337)	(12,518)	(1.4)%	(36,679)	(37,945)	(3.3)%
Equity in earnings of affiliates	15,180	11,240	35.1%	61,172	46,267	32.2%
Miscellaneous, net	(626)	1,667		(344)	12,689

Income from operations before income taxes	234,644	222,461	5.5%	766,002	716,459	6.9%
Provision for income taxes	(64,174)	(65,653)	(2.3)%	(234,002)	(211,277)	10.8%

Net income	170,470	156,808	8.7%	532,000	505,182	5.3%
Net income attributable to noncontrolling interests	(41,467)	(38,398)	8.0%	(135,449)	(129,505)	4.6%

Net income attributable to SNI	$129,003	$118,410	8.9%	$396,551	$375,677	5.6%

The increase in operating revenues for the third quarter of 2013 was due primarily to solid growth in advertising sales and affiliate fee revenue from our national television networks. Advertising revenues from our national networks increased $28.1 million or 7.5 percent for the third quarter of 2013 compared with the third quarter of 2012. For the year-to-date period of 2013 compared with the year-to-date period of 2012, advertising revenues were up $105 million or 9.2 percent. The increase in advertising revenues is primarily attributed to higher pricing in our sold advertising units. Affiliate fee revenues at our national television networks increased $15.0 million or 8.9 percent in the third quarter of 2013 compared with the third quarter of 2012. For the year-to-date period of 2013 compared with the year-to-date period of 2012, affiliate fee revenues were up $45.0 million or 9.0 percent. The increase in affiliate fee revenues is primarily due to contractual rate increases as well as reduced launch incentive amortization on a few of our networks in the current year.

Cost of services, which are comprised of program amortization and the costs associated with distributing our content, increased 14 percent in the third quarter of 2013 and 15 percent for the year-to-date period of 2013 compared with the respective periods in 2012. Program amortization attributed to our continued investment in the improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $19.0 million in the third quarter of 2013 and $48.8 million for the year-to-date period of 2013 compared with 2012.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities. Selling, general and administrative expenses increased 11 percent in the third quarter of 2013 and year-to-date periods of 2013 compared with the respective periods in 2012. The hiring of additional employees to support the growth of our businesses and the costs associated with both international expansion initiatives and other interactive and digital business initiatives contributed to the increase in selling, general and administrative expenses.

Interest expense primarily reflects the interest incurred on our outstanding borrowings. Our outstanding borrowings include $885 million aggregate principal amount Senior Notes that bear interest at 3.55% and mature on January 15, 2015. We also have $500 million aggregate principal amount Senior Notes outstanding that bear interest at 2.70% and mature on December 15, 2016.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates is our proportionate 50% share of results from UKTV. Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Accordingly, equity in earnings of affiliates in the third quarter of 2013 includes our $6.4 million proportionate share of UKTV’s results for 2013 and $6.3 million for our proportionate share of UKTV’s results in the third quarter of 2012. For the year-to-date period of 2013, equity in earnings of affiliates includes $28.1 million for our proportionate share of UKTV’s results compared with $26.5 million for the year-to-date period of 2012. Equity in earnings of affiliates was reduced by amortization on the UKTV investment of $4.5 million for the third quarter of 2013 and 2012. Equity in earnings of affiliates was reduced by amortization on the UKTV investment of $13.4 million for the year-to-date period of 2013 and $13.6 million for the year-to-date period of 2012. Increased contributions from our investments in HGTV Canada and Food Network Canada and the improved performance from HGTV and Food Network Magazines contributed to the increase in equity in earnings of affiliates for the third quarter and year-to-date periods of 2013 compared with the respective periods in 2012.

We recognized foreign exchange gains of $0.1 million during the third quarter of 2013 and $1.9 million during the third quarter of 2012. For the year-to-date period of 2013, we recognized foreign exchange losses of $1.9 million and $11.3 million of foreign exchange gains were recognized for the year-to-date period of 2012. These gains and losses, reported within the “Miscellaneous, net” caption in our condensed consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances.

Our third quarter of 2013 effective income tax rate was 27.3 percent compared with 29.5 percent for the third quarter of 2012. For the year-to-date period of 2013, our effective income tax rate was 30.5 percent compared with 29.5 percent for the year-to-date period of 2012. Our income tax provision in the third quarter of 2013 includes a $5.4 million favorable tax adjustment reflecting an increase in the taxable income attributable to businesses with noncontrolling owners. Additionally, for the year-to-date period of 2013, our income tax provision includes unfavorable tax adjustments totaling $10.5 million that reflect the impacts of the reinstatement of certain provisions included within the American Taxpayer Relief Act of 2012 and reaching agreement on certain income tax audits.

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

Information regarding the operating performance of our segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Segment operating revenues:
Lifestyle Media	$594,941	$551,917	7.8%	$1,823,103	$1,671,516	9.1%
Corporate and other	23,184	14,269	62.5%	54,535	31,011	75.9%
Intersegment eliminations	(1,224)			(1,224)	(10)

Total operating revenues	$616,901	$566,186	9.0%	$1,876,414	$1,702,517	10.2%

Segment profit (loss):
Lifestyle Media	$291,340	$273,033	6.7%	$921,370	$848,089	8.6%
Corporate and other	(29,304)	(21,967)	33.4%	(92,179)	(73,107)	26.1%

Total segment profit	262,036	251,066	4.4%	829,191	774,982	7.0%
Depreciation and amortization of intangible assets	(29,514)	(28,978)	1.8%	(85,768)	(79,432)	8.0%
Gains (losses) on disposal of property and equipment	(95)	(16)		(1,570)	(102)
Interest expense	(12,337)	(12,518)	(1.4)%	(36,679)	(37,945)	(3.3)%
Equity in earnings of affiliates	15,180	11,240	35.1%	61,172	46,267	32.2%
Miscellaneous, net	(626)	1,667		(344)	12,689

Income from operations before income taxes	$234,644	$222,461	5.5%	$766,002	$716,459	6.9%

Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia-Pacific, operating results from the international licensing of our national networks’ programming, and the costs associated with both international expansion initiatives and other interactive and digital business initiatives. Operating results from our international operations and other interactive and digital business initiatives increased the segment loss at corporate and other by $9.4 million in the third quarter of 2013 and $31.5 million for the year-to-date period of 2013 compared with $5.4 million in the third quarter of 2012 and $17.2 million for the year-to-date period of 2012.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating income	$232,427	$222,072	$741,853	$695,448
Depreciation and amortization of intangible assets:
Lifestyle Media	25,178	26,602	73,959	73,919
Corporate and other	4,336	2,376	11,809	5,513
Losses (gains) on disposal of property and equipment:
Lifestyle Media	95	17	1,500	103
Corporate and other		(1)	70	(1)

Total segment profit	$262,036	$251,066	$829,191	$774,982

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

Operating results for Lifestyle Media were as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Segment operating revenues:
Advertising	$402,708	$374,583	7.5%	$1,250,125	$1,145,017	9.2%
Network affiliate fees, net	183,334	168,353	8.9%	545,773	500,816	9.0%
Other	8,899	8,981	(0.9)%	27,205	25,683	5.9%

Total segment operating revenues	594,941	551,917	7.8%	1,823,103	1,671,516	9.1%

Segment costs and expenses:
Cost of services	166,304	147,955	12.4%	477,997	425,812	12.3%
Selling, general and administrative	137,297	130,929	4.9%	423,736	397,615	6.6%

Total segment costs and expenses	303,601	278,884	8.9%	901,733	823,427	9.5%

Segment profit	$291,340	$273,033	6.7%	$921,370	$848,089	8.6%

Supplemental Information:
Billed network affiliate fees	$185,097	$173,642		$551,072	$519,213
Program payments	169,346	163,831		458,918	474,091
Depreciation and amortization	25,178	26,602		73,959	73,919
Capital expenditures	8,909	12,076		36,347	27,931

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold, and audience impressions delivered by our programming. High single digit pricing growth was the primary contributor to our advertising revenue increases in both the third quarter of 2013 and year-to-date period of 2013 compared with the respective periods of 2012.

Distribution agreements with cable and satellite television systems require distributors to pay SNI fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. The increase in network affiliate fees for the third quarter and year-to-date periods of 2013 compared with 2012 was primarily due to contractual rate increases. Lower launch incentive amortization in 2013 also contributed approximately 2% of the increase in network affiliate fees for the third quarter and year-to-date periods of 2013 compared with 2012. The number of subscribers receiving our networks was relatively flat in 2013 compared with 2012.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $18.0 million in the third quarter of 2013 compared with the third quarter of 2012 and increased $45.7 million for the year-to-date period of 2013 compared with the year-to-date period of 2012.

The increase in selling, general and administrative expenses in 2013 compared with 2012 reflects an increase in employee compensation and benefits reflecting the hiring of additional employees to support the growth of Lifestyle Media and an increase in other expenses related to investments in planned interactive and digital business initiatives.

Supplemental financial information for Lifestyle Media is as follows:

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Operating revenues by brand:
Food Network	$202,359	198,872	1.8%	$635,150	$616,162	3.1%
HGTV	219,082	195,363	12.1%	656,843	586,073	12.1%
Travel Channel	77,325	68,893	12.2%	237,851	209,254	13.7%
DIY	33,967	29,852	13.8%	104,526	91,221	14.6%
Cooking Channel	26,684	21,643	23.3%	81,592	63,863	27.8%
Great American Country	6,563	6,945	(5.5)%	19,982	16,927	18.0%
Digital Businesses	25,933	27,726	(6.5)%	77,161	78,446	(1.6)%
Other	3,044	2,623	16.1%	11,144	9,767	14.1%
Intrasegment eliminations	(16)			(1,146)	(197)

Total segment operating revenues	$594,941	551,917	7.8%	$1,823,103	$1,671,516	9.1%

Subscribers (1):
Food Network				100,600	99,100	1.5%
HGTV				99,500	98,400	1.1%
Travel Channel				95,600	94,200	1.5%
DIY				59,300	57,100	3.9%
Cooking Channel				61,600	59,200	4.1%
Great American Country				63,800	61,700	3.4%

(1)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

Revenues for Digital Businesses in 2012 include business operations that are now captured within our corporate and other segment caption in 2013. The revenues from these business operations, previously captured in our lifestyle media segment, totaled $0.9 million in the third quarter of 2012 and $2.9 million for the year-to-date period of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $557 million at September 30, 2013 and $438 million at December 31, 2012. We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. There were no outstanding borrowings under the Facility at September 30, 2013.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2013 will provide sufficient liquidity to continue the development of brands and to fund the capital expenditures to support our business.

Cash Flows

Cash and cash equivalents increased $119 million for the nine months ended 2013 and decreased $321 million for the nine months ended 2012. Components of these changes are discussed below in more detail.

Operating Activities – Cash provided by operating activities totaled $683 million for the nine months ended 2013 and $434 million for the nine months ended 2012.

Segment profit generated from our business segments totaled $829 million for the year-to-date period of 2013 and $775 million for the year-to-date period of 2012. Growth in operating revenues at our Lifestyle Media segment of 9.1 percent in 2013 compared with 2012 contributed to the year-over-year increase in segment profit. Program payments exceeded the program amortization recognized in our statement of operations by $65.8 million for the year-to-date period of 2013 and $123 million for the year-to-date period of 2012, reducing cash provided by operating activities for those periods. Cash provided by operating activities is also impacted by payments for income taxes and interest totaling $194 million for the year-to-date period of 2013 and $294 million for the year-to-date period of 2012.

Investing Activities – Cash used in investing activities totaled $132 million for the year-to-date period of 2013 and $145 million for the year-to-date period of 2012. Capital expenditures totaled $47.4 million for the year-to-date period of 2013 and $34.1 million for the year-to-date period of 2012.

On April 12, 2013, we acquired the Asian Food Channel (“AFC”) for net cash consideration of approximately $64.4 million.

On April 30, 2012, we acquired Travel Channel International, Ltd. (“TCI”) for net cash consideration of approximately $107 million.

On January 30, 2012, we acquired RealGravity, Inc. for net cash consideration of approximately $19.6 million.

Financing Activities – Cash used in financing activities totaled $432 million for the year-to-date period of 2013 and $609 million for the year-to-date period of 2012.

Under a share repurchase program approved by the Board of Directors in June 2011, we were authorized to repurchase $1 billion of Class A Common shares. During the first half of 2012, we completed the repurchase of shares under the authorization following the acquisition of 10.1 million shares for approximately $500 million.

On July 31, 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program. For the year-to-date period of 2013, we repurchased 3.9 million shares for approximately $253 million.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by the partners prior to distribution based upon each partners’ ownership interest in the partnership. During the year-to-date period of 2012, remaining outstanding capital contributions had been returned to the respective partners. Cash distributions to Food Network’s noncontrolling interest were $140 million in the year-to-date period of 2013 and $95.7 million in the year-to-date period of 2012. Cash distributions to Travel Channel’s noncontrolling interest were $6.4 million in the year-to-date period of 2013 and $52.5 million in the year-to-date period of 2012. We expect cash distributions to noncontrolling interests will approximate $175 million in 2013.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2013, the Board of Directors approved an increase in the quarterly dividend rate to $.15 per share. Total dividend payments to shareholders of our common stock were $66.4 million in the year-to-date period of 2013 and $55.0 million in the year-to-date period of 2012. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

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

We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $500 million of Senior Notes in December 2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A 100 basis point increase in the level of interest rates would decrease the fair value of the Senior Notes by approximately $26.9 million.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands)	As of September 30, 2013		As of December 31, 2012
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,806	$914,296	$884,694	$928,147
2.70% notes due in 2016	499,614	519,660	499,522	521,725

Total long-term debt	$1,384,420	$1,433,956	$1,384,216	$1,449,872

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $120 million at September 30, 2013 and $129 million at December 31, 2012, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such notes receivable is believed to approximate fair value.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. The change in fair value of non-designated contracts is included in current period earnings within our Miscellaneous, net caption. The gross notional value of foreign exchange rate derivative contracts were $230 million at September 30, 2013 and $233 million at December 31, 2012. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at September 30, 2013 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $23.1 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

We acquired the Asian Food Channel on April 12, 2013. This business has total net assets of approximately $66 million, subject to final asset valuation. We have excluded this business from management’s report or internal control over financial reporting, as permitted by SEC guidance, during the quarter ended September 30, 2013.

SCRIPPS NETWORKS INTERACTIVE, INC.

Index to Exhibits

Exhibit No.	Item
10.31	Employment Agreement between the Company and Burton Jablin
10.34.C	Separation Agreement between the Company and John F. Lansing
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

E-1