Form 10-K
period 2013-12-31
Scripps Networks Interactive, Inc.
filed 2014-03-03
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant on June 30, 2013, was approximately $5,264,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and signatories to the Scripps Family Agreement have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.

As of January 31, 2014, there were 111,973,732 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 34,317,171 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2014 annual meeting of shareholders.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

As used in this Annual Report on Form 10-K, the terms “SNI,” “the Company,” “we,” “our” or “us” may, depending on the context, refer to Scripps Networks Interactive, Inc., to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

AVAILABLE INFORMATION

Our Company website is www.scrippsnetworksinteractive.com. Copies of all of our filings with the U. S. Securities and Exchange Commission (the ‘SEC”) are available free of charge on our website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our website also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Ethics Policy and our Code of Business Conduct and Ethics for the CEO and Senior Financial Officers. All of these documents are also available to shareholders in print upon request.

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

We manage our operations through our reportable operating segment, Lifestyle Media. Lifestyle Media includes our national television networks, Food Network, Home and Garden Television (“HGTV”), Travel Channel, DIY Network (“DIY”), Cooking Channel and Great American Country. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories.

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

BUSINESS SEGMENTS

Lifestyle Media

Our Lifestyle Media business segment includes six national television networks and our portfolio of related interactive lifestyle brands. The segment generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. In 2013, revenues from advertising sales and affiliate fees were approximately 69 percent and 30 percent, respectively, of total revenue for the Lifestyle Media segment. Our Lifestyle Media segment also earns revenue from the licensing of its content to third parties and the licensing of its brands for consumer products such as videos, books, kitchenware, and tools.

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

Our lifestyle-oriented interactive businesses are focused on the internal development and acquisition of interactive media brands that are intended to diversify sources of revenue and enhance our competitive advantage as a leading provider of food, home, travel and lifestyle content. Revenue generated by our lifestyle interactive businesses is derived primarily from the sale of display, banner, rich media and video advertising.

The lifestyle-oriented interactive businesses consist of multiple websites, including our six network-branded websites, Foodnetwork.com, HGTV.com, Travelchannel.com, DIYNetwork.com, Cookingchanneltv.com and GACTV.com. In addition to serving as the home websites for the segment’s television programming networks, the websites provide informational and instructional content on specific topics within their broader lifestyle content categories. All of the segment’s interactive businesses benefit from archived television network programming of which approximately 94 percent is owned by us. Our ownership of programming enables us to efficiently and economically repurpose it for use on the Internet and other interactive distribution channels, including mobile and video-on-demand.

The lifestyle websites accounted for about 4 percent of the segment’s total revenue in 2013. The strategic focus of the lifestyle interactive businesses is to grow advertising revenues by increasing video plays and attracting more unique visitors to our websites through site enhancements and adding more video. Our strategy also includes attracting a broader audience through the placement of our video programming on national video streaming sites, developing new sources of revenue that capitalize on traffic growth at our websites and capitalizing on the movement of advertising dollars to mobile platforms.

We also have 50 percent ownership interests in Food Network Magazine JV and HGTV Magazine JV, and a 7.25 percent ownership interest in Fox-BRV Southern Sports Holdings LLC, which comprises the Sports South and Fox Sports Net South regional television networks.

Food Network

Food Network is available in approximately 99 million U.S. television households and is simulcast in HD. We currently own approximately 69 percent of the Food Network and we are the managing partner. The Tribune Company has a noncontrolling interest of approximately 31 percent in Food Network.

Food Network programming content attracts audiences interested in food-related topics such as food preparation, dining out, entertaining, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative. Food Network appeals strongly to women viewers with higher incomes in the 18 to 49 age range and 25 to 54 age range.

Content on Food Network includes Food Network Star; Diners, Drive-ins and Dives; Restaurant Impossible; and Chopped. Many of the programs on Food Network feature or are hosted by high-profile television personalities such as Anne Burrell, Bobby Flay, Giada De Laurentiis, Guy Fieri, Rachel Ray, and Robert Irvine.

HGTV

HGTV reaches about 97 million domestic households and is simulcast in HD. HGTV television programming content commands an audience interested specifically in home and shelter-related topics. HGTV is television’s only network dedicated solely to such topics as decorating, interior design, home remodeling, landscape design and real estate. HGTV strives to engage audiences by creating original programming that is entertaining, instructional and informative. HGTV appeals strongly to women viewers with higher incomes in the 18 to 49 age range and 25 to 54 age range.

Programming on the network includes HGTV Design Star, House Hunters, House Hunters International, Love It or List It, and Property Brothers. The network also has developed successful programming events, including the HGTV Dream Home Giveaway, HGTV Green Home Giveaway, HGTV Urban Oasis Giveaway, and annual live coverage of the Rose Bowl Parade. Many of the programs on HGTV feature or are hosted by high-profile television personalities such as Drew and Jonathan Scott, Anthony Carrino, John Colanero, John Gidding, Vern Yip, Candice Olson and Genevieve Gordon.

Travel Channel

Travel Channel is available in approximately 94 million domestic television households and is simulcast in HD.

Travel Channel is a leading travel multi-media brand, offering quality television, video and mobile entertainment and information to travel enthusiasts. Travel Channel and its targeted travel based programming appeal to viewers who are more affluent than the average cable viewer and skews slightly toward adult men in the 18 to 49 age range.

Programming on Travel Channel includes Hotel Impossible, Mysteries at the Museum, Bizzare Foods America, Dead Files, and Ghost Adventures. Many of the programs on Travel Channel feature or are hosted by high-profile television personalities such as Andrew Zimmern, Don Wildman, Anthony Melchiorri, Zak Bagans, Nick Groff and Aaron Goodwin.

DIY Network

DIY Network is available in approximately 58 million U.S. households. The network is simulcast in HD and provides entertaining and informational programming content across a broad range of do-it-yourself categories including home building, home improvement, crafts, gardening, and landscaping. DIY Network appeals more strongly to male viewers with higher incomes in the 18 to 49 age range and 25 to 54 age range.

Programming airing on the network includes Crasher Series, Rescue My Renovation, Rehab Addict, and Vanilla Ice Goes Amish. Many of the programs on DIY Network feature or are hosted by television personalities such as Amy Mathews, Jason Cameron, Josh Temple, Alison Victoria, Chris Grundy and Nicole Curtis.

Cooking Channel

The Cooking Channel was launched in May 2010 to take advantage of the expanding interest in food and cooking programming in the United States. The network is available in about 61 million households and is simulcast in HD. The Company currently owns a 69 percent controlling interest in the network.

Cooking Channel caters to avid food lovers by focusing on food information and instructional cooking programming. The network delivers content focused on baking, ethnic cuisine, wine and spirits, healthy and vegetarian cooking and kids’ foods. The Cooking Channel appeals strongly to women viewers with higher incomes in the 18 to 49 age range and 25 to 54 age range.

Programming on Cooking Channel includes Eat Street, Unique Eats, My Grandmother’s Ravioli, Best in Chow and Restaurant Redemption. Many of the programs on Cooking Channel feature or are hosted by television personalities such as Mo Rocca, Nadia G., Debi Mazar and Gabriele Corcos, Ching-He Huang and G. Garvin.

Great American Country

Great American Country reaches about 63 million households with original lifestyle programming, music performance specials, live concerts and country music videos. The network is simulcast in HD and provides its viewers with programming that celebrates the country lifestyle that includes the country music experience.

Content on Great American Country includes Farm Kings, The Willis Clan, Kimberly’s Simply Southern, Day Jobs, and the Top 20 Country Countdown.

International

We are executing our growth strategy internationally and seek to become a world leader in lifestyle media. As of December 2013, we broadcast 14 channels reaching more than 150 million subscribers under the Food Network, Asian Food Channel (“AFC”), HGTV, Travel Channel, DIY and Fine Living brands. We are considering entering or creating partnerships to accelerate our channel and brand growth in many international markets. In addition to our broadcast networks, we continue to license a portion of our programming to other broadcasters and it can be seen in over 200 territories across the globe.

We initiated our international channel strategy with the 2009 launch of Food Network on B-Sky-B in the United Kingdom, reaching 10 million households. In 2011, we made Food Network UK available in primetime on Freeview, a leading digital terrestrial television provider in the UK, thereby extending its reach to nearly every television household in the UK (approximately 26 million households). In 2012, we expanded its broadcast schedule on Freeview to a full 24 hours and it is now the most watched lifestyle network in the United Kingdom. Food Network is also distributed across Europe, Middle East and Africa as well as in Asia-Pacific.

In 2013 we expanded in Asia by acquiring AFC. AFC, which is based in Singapore, broadcasts 24 hours a day, seven days a week and reaches about 8 million subscribers in 11 markets.

Travel Channel International Ltd. (“TCI”) was acquired in 2012 along with its base of operations in London, England. TCI is broadcast in 21 languages across a wide network of affiliates throughout Europe, Middle East, Africa and Asia-Pacific. In 2013, TCI also became available on Freeview in primetime in the UK.

In 2011 we acquired 50% of UKTV, a television entity that is co-owned by the BBC, and represents a portfolio of 10 general entertainment and lifestyle channels in the UK, including channels in the home and food categories. We also continue to partner with Shaw Media on three very popular lifestyle channels in Canada: HGTV Canada, Food Network Canada, and DIY Network Canada.

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

Intellectual Property

Our intellectual property assets include copyrights in television content, trademarks in brands, names and logos, websites, and licenses from third parties. To defend these assets, we rely upon a combination of common law, statutory, and contractual legal protections. There can be no assurance, however, of the degree to which these measures will be successful. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Policing unauthorized use of our products and services and related intellectual property is difficult and costly. Third parties may challenge the validity or scope of our intellectual property from time to time, and the success of any such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on our operations. In addition, piracy, which encompasses the theft of our signal, and unauthorized use of our content in the digital environment continues to present a threat to revenues.

Regulatory Matters

The Company’s businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities as well as the laws and regulations of international countries and bodies such as the European Union (the “EU”), and these laws and regulations are subject to change. Additionally, the Federal Communications Commission (the “FCC”) regulates cable television operators and satellite operators, which could affect our cable networks indirectly.

Closed Captioning

All of our cable networks must provide closed-captioning of programming for hearing impaired. The 21st Century Communications and Video Accessibility Act of 2010 also requires us to provide closed captioning on certain video programming that we offer on the Internet.

CALM Act

FCC rules require multichannel video programming distributors to ensure that all commercials comply with specified volume standards, and our affiliation agreements generally require us to certify compliance with such standards.

“Must-Carry” Requirements

The FCC’s implementation of the statutory “must-carry” obligations requires cable and DBS operators to give broadcasters preferential access to channel space. In contrast, programming networks, such as ours, have no guaranteed right of carriage on cable television or DBS systems. This may reduce the amount of channel space that is available for carriage of our networks by cable television systems and DBS operators.

Regulation of the Internet and Mobile Applications

We operate numerous websites and make available mobile applications (“apps”) which we use to distribute information about our programs and to engage more deeply with our viewers . The operation of these websites and distribution of these apps are subject to a range of federal, state and local laws such as privacy and consumer protection regulations.

Employees

As of December 31, 2013, we had approximately 2,200 full-time equivalent employees.

Executive Officers of the Company

Our executive officers as of March 3, 2014 were as follows:

Name	Age	Position
Kenneth W. Lowe	63	Chairman, President and Chief Executive Officer (since July 2008); President, Chief Executive Officer and Director, The E. W. Scripps Company (2000 to 2008)

Joseph G. NeCastro	57	Chief Financial & Administrative Officer (since February 2010); Executive Vice President and Chief Financial Officer (2008 to 2010); Executive Vice President and Chief Financial Officer, The E. W. Scripps Company (2006 to 2008)

Burton Jablin	53	President, Scripps Networks (since October 2013); President, Home Category (2010 to 2013), President, HGTV (2008 to 2010); President HGTV, The E. W. Scripps Company (2001 to 2008)

Cynthia L. Gibson	49	Executive Vice President, Chief Legal Officer and Corporate Secretary (since December 2012); Executive Vice President, Legal Affairs (2009 to 2012)

Mark S. Hale	55	Executive Vice President, Operations and Chief Technology Officer (since February 2010); Senior Vice President, Technology Operations and Chief Technology Officer (2008 to 2010); Senior Vice President/Technology Operations, The E. W. Scripps Company (2006 to 2008)

Lori A. Hickok	50	Executive Vice President, Finance (since February 2010); Senior Vice President, Finance (2008 to 2010); Vice President and Controller, The E. W. Scripps Company (2002 to 2008)

Dennis W. Shuler	58	Executive Vice President, Chief Human Resources Officer (since April 2013); Senior Vice President, Global Human Resources, Kellogg Company (2010 to 2012); President, Core Strengths Management Consulting (2009); Executive Vice President, Chief Human Resources Officer, The Walt Disney Company (2008 to 2009)

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

Each of our businesses provides content and services whose success is primarily dependent upon acceptance by the public. We must consistently create and distribute offerings that appeal to the prevailing consumer tastes at any point in time. Audience preferences change frequently and it is a challenge to anticipate what content will be successful at any point. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions and the growing competition for consumer discretionary spending may also affect the audience for our content and services. If our businesses do not achieve sufficient consumer acceptance, revenues may decline and adversely affect our profitability.

If we are unable to maintain distribution agreements with cable and satellite distributors and telecommunication service providers (“Distributors”) at acceptable rates and terms, our revenues and profitability could be negatively affected.

We enter into multi-year contracts for our national television networks with Distributors. Our long-term distribution arrangements enable us to reach a large percentage of cable and direct broadcast satellite households across the United States. As these contracts expire, we must renew or renegotiate them. If we are unable to renew them on acceptable terms or at rates similar to those in other affiliate contracts, we may lose distribution rights and/or affiliate fee revenues.

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

Consolidation among cable television system operators has given the largest cable and satellite television systems considerable leverage in their relationship with programmers. The two largest cable television system operators provide service to approximately 35 percent of households receiving cable or satellite television service today, while the two largest satellite television operators provide service to an additional 35 percent of such households.

Continued consolidation within the industry could reduce the number of distributors available to carry our programming, subject our affiliate fee revenue to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators which could have an adverse effect on our financial condition or results of operations.

Our businesses face significant competitive pressures related to attracting consumers and advertisers, and failure by us to maintain our competitive advantage may affect the profitability of the businesses.

We face substantial competition in our businesses from alternative providers of similar services. Our national television networks compete for viewers with other broadcast and national television networks as well as with home video products and Internet usage, and they compete for carriage of their programming with other programming providers. Additionally, our national television networks compete for advertising revenues with a variety of other media alternatives including other broadcast and national television networks, the Internet, newspapers, radio stations, and billboards. Our websites compete for visitors and advertising dollars with other forms of media aimed at attracting similar audiences and must maintain popular content in order to maintain and increase site traffic. Competition may divert consumers from our services, which could reduce the profitability of our business.

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

Our programming services, and the distributors of the services, including cable operators, satellite operators and Internet companies, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the Federal Communications Commission (“FCC”), as well as by state and local governments. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations. For example, legislators and regulators continue to consider rules that would effectively require cable television operators to offer all programming on an à la carte basis (which would allow viewers to subscribe to individual networks rather than a package of channels) and/or require programmers to sell channels to distributors on an à la carte basis. Certain cable television operators and other distributors have already introduced tiers, or more targeted channel packages, to their customers that may or may not include some or all of our networks. The unbundling of program services could reduce distribution of certain of our program services, thereby leading to reduced viewership and increased marketing expenses, and could affect our ability to compete for or attract the same level of advertising dollars or distribution fees.

Changes in economic conditions in the United States, the regional economies in which we operate or in specific industry sectors could adversely affect the profitability of our businesses.

Approximately 70 percent of our consolidated revenues in 2013 were derived from marketing and advertising spending by businesses operating in the United States. Advertising and marketing spending is sensitive to economic conditions, and tends to decline in recessionary periods. A decline in economic conditions could reduce advertising prices and volume, resulting in a decrease in our advertising revenues.

The financial performance of our equity method investments could adversely impact our results of operations.

We have investments in businesses that we account for under the equity method of accounting. We do not control the day to day operations of our equity method investments, and thus the management of these businesses by our partners could impact their performance. Additionally, these businesses are subject to laws, regulations or market conditions, or have risks inherent in their operations, similar to the businesses we operate. Any of these factors could adversely impact our results of operations and the value of our investment.

We are subject to risks related to our international operations.

We have operations and investments in a number of foreign jurisdictions. The inherent economic risks of doing business in international markets include, among other things, changes in the economic environment, exchange controls, tariffs and other trade barriers, foreign taxation, corruption, and, in some markets, increased risk of political instability. Additionally, the local currencies in which our international operations conduct their business could change in value relative to the U.S. dollar, exposing our results to exchange rate fluctuations.

We may not be able to protect intellectual property rights upon which our business relies, and if we lose intellectual property protection, we may lose valuable assets.

Our business depends on our intellectual property. We attempt to protect these intellectual property rights through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements. We also depend on our trade names and domain names. We file applications for patents, trademarks, and other intellectual property registrations, but we may not be granted such intellectual property protections. In addition, even if such registrations are issued, they may not fully protect all important aspects of our business and there is no guarantee that our business does not or will not infringe upon intellectual property rights of others. Furthermore, intellectual property laws vary from country to country, and it may be more difficult to protect and enforce our intellectual property rights in some foreign jurisdictions. In the future, we may need to litigate in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. This litigation could potentially be expensive and possibly divert the attention of our management.

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

We face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our programming services, damage to our brands and reputation, legal exposure and financial losses

Our online, mobile and app offerings, as well as our internal systems, involve the storage and transmission of our and our users’ proprietary information, and we and our partners rely on various technology systems in connection with the production and distribution of our programming. Although we monitor our security measures regularly, they may be breached due to employee error, computer malware, viruses, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to our data or our users’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our or our users’ proprietary information, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have an adverse effect on our business.

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

The concentrated ownership of our Common Voting Shares limits the ability of the holders of our Class A Common Shares to influence corporate matters.

We have two classes of shares: Common Voting Shares and Class A Common Shares. Holders of Class A Common Shares are entitled to elect one-third of the board of directors, but are not permitted to vote on any other matters except as required by Ohio law. Holders of Common Voting Shares are entitled to elect the remainder of the Board and to vote on all other matters. Approximately 92 percent of the Common Voting Shares are subject to the Scripps Family Agreement. The provisions of the Scripps Family Agreement fully govern the transfer and voting of Common Voting Shares subject to the agreement. As a result, the holders of the Common Voting shares subject to the Scripps Family agreement have the ability to elect two-thirds of the board of directors and to direct the outcome of any matter that does not require a vote of the Class A Common Shares. This concentrated control limits the ability of our Class A Common shareholders to influence corporate matters and could potentially enable the Company to take actions that these shareholders would not view as beneficial. As a result, the market price of our Class A Common Shares could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate primarily from an owned office facility in Knoxville and leased facilities in New York, Washington, D.C., London and Singapore.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common shares are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “SNI.” As of December 31, 2013, there were approximately 50,000 owners of our Class A Common shares, based on security position listings, and 53 owners of our Common Voting shares (which do not have a public market).

The following table reflects the range of high and low selling prices of our common stock by quarterly period.

	High	Low
2013
First quarter	$65.81	$57.32
Second quarter	$71.05	$63.53
Third quarter	$79.13	$66.83
Fourth quarter	$86.41	$72.30
2012
First quarter	$49.55	$41.91
Second quarter	$57.75	$45.67
Third quarter	$62.54	$51.63
Fourth quarter	$66.33	$55.88

Under a share repurchase program authorized by the Board of Directors in July 2012, we were authorized to repurchase up to $1 billion of Class A Common shares.

On February 13, 2014, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. Following the February 13, 2014 authorization, $1.6 billion remained available for repurchase under our share repurchase program. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Dividends — The Company paid a quarterly cash dividend of 15 cents per share and 12 cents per share in 2013 and 2012, respectively. The declaration and payment of dividends is evaluated by the Company’s Board of Directors and future dividends would be subject to our earnings, financial condition and capital requirements.

Performance Graph — The following graph compares the cumulative total stockholder return on our Class A Common shares with the comparable cumulative return of the NYSE market index and an index based on a peer group of media companies for the five years ended December 31, 2013. The performance graph assumes that the value of the investment in our common shares, the NYSE market index, and peer group of media companies was $100 on December 31, 2008 and that all dividends were reinvested.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2013

The companies that comprise our peer group are AMC Networks, Inc., Discovery Communications, Inc., The Walt Disney Company, Time Warner, Inc., Twenty-First Century Fox, Inc., and Viacom, Inc.

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

The Proxy Statement will be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated March 3, 2014, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: March 3, 2014	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on March 3, 2014.

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

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENT INFORMATION

Selected Financial Data

Five-Year Financial Highlights

(in millions, except per share data)
	2013	2012	2011	2010	2009 (4)
Summary of Operations
Operating revenues (1):
Lifestyle Media	$2,452	$2,256	$2,045	$1,867	$1,367
Corporate and other	81	51	27	16
Intersegment eliminations	(2)

Total operating revenues	$2,531	$2,307	$2,072	$1,883	$1,367

Segment profit (loss) (1)(2):
Lifestyle Media	$1,224	$1,136	$1,050	$904	$637
Corporate and other	(122)	(95)	(73)	(69)	(66)

Total segment profit	$1,102	$1,041	$977	$835	$571

Income from continuing operations attributable to SNI common shareholders (3)	$505	$681	$473	$398	$275

Per Share Data
Income from continuing operations attributable to SNI common shareholders per basic share of common stock (3)	$3.43	$4.48	$2.87	$2.39	$1.67

Income from continuing operations attributable to SNI common shareholders per diluted share of common stock (3)	$3.40	$4.44	$2.86	$2.37	$1.66

Cash dividends	.60	.48	.38	.30	.30

Balance Sheet Data
Total assets	$4,438	$4,139	$3,962	$3,388	$2,963
Long-term debt (4)(5)	$1,384	$1,384	$1,384	$884	$884

Certain amounts may not foot since each is rounded independently.

Notes to Selected Financial Data

(1)	Operating revenues and segment profit (loss) represent the revenues and the profitability measures used to evaluate the operating performance of our business segments in accordance with financial accounting standards for disclosures about segments of an enterprise and related information. See page F-6.
(2)	Segment profit is a supplemental non-GAAP financial measure. GAAP means generally accepted accounting principles in the United States. Our chief operating decision maker evaluates the operating performance of our reportable segments and makes decisions about the allocation of resources to our reportable segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, restructuring activities, investment results and certain other items that are included in net income determined in accordance with accounting principles generally accepted in the United States of America. For a reconciliation of this financial measure to operating income see the table on page F-7.
(3)	Our income tax provision in 2012 reflects an income tax benefit of $213 million arising from the reversal of valuation allowances on deferred tax assets. Previously, the Company had estimated that it would be unable to use any of the capital loss carry forwards generated from the sale of our Shopzilla and uSwitch businesses. As a consequence of a restructuring that was completed to achieve a more efficient tax structure, the Company recognized a $574 million capital gain that utilized substantially all of its capital loss carry forwards. This income tax benefit was partially offset by $23.1 million of state income tax expenses recognized on the capital gain that utilized these capital loss carry forwards.
(4)	On December 15, 2009, we acquired a 65 percent controlling interest in the Travel Channel. In connection with the Travel Channel Acquisition, a majority-owned subsidiary of SNI completed a private placement of $885 million aggregate principal Senior Notes that mature in 2015.
(5)	In 2011, we completed the sale of $500 million aggregate principal Senior Notes that mature in 2016.

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

We manage our operations through one reportable operating segment, Lifestyle Media. Lifestyle Media includes our national television networks, Food Network, Home and Garden Television (“HGTV”), Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. Our Lifestyle Media branded websites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

Lifestyle Media generated revenues of approximately $2.5 billion during 2013, which represented 97 percent of our consolidated revenues, compared with $2.3 billion and 98 percent for 2012 and $2.0 billion and 99 percent for 2011. Lifestyle Media generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. Advertising revenues for Lifestyle Media may be affected by the strength of advertising markets and general economic conditions and may also fluctuate depending on the success of our programming, as measured by viewership, at any given time. In 2013, revenues from advertising sales and affiliate fees were approximately 69 percent and 30 percent, respectively, of total revenue for the segment. Lifestyle Media also earns revenue from the licensing of its content to third parties and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

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

We also have established lifestyle media brands internationally. We currently broadcast 14 channels reaching approximately 150 million subscribers under the Food Network, HGTV, Travel Channel, Asian Food Channel, DIY and Fine Living brands. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters that can be seen in over 200 territories. Operating results for our international businesses are reported within our corporate and other segment caption.

Our international businesses generated revenues of $68.6 million during 2013, which represented 3 percent of our consolidated revenues compared with $49.4 million and 2 percent for 2012 and $27.0 million and 1 percent for 2011. These businesses earn revenues primarily from advertising sales, affiliate fees, and the licensing of programming to third parties. In 2013, revenues from advertising sales, affiliate fees, and program licensing were approximately 30 percent, 45 percent and 25 percent, respectively, of total revenue for our international businesses. Satellite transmission fees, programming expense, employee costs, and sales and marketing expenses are the primary operating costs for our international businesses.

The growth of our international business both organically and through acquisitions and joint ventures continues to be a strategic priority of the Company. In the second quarter of 2013, we completed our acquisition of the Asian Food Channel (“AFC”) for consideration of approximately $66 million. AFC, which is based in Singapore, is an independent company that broadcasts 24 hours a day, seven days a week and leverages a substantial library of acquired video content as well as a growing number of originally-produced programs and reaches about 8 million subscribers in 11 markets. In the second quarter of 2012, we completed the acquisition of Travel Channel International (“TCI”) for consideration of approximately $115 million. TCI is an independent company headquartered in the United Kingdom that broadcasts in 21 languages to 128 countries across Europe, the Middle East, Africa, and Asia-Pacific. At the end of the third quarter of 2011, we acquired a 50 percent interest in UKTV. UKTV is one of the United Kingdom’s leading multi-channel television programming companies. Final consideration paid in the transaction consisted of approximately $395 million to purchase preferred stock and common equity interest in UKTV and approximately $137 million to acquire debt due to Virgin Media, Inc. from UKTV.

Consolidated operating revenues increased 10 percent to $2.5 billion when compared with 2012. Segment profit in 2013 was $1.1 billion compared with $1.0 billion in 2012, a 5.9 percent increase.

Results of Operations

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated Results of Operations — Results of operations were as follows:

(in thousands)	For the years ended December 31,
	2013	Change	2012	Change	2011
Operating revenues	$2,530,809	9.7%	$2,307,182	11.3%	$2,072,048
Cost of services, excluding depreciation and amortization of intangible assets	(699,294)	14.5%	(610,836)	15.9%	(526,865)
Selling, general and administrative	(729,055)	11.2%	(655,473)	15.4%	(567,902)
Depreciation and amortization of intangible assets	(117,580)	9.3%	(107,591)	19.4%	(90,080)
Write-down of goodwill	(24,723)		(19,663)
Gains (losses) on disposal of property and equipment	(1,681)		754		(603)

Operating income	958,476	4.8%	914,373	3.1%	886,598
Interest expense	(48,710)	(4.1)%	(50,814)	40.7%	(36,121)
Equity in earnings of affiliates	79,644	30.9%	60,864	22.2%	49,811
Miscellaneous, net	1,241		13,340		(17,188)

Income from continuing operations before income taxes	990,651	5.6%	937,763	6.2%	883,100
Provision for income taxes	(307,623)		(88,107)	(64.2)%	(246,452)

Income from continuing operations, net of tax	683,028	(19.6)%	849,656	33.5%	636,648
Income (loss) from discontinued operations, net of tax					(61,252)

Net income	683,028	(19.6)%	849,656	47.7%	575,396
Net income attributable to noncontrolling interests	(177,958)	5.8%	(168,178)	2.6%	(163,838)

Net income attributable to SNI	$505,070	(25.9)%	$681,478	65.6%	$411,558

2013 Compared with 2012

The increase in operating revenues in 2013 compared with 2012 was primarily attributed to solid growth in advertising sales and affiliate fee revenue from our national television networks. Advertising revenues at our national networks increased $134 million or 8.6 percent in 2013 compared with 2012. The increase in advertising revenues is primarily attributed to higher pricing in our sold advertising units. Affiliate fee revenues at our national television networks increased $59.9 million or 9.0 percent in 2013 compared with 2012. The increase in affiliate fee revenues is primarily due to contractual rate increases as well as reduced launch incentive amortization in the current year. Revenues from our international businesses also increased $19.1 million in 2013 compared with 2012 reflecting the impacts of both the April 2013 AFC and April 2012 TCI acquisitions.

Cost of services, which are comprised of program amortization and the costs associated with distributing our content, increased 15 percent in 2013 compared with 2012. Program amortization attributed to our continued investment in the improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $69.6 million in 2013 compared with 2012.

Selling, general and administrative expenses, which are comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities, increased 11 percent in 2013 compared with 2012. The hiring of additional employees to support the growth of our businesses and the costs associated with both international expansion initiatives and other interactive and digital business initiatives contributed to the increase in selling, general and administrative expenses.

The increase in depreciation and amortization of intangible assets reflects the impact of the 2013 AFC acquisition and depreciation incurred on capitalized software development costs and capitalized website costs.

In connection with our 2013 annual impairment test of goodwill, we recorded a $24.7 million non-cash charge to write-down the goodwill associated with our Travel Channel International business. In 2012, we recorded a $19.7 million non-cash charge to write-down the goodwill associated with RealGravity to fair value.

Interest expense primarily reflects the interest incurred on our outstanding borrowings. Our outstanding borrowings include $885 million aggregate principal amount Senior Notes that bear interest at 3.55% and mature on January 15, 2015. We also have $500 million aggregate principal amount Senior Notes outstanding that bear interest at 2.70% and mature on December 15, 2016.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates is our proportionate 50% share of results from UKTV. Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Accordingly, equity in earnings of affiliates includes our $36.8 million proportionate share of UKTV’s results for 2013 and $39.8 million for our proportionate share of UKTV’s results during 2012. Equity in earnings of affiliates is reduced by amortization on the UKTV investment of $18.0 million for 2013 and $18.2 million for 2012. Increased contributions from our investments in HGTV Canada and Food Network Canada and the improved performance from HGTV and Food Network Magazines contributed to the increase in equity in earnings of affiliates. Equity in earnings of affiliates in 2012 also reflects a $5.9 million write-down to reduce the carrying value of our investments to their estimated fair value.

We recognized foreign exchange losses of $1.8 million during 2013 and $11.6 million of foreign exchange gains during 2012. These gains and losses, reported within the “Miscellaneous, net” caption in our consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances. Miscellaneous, net also includes interest income of $6.2 million in 2013 and $8.4 million in 2012. Interest income includes interest earned on the note acquired from Virgin Media, Inc. during the UKTV transaction.

Our effective tax rate was 31.1 percent in 2013 and 9.4 percent in 2012. Our income tax provision in 2012 reflects an income tax benefit of $213 million arising from the reversal of valuation allowances on deferred tax assets related to capital loss carry forwards. Previously, the Company had estimated that it would be unable to use any of the capital loss carry forwards generated from the sales of the Shopzilla and uSwitch businesses. As a consequence of a restructuring that was completed to achieve a more efficient tax structure, the Company recognized a $574 million capital gain that utilized substantially all of its capital loss carry forwards. As the capital losses are not available in states in which the Company does not file unitary income tax returns, state tax expenses totaling $23.1 million were also recognized.

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

Cost of services increased 16 percent in 2012 compared with 2011. Program amortization attributed to our continued investment in the improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $57.2 million in 2012 compared with 2011.

Selling, general and administrative expenses increased 15 percent in 2012 compared with 2011. Increases in marketing costs to promote our programming initiatives, the hiring of additional employees to support the growth of our businesses and the costs associated with both international expansion initiatives and other interactive and digital business initiatives contributed to the increase in selling, general and administrative.

The increase in depreciation and amortization of intangible assets reflects the impact of the 2012 TCI acquisition and depreciation incurred on capitalized software development costs and capitalized website costs.

The write-down of goodwill in 2012 reflects the $19.7 million non-cash impairment charge associated with RealGravity.

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

We recognized foreign exchange gains of $11.6 million during 2012. These gains, reported within the “Miscellaneous, net” caption in our consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances. During the third quarter of 2011, we entered into foreign currency forward contracts to minimize the cash flow volatility related to the investment in UKTV. These foreign currency forward contracts effectively set the U. S. dollar value for the UKTV transaction. We settled these foreign currency forward contracts around the September 30, 2011 closing of the transaction and recognized losses from the contracts totaling $25.3 million. These losses are reported within the “Miscellaneous, net” caption in our consolidated statements of operations. Miscellaneous, net also includes interest income of $8.4 million in 2012 and $3.9 million in 2011.

Our effective tax rate was 9.4 percent in 2012 and 27.9 percent in 2011. Our income tax provision in 2012 reflects an income tax benefit of $213 million arising from the reversal of valuation allowances on deferred tax assets and incremental state tax expenses of $23.1 million incurred as a consequence of a restructuring that was completed to achieve a more efficient tax structure. Our income tax provision in 2011 includes favorable adjustments of $18.2 million attributed to reaching agreements with certain tax authorities for positions taken in prior period returns and adjustments to foreign income items, state apportionment factors and credits reflected in our filed tax returns.

Discontinued operations in 2011 reflect a loss on divestiture of $54.8 million related to the sale of the Shopzilla business. As the Company did not anticipate being able to utilize the capital loss carryforwards generated from the sale of the Shopzilla business, no income tax benefit was recognized on the sale transaction in 2011.

In August of 2010, we contributed the Cooking Channel to the Food Network partnership. At the close of our 2010 fiscal year, the noncontrolling owner had not made a required pro-rata capital contribution to the partnership and as a result its ownership interest was diluted from 31 percent to 25 percent. Accordingly, following the Cooking Channel contribution, profits from the partnership were allocated to the noncontrolling owner at its reduced ownership percentage. In February 2011, the noncontrolling owner made the pro-rata contribution to the Partnership and its ownership interest was restored to 31 percent as if the contribution had been made as of the date of the Cooking Channel contribution. The retroactive impact of restoring the noncontrolling owner’s interest in the partnership increased net income attribution to noncontrolling interest $8.0 million in 2011. Net income attributable to noncontrolling interests also increased due to the growing profitability of the Food Network partnership.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

(in thousands)	For the years ended December 31,
	2013	Change	2012	Change	2011
Segment operating revenue:
Lifestyle Media	$2,452,350	8.7%	$2,256,367	10.3%	$2,045,030
Corporate and other	80,542	58.5%	50,824	88.0%	27,036
Intersegment eliminations	(2,083)		(9)		(18)

Total operating revenues	$2,530,809	9.7%	$2,307,182	11.3%	$2,072,048

Segment profit (loss):
Lifestyle Media	$1,223,729	7.8%	$1,135,557	8.2%	$1,049,934
Corporate and other	(121,269)	28.1%	(94,684)	30.3%	(72,653)

Total segment profit	1,102,460	5.9%	1,040,873	6.5%	977,281
Depreciation and amortization of intangible assets	(117,580)		(107,591)		(90,080)
Write-down of goodwill	(24,723)		(19,663)
Gains (losses) on disposal of property and equipment	(1,681)		754		(603)
Interest expense	(48,710)		(50,814)		(36,121)
Equity in earnings of affiliates	79,644		60,864		49,811
Miscellaneous, net	1,241		13,340		(17,188)

Income from continuing operations before income taxes	$990,651		$937,763		$883,100

Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa and Asia-Pacific, operating results from the international licensing of our national networks’ programming, and the costs associated with both international expansion initiatives and other interactive and digital business initiatives. Corporate and other includes segment losses of $44.2 million in 2013, $18.8 million in 2012 and $7.4 million in 2011 from our international operations and other interactive and digital business initiatives. Corporate and other also includes transaction related costs of $6.5 million in 2011 associated with our acquisition of a 50-percent equity interest in UKTV.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America for each business segment was as follows:

(in thousands)	For the years ended December 31,
	2013	2012	2011
Operating income	$958,476	$914,373	$886,598
Depreciation and amortization of intangible assets:
Lifestyle Media	99,495	98,857	88,030
Corporate and other	18,085	8,734	2,050
Write-down of goodwill	24,723	19,663
Losses (gains) on disposal of property and equipment:
Lifestyle Media	1,606	637	469
Corporate and other	75	(1,391)	134

Total segment profit	$1,102,460	$1,040,873	$977,281

Lifestyle Media

Lifestyle Media includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel, and Great American Country. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home, and travel related categories. The Food Network and Cooking Channel are included in the Food Network Partnership of which we own approximately 69 percent. We also own 65 percent of Travel Channel.

Operating results for Lifestyle Media were as follows:

(in thousands)	For the years ended December 31,
	2013	Change	2012	Change	2011
Segment operating revenues:
Advertising	$1,688,656	8.6%	$1,554,422	8.7%	$1,430,144
Network affiliate fees, net	727,642	9.0%	667,741	14.7%	582,178
Corporate and other	36,052	5.4%	34,204	4.6%	32,708

Total segment operating revenues	2,452,350	8.7%	2,256,367	10.3%	2,045,030

Segment costs and expenses:
Cost of services	651,988	11.8%	583,162	14.2%	510,596
Selling, general and administrative	576,633	7.3%	537,648	11.0%	484,500

Total segment costs and expenses	1,228,621	9.6%	1,120,810	12.6%	995,096

Segment profit	$1,223,729	7.8%	$1,135,557	8.2%	$1,049,934

Supplemental Information:
Billed network affiliate fees	$734,666		$691,428		$623,854
Program payments	609,620		616,492		516,020
Depreciation and amortization	99,495		98,857		88,030
Capital expenditures	58,860		52,666		48,744

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold, and audience impressions delivered by our programming. High single digit pricing growth was the primary contributor to our advertising revenue increases in 2013 compared with 2012, while mid single digit pricing growth was the primary contributor to our advertising revenue increases in 2012 compared with 2011.

Distribution agreements with cable and satellite television systems and telecommunication service providers require distributors to pay SNI fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. The increase in network affiliate fees over each of the last three years was primarily attributed to scheduled rate increases. Lower launch incentive amortization in 2013 also contributed to the increase in network affiliate fees compared with 2012. The number of subscribers receiving our networks was relatively flat over each of the last three years.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $64.7 million in 2013 compared with 2012 and increased $54.4 million in 2012 compared with 2011. The year-over-year fluctuation in program amortization is also impacted by program asset impairments that totaled $32.0 million in 2013, $17.2 million in 2012 and $34.8 million in 2011.

The increase in selling, general and administrative expenses in 2013 compared with 2012 and 2012 compared with 2011 reflects an increase in employee compensation and benefits from the hiring of additional employees to support the growth of Lifestyle Media and an increase in other expenses related to investments in planned interactive and digital business initiatives. The increase in selling, general and administrative expenses in 2012 compared with 2011 also reflects higher building rent and facility costs and an increase in marketing and promotion costs at our television networks.

Supplemental financial information for Lifestyle Media is as follows:

(in thousands)	For the years ended December 31,
	2013	Change	2012	Change	2011
Operating revenues by brand:
Food Network	$858,063	3.3%	$830,746	11.4%	$745,605
HGTV	879,002	11.8%	786,285	7.4%	731,769
Travel Channel	315,925	12.7%	280,387	7.0%	262,055
DIY Network	139,054	14.3%	121,612	18.1%	102,995
Cooking Channel	110,718	25.1%	88,531	34.9%	65,610
Great American Country	27,717	12.9%	24,549	(1.8)%	25,004
Digital Businesses (1)	108,671	(2.6)%	111,629	9.6%	101,890
Other	14,454	11.1%	13,005	19.0%	10,928
Intrasegment eliminations	(1,254)		(377)		(826)

Total segment operating revenues	$2,452,350	8.7%	$2,256,367	10.3%	$2,045,030

Subscribers (2):
Food Network	98,600	(1.1)%	99,700	0.1%	99,600
HGTV	97,400	(1.4)%	98,800	(0.1)%	98,900
Travel Channel	93,800	(1.0)%	94,700	(0.2)%	94,900
DIY Network	57,800	(1.0)%	58,400	3.4%	56,500
Cooking Channel	60,900	1.3%	60,100	3.3%	58,200
Great American Country	62,700		62,700	0.8%	62,200

(1)	Revenues for Digital Businesses in 2012 and 2011 include business operations that are now captured within our corporate and other segment caption in 2013. In prior years, the revenues from these business operations are captured in our lifestyle media segment and totaled $4.4 million in 2012 and $2.1 million in 2011.
(2)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $686 million at December 31, 2013 and $438 million at December 31, 2012. We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. We anticipate renewing the Facility in 2014. There were no outstanding borrowings under the Facility at December 31, 2013.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2014 will provide sufficient liquidity to continue the development of our brands and to fund the capital expenditures to support our business.

Cash Flows

Cash and cash equivalents increased $249 million during 2013 and decreased $323 million during 2012. Components of these changes are discussed below in more detail.

Operating Activities

Cash provided by operating activities totaled $877 million in 2013, $615 million in 2012 and $729 million in 2011. Segment profit generated from our business segments totaled $1.1 billion for 2013, $1.0 billion for 2012 and $977 million for 2011. Growth in operating revenues at our Lifestyle Media segment of 8.7 percent in 2013 compared with 2012, and 10 percent in 2012 compared with 2011, contributed to the year-over-year increases in segment profit. Program payments exceeded the program amortization recognized in our consolidated statement of operations by $70.9 million for 2013, $136 million for 2012 and $91.3 million for 2011, reducing cash provided by operating activities for those periods. Cash provided by operating activities was also decreased for income taxes and interest payments totaling $275 million for 2013, $395 million for 2012 and $217 million for 2011 and was increased for dividends received from equity investments totaling $83.9 million in 2013, $61.9 million in 2012, and $39.4 million in 2011.

Investing Activities

Cash used in investing activities totaled $168 million in 2013, $225 million in 2012 and $453 million in 2011. Capital expenditures totaled $73.0 million in 2013, $63.4 million in 2012, and $54.1 million in 2011.

In April 2013, we acquired AFC for net consideration of approximately $64.4 million.

In April 2012, we acquired TCI for net consideration of approximately $107 million.

In January 2012, we acquired RealGravity, Inc. for net cash consideration of approximately $19.6 million.

In 2011, we acquired a 50 percent interest in UKTV. Consideration paid in the transaction consisted of approximately $395 million to purchase preferred stock and common equity interest in UKTV and approximately $137 million to acquire debt due to Virgin Media, Inc. from UKTV. The debt acquired, reported within “Other non-current assets” in our consolidated balance sheets, effectively acts as a revolving facility for UKTV. The investment in UKTV was financed through cash on hand and borrowings on our existing revolving credit facility.

In May 2011, we completed the sale of our Shopzilla business for total consideration of approximately $160 million. The consideration was comprised of approximately $150 million of cash and $10 million of deferred payment collected in 2012.

Financing Activities

Cash used in financing activities totaled $461 million in 2013, $711 million in 2012, and $65.7 million in 2011.

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

On July 31, 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. During the fourth quarter of 2012, we repurchased 1.7 million shares for approximately $100 million. During 2013, we repurchased 3.9 million shares for approximately $253 million.

On February 13, 2014, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. Following the February 13, 2014 authorization, $1.6 billion remained available for repurchase under our share repurchase program. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

In December 2011, we issued $500 million aggregate principal amount of 2.70% Senior Notes due in 2016 at a price equal to 99.878% of the principal amount. Net proceeds from the Senior Notes were to be utilized for general corporate and other purposes, including strategic acquisitions, repurchases of the company’s common equity, and working capital and capital expenditures.

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

In February 2011, the noncontrolling owner in the Food Network partnership made a $52.8 million cash contribution to the partnership. Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by partners prior to distribution based upon each partners’ ownership interest in the partnership. During 2012, remaining outstanding capital contributions had been returned to the respective partners. Cash distributions to Food Network’s noncontrolling interest were $154 million in 2013, $114 million in 2012 and $70.5 million in 2011. Cash distributions to Travel Channel’s noncontrolling interest were $6.5 million in 2013 and $52.5 million in 2012.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. Total dividend payments to shareholders of our common stock were $88.4 million in 2013, $73.1 million in 2012 and $61.8 million in 2011. During the first quarter of 2014, the Board of Directors approved an increase in the quarterly dividend rate to $.20 per share. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

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

Contractual Obligations

A summary of our contractual cash commitments, as of December 31, 2013, is as follows:

(in thousands)
	Less than 1 Year	Years 2 & 3	Years 4 & 5	Over 5 Years	Total
Long-term debt:
Principal amounts		$1,385,000			$1,385,000
Interest on long-term debt	$44,918	42,709			87,627
Programming:
Available for broadcast	30,412				30,412
Not yet available for broadcast	226,354	3,166			229,520
Talent contracts	10,314	4,287			14,601
Employee compensation and benefits:
Deferred compensation and benefits	2,208	1,416	1,416	33,835	38,875
Employment contracts	17,067	19,680	865		37,612
Operating leases:
Noncancelable	21,248	48,694	53,411	58,115	181,468
Cancelable	1,623	2,837	2,778	2,815	10,053
Pension obligations-
Minimum pension funding	2,658	18,696	4,358	15,171	40,883
Other commitments:
Satellite transmission	36,740	51,390	17,144	6,722	111,996
Noncancelable purchase and service commitments	30,205	42,849	17,681		90,735
Other purchase and service commitments	43,034	20,258	182		63,474

Total contractual cash obligations	$466,781	$1,640,982	$97,835	$116,658	$2,322,256

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

Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our defined benefit pension plans in 2014 and estimated benefit payments for our unfunded non-qualified SERP plan. Estimated payments for the SERP plan have been estimated over a ten-year period. Accordingly, the amounts in the over 5 years column include estimated payments for the periods of 2019-2023. While benefit payments under these plans are expected to continue beyond 2023, we believe it is not practicable to estimate payments beyond this period.

Income Tax Obligations — The contractual obligations table does not include any reserves for income taxes due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2013, our reserves for income taxes totaled $80.9 million which is reflected in “Other liabilities” in our consolidated balance sheets. (See Note 6-Income Taxes to the consolidated financial statements for additional information on income taxes).

Purchase Commitments — We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual commitments are purchase orders placed as of December 31, 2013. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Redemption of Noncontrolling Interests in Subsidiary Companies — Beginning in the third quarter of 2014, the noncontrolling interest holder of Travel Channel has the right to require us to repurchase their respective interest and will receive fair market value for their interest at the time their option is exercised. The table of contractual commitments does not include amounts for the repurchase of noncontrolling interests.

The Food Network is operated and organized under the terms of a general partnership (the “Partnership”). SNI and a noncontrolling owner hold interests in the Partnership. During the fourth quarter of 2012, the Food Network Partnership agreement was extended and specifies a dissolution date of December 31, 2014. If the term of the Partnership is not extended prior to that date, the agreement permits the Company, as the holder of approximately 80% of the applicable votes, to reconstitute the Partnership and continue its business. There are also other options for continuing the business of the Partnership, which the Company is considering. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

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

Programs and Program Licenses — Production costs for programs produced by us or for us are capitalized as program assets. Such costs include direct costs, production overhead, development costs and acquired production costs. Program licenses, which represent approximately 6 percent of our program assets, generally have fixed terms and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when the programs become available for broadcast. Program assets are amortized to expense over the estimated useful lives of the programs based upon future cash flows. The amortization of program assets generally results in an accelerated method over the estimated useful lives.

Estimated future cash flows can change based upon market acceptance, advertising and network affiliate fee rates, the number of subscribers receiving our networks and program usage. Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to fair value may be required. Development costs for programs that we have determined will not be produced are written off.

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

Goodwill — Goodwill for each reporting unit is tested for impairment on an annual basis or when events occur or circumstances change that would indicate the fair value of a reporting unit may be below its carrying value. As of December 31, 2013, our reporting units for purposes of performing the impairment test for goodwill are Lifestyle Media, Asian Food Channel and Travel Channel International. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

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

Upon completing our impairment test in the fourth quarter of 2013, we determined that the goodwill recorded for our Travel Channel International business was impaired. The impairment reflects delayed expansion into some of the growth markets identified for the business at acquisition. The fair value of our Lifestyle Media reporting unit substantially exceeded its carrying value. As we completed the acquisition of Asian Food Channel during the second quarter of 2013, the reporting units fair value approximates its carrying value.

Finite-Lived Intangible Assets — Finite-lived intangible assets (e.g., customer lists, trade names, network distribution relationships,and other acquired rights) are tested for impairment when a triggering event occurs. Such triggering events include the significant disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related asset. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of such asset exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale or there is an actively pursuing buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

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

We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $500 million of Senior Notes in December 2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A 100 basis point increase in the level of interest rates would decrease the fair value of the Senior Notes by approximately $23.6 million.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands)	As of December 31, 2013		As of December 31, 2012
	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,844	$910,411	$884,694	$928,147
2.70% notes due in 2016	499,644	519,510	499,522	521,725

Total long-term debt	$1,384,488	$1,429,921	$1,384,216	$1,449,872

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $122.3 million at December 31, 2013 and $128.8 million at December 31, 2012, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such note receivable is believed to approximate fair value.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. The change in fair value of non-designated contracts is included in current period earnings within our “Miscellaneous, net” caption. The gross notional value of foreign exchange rate derivative contracts were $235.9 million at December 31, 2013 and $232.6 million at December 31, 2012. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at December 31, 2013 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $23.6 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Scripps Networks Interactive and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

We acquired the Asian Food Channel on April 12, 2013. This business’ financial statements constitute 2% of total assets, less than 1% of revenues, and less than 1% of net income of SNI’s consolidated financial statement amounts as of and for the year ended December 31, 2013. We have excluded this business from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2013.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2013. This report appears on page F-16.

Date: March 3, 2014

BY:

/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman, President and Chief Executive Officer

/s/ Joseph G. NeCastro
Joseph G. NeCastro Chief Financial & Administrative Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Scripps Networks Interactive, Inc.

Knoxville, Tennessee

We have audited the internal control over financial reporting of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Asian Food Channel, which was acquired on April 12, 2013 and whose financial statements constitute 2% of total assets, less than 1% of revenues, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Asian Food Channel. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2013 and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Scripps Networks Interactive, Inc.

We have audited the accompanying consolidated balance sheets of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule at Page S-2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Scripps Networks Interactive, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 3, 2014

Scripps Networks Interactive, Inc.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$686,371	$437,525
Accounts receivable (less allowances : 2013—$6,853; 2012—$5,514)	619,619	565,298
Programs and program licenses	423,949	395,017
Deferred income taxes	41,140	26,338
Other current assets	90,231	60,098

Total current assets	1,861,310	1,484,276
Investments	488,198	489,703
Property and equipment, net	246,350	237,308
Goodwill and other intangible assets:
Goodwill	574,582	551,821
Other intangible assets, net	655,009	678,500

Total goodwill and other intangible assets, net	1,229,591	1,230,321

Other assets:
Programs and program licenses (less current portion)	413,057	371,856
Deferred income taxes	39,075	148,501
Other non-current assets	160,866	176,833

Total other assets	612,998	697,190

Total Assets	$4,438,447	$4,138,798

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,278	$12,633
Program rights payable	30,412	36,274
Customer deposits and unearned revenue	70,427	44,903
Accrued liabilities:
Employee compensation and benefits	67,188	56,553
Accrued marketing and advertising costs	11,053	10,689
Other accrued liabilities	81,341	91,577

Total current liabilities	278,699	252,629
Long-term debt	1,384,488	1,384,216
Other liabilities (less current portion)	223,368	237,402

Total liabilities	1,886,555	1,874,247

Commitments and contingencies (Note 21)

Redeemable noncontrolling interests (Note 17)	133,000	136,500

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 2013—111,891,667 shares; 2012—114,570,332 shares	1,119	1,146
Voting—authorized: 60,000,000 shares; issued and outstanding: 2013—34,317,171 shares; 2012—34,317,173 shares	343	343

Total	1,462	1,489
Additional paid-in capital	1,447,496	1,405,699
Retained earnings	662,574	452,598
Accumulated other comprehensive income (loss)	(12,529)	(38,862)

Total SNI shareholders’ equity	2,099,003	1,820,924

Noncontrolling interest (Note 17)	319,889	307,127

Total equity	2,418,892	2,128,051

Total Liabilities and Equity	$4,438,447	$4,138,798

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)	For the years ended December 31,
	2013	2012	2011
Operating Revenues:
Advertising	$1,717,734	$1,564,503	$1,434,666
Network affiliate fees, net	758,220	688,440	588,995
Other	54,855	54,239	48,387

Total operating revenues	2,530,809	2,307,182	2,072,048

Cost of services, excluding depreciation and amortization of intangible assets	699,294	610,836	526,865
Selling, general and administrative	729,055	655,473	567,902
Depreciation	63,010	58,242	48,026
Amortization of intangible assets	54,570	49,349	42,054
Write-down of goodwill	24,723	19,663
Losses (gains) on disposal of property and equipment	1,681	(754)	603

Total costs and expenses	1,572,333	1,392,809	1,185,450

Operating income	958,476	914,373	886,598
Interest expense	(48,710)	(50,814)	(36,121)
Equity in earnings of affiliates	79,644	60,864	49,811
Miscellaneous, net	1,241	13,340	(17,188)

Income from continuing operations before income taxes	990,651	937,763	883,100
Provision for income taxes	307,623	88,107	246,452

Income from continuing operations, net of tax	683,028	849,656	636,648
Income (loss) from discontinued operations, net of tax			(61,252)

Net income	683,028	849,656	575,396
Less: net income attributable to noncontrolling interests	177,958	168,178	163,838

Net income attributable to SNI	$505,070	$681,478	$411,558

Basic net income per share:
Net income (loss) per basic share of common stock:
Income from continuing operations attributable to SNI common shareholders	$3.43	$4.48	$2.87
Income (loss) from discontinued operations attributable to SNI common shareholders			(.37)

Net income attributable to SNI common shareholders	$3.43	$4.48	$2.50

Diluted net income per share:
Income from continuing operations attributable to SNI common shareholders	$3.40	$4.44	$2.86
Income (loss) from discontinued operations attributable to SNI common shareholders			(.37)

Net income attributable to SNI common shareholders	$3.40	$4.44	$2.49

Amounts attributable to SNI:
Income from continuing operations	$505,070	$681,478	$472,810
Income (loss) from discontinued operations	—	—	(61,252)

Net income attributable to SNI	$505,070	$681,478	$411,558

Weighted average shares outstanding:
Basic	147,326	152,180	164,657
Diluted	148,502	153,327	165,572

Net income per share amounts may not foot since each is calculated independently.

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended December 31,
	2013	2012	2011
Net income	$683,028	$849,656	$575,396
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax—2013, $1,117; 2012, ($270); 2011, $615	6,534	5,341	(2,048)
Pension liability adjustments, net of tax—2013, ($11,991); 2012, $6,330; 2011, $12,062	19,529	(10,780)	(19,638)

Comprehensive income	709,091	844,217	553,710
Less: comprehensive income attributable to noncontrolling interests	177,688	168,254	163,974

Comprehensive income attributable to SNI	$531,403	$675,963	$389,736

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Cash Flows

(in thousands)	For the years ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$683,028	$849,656	$575,396
Loss (income) from discontinued operations			61,252
Depreciation and amortization of intangible assets	117,580	107,591	90,080
Write-down of goodwill	24,723	19,663
Amortization of network distribution costs	7,024	23,687	42,353
Program amortization	556,694	487,138	429,935
Equity in earnings of affiliates	(79,644)	(60,864)	(49,811)
Program payments	(627,591)	(623,484)	(521,243)
Dividends received from equity investments	83,912	61,896	39,420
Deferred income taxes	79,336	(284,271)	34,300
Stock and deferred compensation plans	46,810	39,492	26,920
Changes in certain working capital accounts (excluding the effects of acquisition):
Accounts receivable	(52,691)	(4,461)	(48,029)
Other assets	1,255	(7,228)	628
Accounts payable	5,001	(2,157)	2,806
Accrued employee compensation and benefits	9,709	10,249	39
Accrued / refundable income taxes	(31,573)	(2,365)	21,497
Other liabilities	35,303	(5,688)	23,131
Other, net	18,318	5,829	(13,012)

Cash provided by (used in) continuing operating activities	877,194	614,683	715,662
Cash provided by (used in) discontinued operating activities			13,253

Cash provided by (used in) operating activities	877,194	614,683	728,915

Cash Flows from Investing Activities:
Additions to property and equipment	(72,990)	(63,416)	(54,113)
Purchase of long-term investments		(17,089)	(402,217)
Purchase of note receivable due from UKTV			(137,308)
Collections (funds advanced) on note receivable	12,939	12,264
Purchase of subsidiary companies, net of cash acquired	(64,412)	(119,036)
Purchase of noncontrolling interest			(3,400)
Other, net	(43,510)	(48,003)	1,881

Cash provided by (used in) continuing investing activities	(167,973)	(235,280)	(595,157)
Cash provided by (used in) discontinued investing activities		10,000	141,786

Cash provided by (used in) investing activities	(167,973)	(225,280)	(453,371)

Cash Flows from Financing Activities:
Proceeds from long-term debt			599,390
Payments on long-term debt			(100,000)
Dividends paid	(88,400)	(73,109)	(61,788)
Dividends paid to noncontrolling interests	(160,493)	(166,351)	(70,500)
Noncontrolling interest capital contribution			52,804
Repurchase of Class A common stock	(253,203)	(600,285)	(500,048)
Proceeds from stock options	42,976	121,665	24,491
Deferred loan costs			(4,558)
Other, net	(1,762)	6,675	(5,517)

Cash provided by (used in) financing activities	(460,882)	(711,405)	(65,726)

Effect of exchange rate changes on cash and cash equivalents	507	(565)	377

Increase (decrease) in cash and cash equivalents	248,846	(322,567)	210,195
Cash and cash equivalents:
Beginning of year	437,525	760,092	549,897

End of year	$686,371	$437,525	$760,092

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$45,436	$46,682	$32,847
Income taxes paid	229,966	348,158	184,114

Non-Cash Transactions:
Obligations incurred for purchase of intangible assets		74,254
Contingent consideration liability		8,323

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)							Redeemable
				Accumulated			Noncontrolling
		Additional		Other			Interests
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total	(Temporary
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity	Equity)
As of December 31, 2010	$1,676	$1,371,050	$414,972	$(11,525)	$145,973	$1,922,146	$158,148
Comprehensive income (loss)			411,558	(21,822)	152,010	541,746	11,964
Contribution by noncontrolling interest to Food Network Partnership					52,804	52,804
Effect of capital contributions to Food Network Partnership		25,368			(25,368)
Redemption of noncontrolling interest							(3,400)
Redeemable noncontrolling interest fair value adjustments			3,962			3,962	(3,962)
Dividends paid to noncontrolling interest					(70,500)	(70,500)
Dividends: declared and paid—$.375 per share			(61,788)			(61,788)
Convert 41,940 Voting Shares to Class A Common Shares
Repurchase of 11,269,245 Class A Common shares	(113)	(95,304)	(404,631)			(500,048)
Stock-based compensation expense		23,968				23,968
Exercise of employee stock options: 721,235 shares issued	8	24,483				24,491
Other stock-based compensation, net: 264,524 shares issued; 213,439 shares repurchased; 4,800 shares forfeited		(8,417)				(8,417)
Tax benefits of compensation plans		5,281				5,281

As of December 31, 2011	1,571	1,346,429	364,073	(33,347)	254,919	1,933,645	162,750
Comprehensive income (loss)			681,478	(5,515)	166,059	842,022	2,195
Redeemable noncontrolling interest fair value adjustments			(24,055)			(24,055)	24,055
Dividends paid to noncontrolling interests					(113,851)	(113,851)	(52,500)
Dividends: declared and paid—$.48 per share			(73,109)			(73,109)
Repurchase of 11,841,108 Class A Common shares	(118)	(104,378)	(495,789)			(600,285)
Stock-based compensation expense		32,130				32,130
Exercise of employee stock options: 3,317,088 shares issued	33	121,632				121,665
Other stock-based compensation, net: 376,169 shares issued; 110,176 shares repurchased	3	(2,940)				(2,937)
Tax benefits of compensation plans		12,826				12,826

As of December 31, 2012	1,489	1,405,699	452,598	(38,862)	307,127	2,128,051	136,500
Comprehensive income (loss)			505,070	26,333	166,885	698,288	10,803
Redeemable noncontrolling interest fair value adjustments			7,933			7,933	(7,933)
Dividends paid to noncontrolling interests					(154,123)	(154,123)	(6,370)
Dividends: declared and paid—$.60 per share			(88,400)			(88,400)
Convert 2 Voting Shares to Class A Common Shares
Repurchase of 3,917,471 Class A Common shares	(39)	(38,537)	(214,627)			(253,203)
Stock-based compensation expense		36,845				36,845
Exercise of employee stock options: 990,383 shares issued	9	42,967				42,976
Other stock-based compensation, net: 352,599 shares issued; 104,178 shares repurchased	3	(4,367)				(4,364)
Tax benefits of compensation plans		4,889				4,889

As of December 31, 2013	$1,462	$1,447,496	$662,574	$(12,529)	$319,889	$2,418,892	$133,000

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

See Note 20 — Segment Information for additional information about the Company’s segments.

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

The six largest cable television systems and the two largest satellite television systems provide service to more than 88% of homes receiving HGTV, Food Network and Travel Channel. The loss of distribution of our networks by any of these cable and satellite television systems could adversely affect our business.

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

Accounts Receivable — We extend credit to customers based upon our assessment of the customer’s financial condition. Collateral is generally not required from customers. Allowances for credit losses are generally based upon trends, economic conditions, review of aging categories, specific identification of customers at risk of default and historical experience.

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

We regularly review our investments to determine if there has been any other-than-temporary decline in values. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which the investments carrying value exceeds fair value; the duration of the decline in fair value below carrying value; and the current cash position, earnings and cash forecasts, and near term prospects of the investee. The carrying value of an investment is adjusted when a decline in fair value below cost is determined to be other than temporary.

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

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 to 45 years
Leasehold improvements	Term of lease or useful life
Program production equipment	3 to 15 years
Office and other equipment	3 to 10 years
Computer hardware and software	3 to 5 years

Programs and Program Licenses — Programming is either produced by us or for us by independent production companies, or is licensed under agreements with independent producers.

Costs of programs produced by us or for us include capitalizable direct costs, production overhead, development costs and acquired production costs. Costs to produce live programming that are not expected to be rebroadcast are expensed as incurred. Production costs for programs produced by us or for us are capitalized. Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when the programs become available for broadcast. Program licenses are not discounted for imputed interest. Program assets are amortized to cost of services expense over the estimated useful lives of the programs based upon future cash flows. The amortization of program assets generally results in an accelerated method over the estimated useful lives.

Estimated future cash flows can change based upon market acceptance, advertising and network affiliate fee rates, the number of subscribers receiving our networks and program usage. Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to fair value may be required. Development costs for programs that we have determined will not be produced are written off.

The portion of the unamortized balance expected to be amortized within one year is classified as a current asset.

Program rights liabilities payable within the next twelve months are included in program rights payable. Noncurrent program rights liabilities are included in other noncurrent liabilities. The carrying value of our program rights liabilities approximate fair value.

Goodwill — Goodwill represents the cost of acquisitions in excess of the fair value of the acquired businesses’ tangible assets and separately identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually at the reporting unit level. We perform our annual impairment review during the fourth quarter. A reporting unit is defined as operating segments or groupings of businesses one level below the operating segment level. As of December 31, 2013, the Company’s reporting units were Lifestyle Media, the Asian Food Channel and Travel Channel International.

Amortizable Intangible Assets — Amortizable intangible assets consist, mainly, of the value assigned to acquired network distribution relationships, customer lists trade names, and other acquired rights.

Network distribution intangible assets represent the value assigned to an acquired programming service’s relationships with cable and satellite television systems and telecommunication service providers that distribute its programs. These relationships and distribution provide the opportunity to deliver advertising to viewers. We amortize these contractual relationships on a straight-line basis, over the terms of the distribution contracts and expected renewal periods, which approximate 20 years.

Customer lists, trade names and other intangible assets are amortized in relation to their expected future cash flows over estimated useful lives of up to 20 years.

Impairment of Long-Lived Assets — Long-lived assets (primarily property and equipment and amortizable intangible assets) are reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability for long-lived assets is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount of the assets, then we write down the carrying value of the assets to estimated fair values which are primarily based upon forecasted discounted cash flows. Fair value of long-lived assets is determined based on a combination of discounted cash flows, market multiples and other indicators.

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

Network Affiliate Fees — Cable and satellite television systems and telecommunication service providers generally pay a per-subscriber fee (“network affiliate fees”) for the right to distribute our programming under the terms of multi-year distribution contracts. Network affiliate fees are reported net of volume discounts earned by the distributors and net of incentive costs offered to system operators in exchange for initial multi-year distribution contracts. Such incentives may include an initial period in which the payment of network affiliate fees by the system is waived (“free period”), cash payments to system operators (“network launch incentives”), or both. We recognize network affiliate fees as revenue over the terms of the contracts, including any free periods. Network launch incentives are capitalized as assets upon launch of our programming on the cable or satellite television system and are amortized against network affiliate fees based upon the ratio of each period’s revenue to expected total revenue over the terms of the contracts.

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

Revenues associated with digital distribution arrangements are recognized when we transfer control and the rights to distribute the content to a customer.

Costs of Services — Cost of services reflects the cost of providing our broadcast signal, programming and other content to respective distribution platforms. The costs captured within the cost of services caption include programming, satellite transmission fees, production and operations and other direct costs.

Marketing and Advertising Costs — Marketing and advertising costs, which totaled $144 million in 2013, $143 million in 2012 and $118 million in 2011, include costs incurred to promote our businesses and to attract traffic to our Internet sites. Advertising production costs are deferred and expensed the first time the advertisement is shown. Other marketing and advertising costs are expensed as incurred.

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

Certain awards of Class A Common shares have performance and service conditions under which the number of shares granted is determined by the extent to which such conditions are met (“Performance Shares”). Compensation costs for such awards are measured by the grant-date fair value estimated using a Monte Carlo simulation model and the number of shares earned. In periods prior to completion of the performance period, compensation costs are based upon estimates of the number of shares that will be earned.

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

The following table presents information about basic and diluted weighted-average shares outstanding:

(in thousands)	For the years ended December 31,
	2013	2012	2011
Basic weighted-average shares outstanding	147,326	152,180	164,657
Effect of dilutive securities:
Unvested performance share awards and share units held by employees	274	145	61
Stock options held by employees and directors	902	1,002	854

Diluted weighted-average shares outstanding	148,502	153,327	165,572

Anti-dilutive share awards	129	618	2,057

3. ACCOUNTING STANDARDS UPDATES AND RECENTLY ISSUED ACCOUNTING STANDARDS UPDATES

In July 2013, an update was made to the Income Taxes Topic, ASC 740, which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update states the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The update is effective for us in the first quarter of 2014 and early adoption is permitted. The adoption of the update is not expected to have a material effect on our consolidated financial statements.

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

4. ACQUISITIONS

Asian Food Channel — On April 12, 2013, we acquired the Asian Food Channel (“AFC”) for consideration of approximately $66 million. Assets acquired in the transaction included approximately $1.2 million of cash. AFC, which is based in Singapore, is an independent company which broadcasts 24 hours a day, seven days a week and leverages a substantial library of acquired video content as well as a growing number of originally-produced programs and reaches about 8 million subscribers in 11 markets.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the dates of the AFC and TCI acquisitions. The allocation of the purchase price for the AFC and TCI acquisitions reflect final values assigned and may differ from preliminary values reported in the consolidated financial statements for prior periods.

(in thousands)	Asian Food Channel	Travel Channel International
Accounts receivable	$1,960	$6,545
Other current assets	271	1,406
Programs and program licenses	4,794	9,164
Property and equipment	399	475
Amortizable intangible assets	24,600	59,977
Other assets	160
Current liabilities	(1,941)	(4,456)
Deferred income taxes	(4,413)	(15,243)

Total identifiable net assets	$25,830	$57,868
Goodwill	38,582	49,173

Net purchase price	$64,412	$107,041

The goodwill arising from the AFC and TCI acquisitions reflect the economic potential of the markets in which the acquired companies operate as well as the synergies and economies of scale expected from operating both businesses as part of SNI. The goodwill recorded as part of these acquisitions is not amortizable for tax purposes.

AFC contributed operating revenues of $6.8 million and net loss of $5.6 million for 2013. TCI contributed operating revenues of $16.7 million and net income of $1.3 million to SNI’s operating results during 2012.

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

Pro forma results are not presented for any of the acquisitions completed during 2013 or 2012 because the consolidated results of operations would not be significantly different from reported amounts. Financial information for the acquired businesses are reported within our corporate and other segment caption.

5. DISCONTINUED OPERATIONS

Our Shopzilla business and its related online comparison shopping brands was sold during the second quarter of 2011 for approximately $160 million in cash.

The assets, liabilities and results of operations for our Shopzilla business have been retrospectively presented as discontinued operations within our consolidated financial statements for all periods presented.

Operating results of our discontinued operations were as follows:

(in thousands)	For the year ended December 31, 2011
Shopzilla operating revenues	$87,492

Loss from discontinued operations, before tax:
Shopzilla:
Loss from operations	$(2,468)
Loss on divestiture	(54,827)

Loss from discontinued operations, before tax	(57,295)
Provision for income taxes	3,957

Loss from discontinued operations, net of tax	$(61,252)

Discontinued operations in 2011 reflect a loss on divestiture of $54.8 million related to the sale of the Shopzilla business.

6. INCOME TAXES

We file a consolidated U.S. federal income tax return, unitary tax returns in certain states, and separate income tax returns for certain of our subsidiary companies in other states as well as foreign jurisdictions. Included in our federal and state income tax returns is our proportionate share of the taxable income or loss of partnerships and limited liability companies that are treated as partnerships for tax purposes (“pass-through entities”). Our consolidated financial statements do not include any provision for income taxes on the income of pass-through entities attributed to the noncontrolling interests.

Food Network and Cooking Channel are operated under the terms of a general partnership agreement. The Travel Channel is a limited liability company and treated as a partnership for tax purposes.

The provision for income taxes consisted of the following:

(in thousands)	For the years ended December 31,
	2013	2012	2011
Current:
Federal	$177,150	$302,425	$180,794
Tax benefits from NOLs	(245)	(224)	(82)

Federal, net	176,905	302,201	180,712

State and local	37,272	54,371	25,136
Tax benefits from NOLs	(8)	(155)

State and local, net	37,264	54,216	25,136

Foreign	517	3,135	1,023

Total	214,686	359,552	206,871
Tax benefits of compensation plans allocated to additional paid-in capital	4,889	12,826	5,281

Total current income tax provision	219,575	372,378	212,152

Deferred:
Federal	94,041	(272,023)	22,954
Other	4,881	(18,308)	(1,331)

Total	98,922	(290,331)	21,623
Deferred tax allocated to other comprehensive income	(10,874)	6,060	12,677

Total deferred income tax (benefit) provision	88,048	(284,271)	34,300

Provision for income taxes	$307,623	$88,107	$246,452

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

Our tax provision in the 2011 includes $18.2 million of favorable tax adjustments attributed to reaching agreements with certain tax authorities for positions taken in prior period returns and adjustments to foreign income items, state apportionment factors and credits reflected in our filed tax returns.

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
U.S. state and local income taxes, net of federal income tax benefit	2.2	3.3	2.9
Income of pass-through entities allocated to noncontrolling interests	(6.3)	(6.1)	(6.0)
Section 199—Production Activities deduction	(2.4)	(2.8)	(2.4)
Release of valuation allowance		(22.7)
Miscellaneous	2.6	2.7	(1.6)

Effective income tax rate	31.1%	9.4%	27.9%

The approximate effect of the temporary differences giving rise to deferred income tax liabilities (assets) were as follows:

(in thousands)	As of December 31,
	2013	2012
Deferred tax assets:
Accrued expenses not deductible until paid	$(13,625)	$(5,083)
Deferred compensation and retiree benefits not deductible until paid	(63,305)	(63,727)
Tax basis capital loss and credit carryforwards	(9,331)	(7,983)
State and foreign net operating loss carryforwards	(23,345)	(16,023)
Investments, primarily gains and losses not yet recognized for tax purposes	(114,347)	(179,614)
Other temporary differences, net	(7,054)	(4,832)

	(231,007)	(277,262)

Deferred tax liabilities:
Property and equipment, and intangible assets	53,244	60,164
Programs and program licenses	66,776	20,328

	120,020	80,492

Valuation allowance for deferred tax assets	30,772	21,931

Net deferred tax (asset) / liability	$(80,215)	$(174,839)

At December 31, 2013 there were capital losses of $25.6 million available to the Company. No capital gains are expected in the remaining carryforward periods for these capital losses; therefore, a valuation allowance of $9.3 million has been recorded on the deferred tax asset for the losses as it is more likely than not that the capital losses will not be utilized.

There were $126.6 million of net operating loss carryforwards in various state and foreign jurisdictions at December 31, 2013. The foreign losses have an indefinite carryforward period and the state loss carryforwards expire between 2016 and 2033. Substantially all of the deferred tax assets for the foreign and state loss carryforwards have been reduced by a valuation allowance of $21.5 million as it is more likely than not that these loss carryforwards will not be realized.

No provision has been made for United States federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested ($49.6 million at December 31, 2013). Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)
	2013	2012	2011
Gross unrecognized tax benefits—beginning of year	$94,219	$69,396	$61,600
Increases in tax positions for prior years	20,931	627	2,055
Decreases in tax positions for prior years	(6,020)	(4,340)	(1,540)
Increases in tax positions for current year	13,709	42,881	22,276
Settlements			(1,925)
Lapse in statute of limitations	(13,377)	(14,345)	(13,070)

Gross unrecognized tax benefits—end of year	$109,462	$94,219	$69,396

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $65.4 million at December 31, 2013, $59.3 million at December 31, 2012 and $44.5 million at December 31, 2011. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. Related to the amounts above, we recognized interest expense of $2.8 million in 2013, $0.3 million in 2012 and $0.2 million in 2011. Included in the balance of unrecognized tax benefits at December 31, 2013, December 31, 2012, and December 31, 2011, respectively, were $10.2 million, $5.9 million, and $5.5 million of liabilities for interest.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. As of December 31, 2013, we had been examined by the Internal Revenue Service (“IRS”) through calendar year 2009. In addition, there are state examinations currently in progress. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of these examinations, and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $28.6 million.

Our tax years for 2009 and forward are subject to examination by state, local or foreign tax authorities. With a few exceptions, the Company is no longer subject to examinations by these tax authorities for years prior to 2009.

7. INVESTMENTS

Investments consisted of the following:

(in thousands)	As of December 31,
	2013	2012
Equity-method investments	$473,018	$474,523
Cost-method investments	15,180	15,180

Total investments	$488,198	$489,703

Equity-Method Investments — At December 31, 2013, investments accounted for using the equity method included the Company’s investments in UKTV (50% owned), HGTV Canada (33% owned), Food Canada (29% owned), Fox-BRV Southern Sports Holdings (7.25% owned), Food Network Magazine JV (50% owned) and HGTV Magazine JV (50% owned).

We acquired our 50% interest in UKTV following the close of business on September 30, 2011. UKTV receives financing through loans provided by us. These loans, totaling $122 million at December 31, 2013 and $129 million at December 31, 2012, and reported within “Other Non-Current Assets” in our consolidated balance sheet, effectively act as a revolving credit facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements, and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling, and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. As of December 31, 2013 and December 31, 2012, the Company’s investment in UKTV was $413 million and $420 million, respectively.

The following tables present aggregated summarized financial information for our equity method investments. The summarized financial information is only reported for the periods we owned an interest in the equity method investment.

Aggregated statement of operations data for investments accounted for using the equity method of accounting is as follows:

(in thousands)	For the years ended December 31,
	2013	2012	2011
Operating revenues	$1,263,231	$1,160,391	$790,172
Operating income	666,227	587,787	484,598
Net income	483,143	427,445	359,159

Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Estimated amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be $18.4 million in 2014, $17.6 million in 2015, $15.3 million in 2016, 2017 and 2018.

Aggregated balance sheet information for investments accounted for using the equity method of accounting is as follows:

(in thousands)	As of December 31,
	2013	2012
Current assets	$608,690	$576,504
Non-current assets	108,795	112,775

Total Assets	$717,485	$689,279

Current liabilities	$165,430	$139,119
Noncurrent liabilities	210,057	212,213
Equity	341,998	337,947

Total Liabilities and Equity	$717,485	$689,279

Investment Writedowns — We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. No writedowns were recognized on our investments in 2013 or 2011. During 2012, we recorded a $5.9 million write-down to reduce the carrying value of an investment to its estimated fair value.

8. FAIR VALUE MEASUREMENT

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

There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2013. The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

(in thousands)
	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$408,142		$408,142
Derivative asset	252				$252

Total assets	$408,394		$408,142		$252

Temporary equity-
Redeemable noncontrolling interest	$133,000	$		$		$133,000

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012:

(in thousands)
	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$198,968		$198,968
Derivative asset	804				$804

Total assets	$199,772		$198,968		$804

Temporary equity-
Redeemable noncontrolling interest	$136,500	$		$		$136,500

Derivatives include freestanding derivative forward contracts which are marked to market at each reporting period. We classify our foreign currency forward contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

We determine the fair value of the redeemable noncontrolling interest using a combination of a discounted cash flow valuation model and a market approach that applies revenues and EBITDA estimates against the calculated multiples of comparable companies. Operating revenues and EBITDA are key assumptions utilized in both the discounted cash flow valuation model and the market approach. The selected discount rate of approximately 11% is also a key assumption in our discounted cash flow valuation model (refer to Note 17—Redeemable Noncontrolling Interest and Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

(in thousands)	Redeemable Noncontrolling Interest
	As of December 31,
	2013	2012
Beginning period balance	$136,500	$162,750
Dividends paid to noncontrolling interest	(6,370)	(52,500)
Net income	10,803	2,195
Fair value adjustment	(7,933)	24,055

Ending period balance	$133,000	$136,500

The net income amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our statements of operations.

Other Financial Instruments — The carrying values of our financial instruments do not materially differ from their estimated fair values as of 2013 and 2012 except for long-term debt, which is disclosed in Note 14—Long-Term Debt.

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

To determine the fair value of goodwill, we generally use market data, appraised values and discounted cash flow analyses. As the primary determination of fair value is determined using a discounted cash flow model, the resulting fair value is considered a Level 3 measurement. Upon completing our annual goodwill impairment test in the fourth quarter of 2013, we determined that the goodwill of our Travel Channel International business was impaired and was written down $24.7 million. In 2012, we recorded a $19.7 million impairment charge to write-down the goodwill associated with RealGravity to fair value.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	As of December 31,
	2013	2012
Land and improvements	$12,809	$12,607
Buildings and improvements	156,899	152,100
Equipment	117,109	125,352
Computer software	206,295	195,032

Total	493,112	485,091
Accumulated depreciation	246,762	247,783

Property and equipment	$246,350	$237,308

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

(in thousands)	As of December 31,
	2013	2012
Goodwill	$618,968	$571,484
Accumulated impairments	(44,386)	(19,663)

Goodwill, net	574,582	551,821

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	590,460	566,798
Customer lists	94,868	90,500
Copyrights and other trade names	67,037	63,712
Acquired rights and other	120,227	120,227

Total carrying amount	872,592	841,237

Accumulated amortization:
Acquired network distribution rights	(128,038)	(98,355)
Customer lists	(57,281)	(42,692)
Copyrights and other trade names	(16,241)	(12,331)
Acquired rights and other	(16,023)	(9,359)

Total accumulated amortization	(217,583)	(162,737)

Total other intangible assets, net	655,009	678,500

Total goodwill and other intangible assets, net	$1,229,591	$1,230,321

Activity related to goodwill and amortizable intangible assets by segment was as follows:

(in thousands)	Lifestyle	Corporate
	Media	and other	Total
Goodwill:
Balance as of December 31, 2011	$510,484		$510,484

Additions—business acquisitions		$61,262	61,262
Impairment		(19,663)	(19,663)
Foreign currency translation adjustment		(262)	(262)

Balance as of December 31, 2012	510,484	41,337	551,821
Additions—business acquisitions		46,156	46,156
Impairment		(24,723)	(24,723)
Foreign currency translation adjustment		1,327	1,327

Balance as of December 31, 2013	$510,484	64,098	$574,582

Amortizable intangible assets:
Balance as of December 31, 2011	$556,029	$66	$556,095
Additions—business acquisitions		59,977	59,977
Addition of acquired rights	112,211		112,211
Foreign currency translation adjustment		(434)	(434)
Amortization	(46,540)	(2,809)	(49,349)

Balance as of December 31, 2012	621,700	56,800	678,500
Additions—business acquisitions		24,600	24,600
Addition of acquired network distribution rights		5,516	5,516
Addition of acquired rights and other		37	37
Foreign currency translation adjustment		926	926
Amortization	(48,655)	(5,915)	(54,570)

Balance as of December 31, 2013	$573,045	$81,964	$655,009

Separately acquired intangible assets reflect the acquisition of certain rights that will expand our opportunity to earn future revenues. Cash payments for these acquired rights totaled $31.3 million and $38.0 million in 2013 and 2012, respectively, and are reported as an investing activity in the “Other, net” caption of our consolidated statement of cash flows.

To determine the fair value of our reporting units, we used market data and discounted cash flow analyses. In the course of performing our 2013 impairment review, we recorded a $24.7 million charge to write-down the goodwill associated with our Travel Channel International business. The impairment reflects delayed expansion into some of the growth markets identified for the business at acquisition. In 2012, we recorded a $19.7 million goodwill impairment charge on our RealGravity business that was reflective of changes to RealGravity’s business model and the corresponding valuation impact that resulted from the business generating lower near term operating results. No impairment charges were recorded in 2011.

Prior to conducting step one of the goodwill impairment test for our Travel Channel International business, we first evaluated the recoverability of their long-lived assets, including purchased intangible assets. When indicators of impairment are present, we test long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. We considered the delayed expansion into some of Travel Channel International’s identified growth markets to be a potential indicator of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the undiscounted cash flows of the Travel Channel International business exceed the long-lived assets carrying value.

Estimated amortization expense of intangible assets for each of the next five years is expected to be $56.9 million in 2014, $48.1 million in 2015, $46.6 million in 2016, $44.1 million in 2017, $43.8 million in 2018 and $415.5 million in later years.

11. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

(in thousands)	As of December 31,
	2013	2012
Cost of programs available for broadcast	$2,006,419	$1,742,798
Accumulated amortization	1,392,159	1,178,848

Total	614,260	563,950
Progress payments on programs not yet available for broadcast	222,746	202,923

Total programs and program licenses	$837,006	$766,873

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. These contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $224 million at December 31, 2013. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Program and program license expense, which consists of program amortization and program impairments, is included in cost of services in our consolidated statements of operations. Program impairments totaled $32.0 million in 2013, $17.2 million in 2012 and $34.8 million in 2011.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs	Programs Not
	Available for	Yet Available
	Broadcast	for Broadcast	Total
2014	$344,361	$161,574	$505,935
2015	171,320	147,394	318,714
2016	77,180	76,712	153,892
2017	20,481	45,925	66,406
2018	897	14,543	15,440
Later years	21	207	228

Total	$614,260	$446,355	$1,060,615

Actual amortization in each of the next five years will exceed the amounts presented above as our national television networks will continue to produce and license additional programs.

12. UNAMORTIZED NETWORK DISTRIBUTION INCENTIVES

Unamortized network distribution incentives consisted of the following:

(in thousands)	As of December 31,
	2013	2012
Network launch incentives	$9,581	$13,772
Unbilled affiliate fees	5,946	8,780

Total unamortized network distribution incentives	$15,527	$22,552

Unamortized network distribution incentives are included in “Other noncurrent assets” on our consolidated balance sheet. We did not capitalize any launch incentive payments in 2013 or in 2012. Capitalized launch incentive payments totaled $5.5 million in 2011.

Amortization recorded as a reduction to affiliate fee revenue in the consolidated financial statements, and estimated amortization of recorded network distribution incentives for future years, is presented below.

(in thousands)
Amortization for the year ended December 31:
2013	$7,024
2012	23,687
2011	42,353

Estimated amortizationfor the year ending December 31:
2014	$7,003
2015	7,318
2016	1,206

Total	$15,527

13. OTHER ACCRUED CURRENT LIABILITIES

Other accrued current liabilities consisted of the following:

(in thousands)	As of December 31,
	2013	2012
Accrued rent	$17,584	$15,664
Accrued interest	19,325	15,087
Accrued expenses	44,432	60,826

Total	$81,341	$91,577

The “Accrued expenses” caption in the table above for 2013 and 2012 includes $12.0 million and $31.4 million, respectively, of obligations recognized for the purchase of intangible assets.

14. LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	As of December 31,
	2013	2012
3.55% senior notes due in 2015	$884,844	$884,694
2.70% senior notes due in 2016	499,644	499,522

Total long-term debt	$1,384,488	$1,384,216

Fair value of long-term debt *	$1,429,921	$1,449,872

*	The fair value of the long-term senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

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

We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $550 million in aggregate borrowings and expires in June 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 90 basis points and undrawn amounts bearing interest at 10 basis points as of December 31, 2013. There were no outstanding borrowings under the Facility at December 31, 2013 or December 31, 2012.

The Facility and Senior Notes include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

Capitalized interest was $0.1 million in 2013 and $0.2 million in 2011. There was no capitalized interest in 2012.

15. OTHER LIABILITIES

Other liabilities consisted of the following:

(in thousands)	As of December 31,
	2013	2012
Liability for pension and post employment benefits	$64,952	$92,758
Deferred compensation	36,667	27,940
Liability for uncertain tax positions	80,898	63,182
Other	40,851	53,522

Other liabilities (less current portion)	$223,368	$237,402

The “Other” caption in the table above for 2013 and 2012 includes $31.4 million and $42.8 million, respectively, of obligations recognized for the purchase of intangible assets. The “Other” caption also includes the estimated fair value of the Real Gravity contingent consideration liability for $8.3 million and $9.7 million at December 31, 2013 and 2012.

16. FOREIGN EXCHANGE RISK MANAGEMENT

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

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts outstanding was $235.9 million, $232.6 million and $238.7 million at December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

We recognized $4.6 million of losses in 2013, $9.5 million of losses in 2012 and $6.4 million of gains in 2011 from these forward contracts which are reported in the “Miscellaneous, net” caption in the consolidated statements of operations. The gains and losses from these forward contracts are offset by foreign exchange transaction gains of $2.8 million that have been recognized in 2013, $21.1 million of gains that were recognized in 2012 and $26.9 million of losses that were recognized in 2011. Foreign exchange transaction gains and losses are also recorded in the “Miscellaneous, net” caption in our consolidated financial statements.

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

17. REDEEMABLE NONCONTROLLING INTEREST AND NONCONTROLLING INTEREST

Redeemable Noncontrolling Interest

A noncontrolling interest holds a 35% residual interest in the Travel Channel. The noncontrolling interest has the right to require us to repurchase their interest and we have an option to acquire their interest. The noncontrolling interest will receive the fair value for its interest at the time their option is exercised. The put option on the noncontrolling interest in the Travel Channel becomes exercisable in the third quarter of 2014. The call option becomes exercisable in 2015.

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

The Food Network is operated and organized under the terms of a general partnership (the “Partnership”). SNI and a noncontrolling owner hold interests in the Partnership. During the fourth quarter of 2012, the Food Network Partnership agreement was extended and specifies a dissolution date of December 31, 2014. If the term of the Partnership is not extended prior to that date, the agreement permits the Company, as the holder of approximately 80% of the applicable votes, to reconstitute the Partnership and continues its business. There are also other options for continuing the business of the Partnership, which the Company is considering. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

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

In 2009, we amended the SNI Pension Plan. In accordance with the provisions of the SNI Pension Plan amendment, no additional service benefits will be earned by participants in the SNI Pension Plan after December 31, 2009. The amount of eligible compensation that is used to calculate a plan participant’s pension benefit will continue to include any compensation earned by the employee through December 31, 2019. After December 31, 2019, all plan participants will have a frozen pension benefit.

The measurement date used for the retirement plans is December 31. The components of the expense consisted of the following:

(in thousands)	For the years ended December 31,
	Defined Benefit Plan			SERP
	2013	2012	2011	2013	2012	2011
Interest cost	$3,642	$3,226	$3,829	$1,637	$1,490	$2,095
Expected return on plan assets, net of expenses	(4,396)	(3,742)	(2,919)
Settlement charges	2,302			1,083
Amortization of net (gain)/loss	2,918	2,052	192	2,844	2,200	498

Total for defined benefit plans	$4,466	$1,536	$1,102	$5,564	$3,690	$2,593

During 2013, we recognized $3.4 million of settlement charges related to lump-sum distribution from our defined benefit and SERP retirement plans. Settlement charges are recorded when total lump sum distributions for a plan’s year exceed the total projected service cost and interest cost for that plan year.

Assumptions used in determining the annual retirement plans expense were as follows:

	Defined Benefit Plan			SERP
	2013	2012	2011	2013	2012	2011
Discount rate	3.30%	3.90%	5.60%	2.80%	3.60%	5.50%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%	N /A	N /A	N /A
Increase in compensation levels	5.40%	5.10%	4.10%	5.00%	4.60%	4.10%

The discount rate used to determine our future pension obligations is based on a bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans. The increase in compensation levels assumption is based on actual past experience and the near-term outlook.

The expected long-term rate of return on plan assets is based upon the weighted-average expected rate of return and capital market forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compounded return on plan assets for 10 and 15 year periods.

Obligations and Funded Status — Defined benefit plans pension obligations and funded status are actuarially valued as of the end of each fiscal year. The following table presents information about our employee benefit plan assets and obligations:

(in thousands)	For the years ended December 31,
	Defined Benefit Plan		SERP
	2013	2012	2013	2012
Accumulated benefit obligation	$73,470	$90,418	$41,319	$43,775

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$103,386	$83,289	$52,707	$45,835
Interest cost	3,642	3,226	1,637	1,490
Benefits paid	(351)	(2,088)	(238)	(680)
Actuarial losses (gains)	(16,183)	18,959	(3,537)	6,062
Settlement charges	(8,343)		(1,997)

Projected benefit obligation at end of year	82,151	103,386	48,572	52,707

Plan assets:
Fair value at beginning of year	60,758	46,244
Actual return on plan assets	7,049	7,402
Company contributions	4,000	9,200	2,235	680
Benefits paid	(351)	(2,088)	(238)	(680)
Settlement charges	(8,343)		(1,997)

Fair value at end of year	63,113	60,758	0	0

Over / (under) funded status	$(19,038)	$(42,628)	$(48,572)	$(52,707)

Amounts recognized as assets and liabilities in the consolidated balance sheets:
Current liabilities			$(2,658)	$(2,577)
Non-current liabilities	$(19,038)	$(42,628)	(45,914)	(50,130)

Total	$(19,038)	$(42,628)	$(48,572)	$(52,707)

Amounts recognized in accumulated other comprehensive loss (income) consist of:
Net (gain) / loss	$16,803	$40,859	$23,510	$30,974

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive loss (income) consist of:

(in thousands)	For the years ended December 31,
	Defined Benefit Plan		SERP
	2013	2012	2013	2012
Net actuarial loss (gain)	$(18,836)	$15,300	$(3,537)	$6,062
Amortization of net gain (loss)	(2,918)	(2,052)	(2,844)	(2,200)
Settlement charges	(2,302)		(1,083)

Total recognized in other comprehensive loss (income)	(24,056)	13,248	(7,464)	3,862
Net periodic benefit cost	4,466	1,536	5,564	3,690

Total recognized in net periodic benefit cost and other comprehensive income	$(19,590)	$14,784	$(1,900)	$7,552

We expect to recognize amortization from accumulated other comprehensive income into net periodic benefit costs of $2.1 million and $1.0 million for the net actuarial loss during 2014 related to our non-qualified SERP plan and our defined benefit plan, respectively.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets was as follows:

(in thousands)	For the years ended December 31,
	Defined Benefit Plan		SERP
	2013	2012	2013	2012
Accumulated benefit obligation	$73,470	$90,418	$41,319	$43,775
Fair value of plan assets	63,113	60,758

Information for defined benefit plans with a projected benefit obligation in excess of plan assets was as follows:

(in thousands)	For the years ended December 31,
	Defined Benefit Plan		SERP
	2013	2012	2013	2012
Projected benefit obligation	$82,151	$103,386	$48,572	$52,707
Fair value of plan assets	63,113	60,758

Assumptions used to determine the defined benefit plans benefit obligations were as follows:

	For the years ended December 31,
	Defined Benefit Plan		SERP
	2013	2012	2013	2012
Discount rate	4.30%	3.30%	3.60%	2.80%
Rate of compensation increases	5.10%	5.40%	4.90%	5.00%

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

		Percentage of plan assets
	Target Allocations	as of December 31,
	for 2014	2013	2012
US equity securities	27%	33%	31%
Non-US equity securities	39	33	34
Fixed-income securities	30	29	30
Other (real estate)	4	5	5

Total	100%	100%	100%

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

The following table sets forth our plan asset categories that are measured at fair value on a recurring basis at December 31, 2013 and the level of inputs utilized for fair value.

(in thousands)	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
US equity securities
Mutual funds	$20,755	$20,755
Non-US equity securities
Mutual funds	20,823	20,823
Fixed income securities
Mutual funds	18,419	18,419
Other
Mutual funds	3,087	3,087

Subtotal	$63,084	$63,084
Cash	29	29

Total	$63,113	$63,113

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

Cash Flows — We anticipate contributing $2.7 million to fund current benefit payments for the non-qualified SERP plan in 2014.

The estimated future benefit payments expected to be paid for the next ten years are as follows:

(in thousands)	Defined
	Benefit Plan	SERP
2014	$3,745	$2,658
2015	6,750	16,329
2016	4,420	2,367
2017	5,276	2,137
2018	4,830	2,221
2019 - 2023	27,276	15,171

Defined Contribution Retirement Plan — Substantially all employees of the Company are also covered by a company-sponsored defined contribution plan (“DC Plan”). The Company matches a portion of employees’ voluntary contribution to this plan and makes additional contributions to eligible employee’s 401K accounts in accordance with enhanced provisions to the DC Plan. The amount contributed to each employee’s account is a percentage of the employee’s total eligible compensation based upon their age and service with the Company as of the first day of each year. Expense related to our defined contribution plans was $16.4 million in 2013, $14.8 million in 2012 and $13.4 million in 2011.

Executive Deferred Compensation Plan — We have an unqualified executive deferred compensation plan that is available to certain management level employees and directors of the Company. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. The deferred compensation plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate owned life insurance contracts held in a rabbi trust to support the plan. We invested $12.0 million and $7.0 million within this rabbi trust during 2013 and 2012, respectively, and purchased $12.8 million of corporate owned life insurance contracts with these assets. The cash surrender value of the company owned life insurance contracts totaled $13.8 million at December 31, 2013 and $6.4 million as of December 31, 2012 and is included in “Other assets” in our consolidated balance sheet. Gains or losses related to the insurance contracts are included in the caption “Miscellaneous, net” in our statement of operations. The unsecured obligation to pay the compensation deferred, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $38.9 million at December 31, 2013 and $28.9 million at December 31, 2012, and are included in “Other liabilities” in our consolidated balance sheets.

19. COMPREHENSIVE INCOME

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following for the respective years:

(in thousands)
	2013		2012		2011
	Currency	Pension	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$5,645	$(44,507)	$380	$(33,727)	$2,564	$(14,089)

Other comprehensive income (loss) before reclassifications	6,804	13,862	5,265	(13,459)	(2,184)	(20,065)
Amounts reclassified from AOCI		5,667		2,679		427

Net current-period other comprehensive income (loss)	6,804	19,529	5,265	(10,780)	(2,184)	(19,638)

AOCI end of period balance	$12,449	$(24,978)	$5,645	$(44,507)	$380	$(33,727)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments relate to the amortization of actuarial losses and settlement charges. These amounts are included within the “Selling, general and administrative” caption on our condensed consolidated statement of operations. (see Note 18—Employee Benefit Plans for additional information).

20. SEGMENT INFORMATION

The Company determines its business segments based upon our management and internal reporting structure. We manage our operations through one reportable operating segment, Lifestyle Media.

Lifestyle Media includes our national television networks, Food Network, HGTV, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories. The Food Network and Cooking Channel are included in the Food Network partnership of which we own 69%. We also own 65% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. Lifestyle Media earns revenue primarily from the sale of advertising time and from affiliate fees paid by distributors of our content.

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

Information regarding our segments is as follows:

(in thousands)	For the years ended December 31,
	2013	2012	2011
Segment operating revenues:
Lifestyle Media	$2,452,350	$2,256,367	$2,045,030
Corporate and other	80,542	50,824	27,036
Intersegment eliminations	(2,083)	(9)	(18)

Total operating revenues	$2,530,809	$2,307,182	$2,072,048

Segment profit (loss):
Lifestyle Media	$1,223,729	$1,135,557	$1,049,934
Corporate and other	(121,269)	(94,684)	(72,653)

Total segment profit	1,102,460	1,040,873	977,281
Depreciation and amortization of intangible assets	(117,580)	(107,591)	(90,080)
Write-down of goodwill	(24,723)	(19,663)
Gains (losses) on disposal of property and equipment	(1,681)	754	(603)
Interest expense	(48,710)	(50,814)	(36,121)
Equity in earnings of affiliates	79,644	60,864	49,811
Miscellaneous, net	1,241	13,340	(17,188)

Income from continuing operations before income taxes	$990,651	$937,763	$883,100

Depreciation:
Lifestyle Media	$50,841	$52,317	$46,056
Corporate and other	12,169	5,925	1,970

Total depreciation	$63,010	$58,242	$48,026

Amortization of intangible assets:
Lifestyle Media	$48,654	$46,540	$41,974
Corporate and other	5,916	2,809	80

Total amortization of intangible assets	$54,570	$49,349	$42,054

No single customer provides more than 10% of our revenue.

	2013	2012	2011
Additions to property and equipment:
Lifestyle Media	$58,860	$52,666	$48,744
Corporate and other	14,227	12,145	5,369

Total additions to property and equipment	$73,087	$64,811	$54,113

Business acquisitions and other additions to long-lived assets:
Lifestyle Media	$602,390	$716,661	$549,490
Corporate and other	89,342	141,031	403,340

Total	$691,732	$857,692	$952,830

Assets:
Lifestyle Media	$2,832,529	$2,872,778	$2,793,860
Corporate and other	1,605,918	1,266,020	1,167,810

Total assets	$4,438,447	$4,138,798	$3,961,670

Other additions to long-lived assets include investments, capitalized intangible assets, and capitalized programs.

As of December 31, assets held by our businesses outside of the United States totaled $627 million for 2013, $575 million for 2012, and $430 million for 2011.

21. COMMITMENTS AND CONTINGENCIES

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2013, were: 2014, $21.2 million; 2015, $21.8 million; 2016, $26.9 million; 2017, $27.2 million; 2018, $26.2 million; and later years, $58.1 million. We expect our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $26.6 million in 2013, $25.4 million in 2012 and $21.0 million in 2011.

In the ordinary course of business, we enter into long-term contracts to obtain satellite transmission rights or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2013, were: 2014, $94.3 million; 2015, $69.7 million; 2016, $48.6 million; 2017, $26.1 million; 2018, $9.6 million; and later years, $6.7 million. We expect these contracts will be replaced with similar contracts upon their expiration.

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

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 4.2 million as of December 31, 2013.

Stock Options — Stock options grant the recipient the right to purchase Class A Common shares at not less than 100% of the fair market value on the date the option is granted. Stock options granted to employees generally vest ratably over a three year period, conditioned upon the individual’s continued employment through that period. Vesting of all share based awards are immediately accelerated upon the death or disability of the employee or upon a change in control of the Company or in the business in which the individual is employed. In addition, vesting of stock options are immediately accelerated upon the retirement of the employee. Unvested awards are forfeited if employment is terminated for other reasons. Options granted to employees prior to 2005 generally expire 10 years after grant, while options granted in 2005 and later generally have 8-year terms. Stock options granted to non-employee directors generally vest over a one-year period and have a 10-year term for options granted prior to 2010. Options granted 2010 and later have 8-year terms. Substantially all options granted prior to 2011 are exercisable.

Options generally become exercisable over a three-year period. Information about options outstanding and options exercisable by year of grant is as follows:

(shares in thousands)			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Term	Intrisic
	of Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2012	3,407	$34.59

Granted in 2013	491	$63.02
Exercised in 2013	(990)	$43.26
Forfeited in 2013	(30)	$44.72

Outstanding at December 31, 2013	2,878	$44.95	4.2	$119,310

Options exercisable at December 31, 2013	2,088	$39.85	3.2	$95,054

We expect that substantially all granted options will vest.

The following table presents additional information about exercises of stock options:

(in thousands)	For the years ended December 31,
	2013	2012	2011
Cash received upon exercise	$42,976	$121,665	$24,491
Intrinsic value (market value on date of exercise less exercise price)	25,552	59,985	10,101

Restricted Stock Units — Awards of restricted stock units (“RSUs”) are converted into equal number of Class A Common shares at the vesting date. The fair value of RSUs is based on the closing price of the common stock on the date of grant. RSUs vest over a range of three to five years, conditioned upon the continued employment through that period.

The following table presents additional information about RSUs:

(shares in thousands)		Grant Date Fair Value
		Weighted
	Units	Average
Unvested units at December 31, 2012	672	$47.73
Units awarded in 2013	345	$68.46
Units converted in 2013	(309)	$47.09
Units forfeited in 2013	(1)	$56.60

Unvested units at December 31, 2013	707	$58.02

In addition, performance based RSUs (“PBRSUs”) that have been awarded represent the right to receive a grant of RSUs if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are met or exceeded. The shares earned are issued as RSUs following the performance period and vest over a three-year service period from the date of issuance. During 2013, PBRSUs with a target of 144,577 Class A Common shares were granted with a weighted-average grant date fair value of $73.61. The PBRSUs will have a two year performance period based on the Company’s total shareholder return.

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

Compensation costs of stock options are estimated on the date of grant using a binomial lattice model. The weighted-average assumptions SNI used in the model for 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Weighted-average fair value of stock options granted	$18.94	$14.26	$18.76
Assumptions used to determine fair value:
Dividend yield	0.95%	0.93%	0.56%
Risk-free rate of return	0.84%	0.86%	2.24%
Expected life of options (years)	5.0	4.9	5.0
Expected volatility	36.3%	39.1%	39.0%

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

A summary of stock-based compensation costs is as follows:

(in thousands)	For the years ended December 31,
	2013	2012	2011
Total stock-based compensation costs	$36,845	$32,130	$22,444

As of December 31, 2013, $3.9 million of total unrecognized stock-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years. In addition, $29.1 million of total unrecognized stock-based compensation cost related to restricted stock awards, including RSUs and PBRSUs, is expected to be recognized over a weighted-average period of 1.4 years.

Share Repurchase Program — Under a share repurchase program authorized by the Board of Directors in June 2011, we were authorized to repurchase up to $1 billion of Class A Common shares. During the first half of 2012, we completed the repurchase of shares under the authorization following the acquisition of 10.1 million shares for approximately $500 million. On July 31, 2012, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. During the fourth quarter of 2012, we repurchased 1.7 million shares for approximately $100 million. During 2013, we repurchased 3.9 million shares for approximately $253 million.

On February 13, 2014, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. Following the February 13, 2014 authorization, $1.6 billion remained available for repurchase under our share repurchase program. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

23. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized financial information is as follows:

(in thousands, except per share data)	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
2013
Operating revenues	$594,385	$665,128	$616,901	$654,395	$2,530,809
Cost of services, excluding depreciation and amortization of intangible assets	(163,751)	(168,677)	(178,221)	(188,645)	(699,294)
Selling, general and administrative	(183,160)	(176,770)	(176,644)	(192,481)	(729,055)
Depreciation and amortization of intangible assets	(26,700)	(29,554)	(29,514)	(31,812)	(117,580)
Write-down of goodwill				(24,723)	(24,723)
Gains (losses) on disposal of property and equipment	(976)	(499)	(95)	(111)	(1,681)

Operating income	219,798	289,628	232,427	216,623	958,476
Interest expense	(12,145)	(12,197)	(12,337)	(12,031)	(48,710)
Equity in earnings of affiliates	20,582	25,410	15,180	18,472	79,644
Miscellaneous, net	(3,361)	3,643	(626)	1,585	1,241
Income tax benefit (provision)	(73,687)	(96,141)	(64,174)	(73,621)	(307,623)

Net income	151,187	210,343	170,470	151,028	683,028
Net income attributable to noncontrolling interests	(43,368)	(50,614)	(41,467)	(42,509)	(177,958)

Net income attributable to SNI	$107,819	$159,729	$129,003	$108,519	$505,070

Basic net income per share:
Net income attributable to SNI common shareholders	$.72	$1.09	$.88	$.74	$3.43

Diluted net income per share:
Net income attributable to SNI common shareholders	$.72	$1.08	$.87	$.73	$3.40

Weighted average shares outstanding:
Basic	148,813	147,132	146,578	146,813	147,326
Diluted	149,901	148,259	147,802	148,076	148,502

Cash dividends per share of common stock	$.15	$.15	$.15	$.15	$.60

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
2012
Operating revenues	$535,345	$600,986	$566,186	$604,665	$2,307,182
Cost of services, excluding depreciation and amortization of intangible assets	(137,781)	(150,903)	(156,297)	(165,855)	(610,836)
Selling, general and administrative	(158,329)	(165,402)	(158,823)	(172,919)	(655,473)
Depreciation and amortization of intangible assets	(24,516)	(25,938)	(28,978)	(28,159)	(107,591)
Write-down of goodwill				(19,663)	(19,663)
Gains (losses) on disposal of property and equipment	(59)	(27)	(16)	856	754

Operating income	214,660	258,716	222,072	218,925	914,373
Interest expense	(12,180)	(13,247)	(12,518)	(12,869)	(50,814)
Equity in earnings of affiliates	13,913	21,114	11,240	14,597	60,864
Miscellaneous, net	7,154	3,868	1,667	651	13,340
Income tax benefit (provision)	(66,596)	(79,028)	(65,653)	123,170	(88,107)

Net income	156,951	191,423	156,808	344,474	849,656
Net income attributable to noncontrolling interests	(42,048)	(49,059)	(38,398)	(38,673)	(168,178)

Net income attributable to SNI	$114,903	$142,364	$118,410	$305,801	$681,478

Basic net income per share:
Net income attributable to SNI common shareholders	$.74	$.94	$.79	$2.03	$4.48

Diluted net income per share:
Net income attributable to SNI common shareholders	$.73	$.93	$.78	$2.02	$4.44

Weighted average shares outstanding:
Basic	156,118	152,086	149,985	150,546	152,180
Diluted	157,068	153,438	151,201	151,711	153,327

Cash dividends per share of common stock	$.12	$.12	$.12	$.12	$.48

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

SCRIPPS NETWORKS INTERACTIVE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts

for the Years Ended December 31, 2013, 2012 and 2011	Schedule II

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands)				Increase
Classification	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	(Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period
Allowance for Doubtful Accounts Receivable Year Ended December 31:
2013	$5,514	$2,678	$1,339		$6,853

2012	5,000	677	163		5,514

2011	4,788	378	166		5,000

S-2

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO EXHIBITS

Exhibit Number	Description of Item	Footnote	Exhibit No Incorporated

2.1	Separation and Distribution Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(1)	2.01

2.2	Contribution Agreement among TCM Parent, LLC, TCM Sub, LLC, Gulliver Media Holdings, LLC, Scripps Networks Interactive, Inc., Cox TMI, Inc., and Cox Communications, Inc.	(5)	2.1

2.3	Agreement among Flextech Broadband Limited, Virgin Media Investment Holdings Limited, Southbank Media Ltd, and Scripps Networks Interactive, Inc.	(15)	2.3

3.1	Amended and Restated Articles of Incorporation of Scripps Networks Interactive, Inc.	(4)	3.1

3.2	Amended and Restated Code of Regulations of Scripps Networks Interactive, Inc.	(4)	3.2

4.1	Specimen Certificate of Class A Common Shares of Scripps Networks Interactive, Inc.	(3)	4.1

4.10	Indenture (3.55% Senior Notes Due 2015) Among TCM Sub LLC and Scripps Networks Interactive, Inc., as guarantor	(7)	4.1

4.20	First Supplemental Indenture (2.70% Senior Notes Due 2016) Among Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee	(16)	4.2

4.21	Form of Global Note Representing the 2016 Notes	(16)	4.3

10.2	Tax Allocation Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.13

10.3	Employee Matters Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.12

10.4	2008 Long-Term Incentive Plan (as amended and restated on May 19, 2011)	(17)	10.4

10.5	Form of Nonqualified Stock Option Agreement	(12)	10.5

10.6	Form of Performance-Based Restricted Share Award Agreement	(3)	10.6

10.7	Form of Restricted Share Award Agreement	(3)	10.7

10.8	Form of Performance-Based Restricted Share Unit Agreement	(12)	10.8

10.8.B	Form of Restricted Share Unit Agreement	(12)	10.8.B

10.9	Executive Annual Incentive Plan (as amended and restated)	(9)	10.9

10.10	Executive Deferred Compensation Plan (amended and restated effective January 1, 2011)	(21)	10.10

10.11	2008 Deferred Compensation and Stock Plan for Directors	(3)	10.11

10.12	Executive Change in Control Plan (as amended and restated on November 16, 2010)	(12)	10.12

10.13	Executive Severance Plan (as amended and restated effective November 14, 2012)	(21)	10.13

10.20	Supplemental Executive Retirement Plan.	(3)	10.20

10.20.B	Amendment to Supplemental Executive Retirement Plan	(8)	10.20.B

10.21	Employee Stock Purchase Plan.	(3)	10.21

10.22	Scripps Family Agreement.	(3)	10.22

10.30	Employment Agreement between the Company and Kenneth W. Lowe	(10)	10.1

10.30.B	Amendment to Employment Agreement between the Company and Kenneth W. Lowe	(11)	10.2

E-1

10.30.C	Amendment to Employment Agreement between the Company and Kenneth W. Lowe	(18)	10.3

10.31	Employment Agreement between the Company and Burton Jablin	(23)	10.31

10.32	Employment Agreement between the Company and Joseph G. NeCastro	(10)	10.2

10.32.B	Amendment to Employment Agreement between the Company and Joseph G. NeCastro	(19)	10.1

10.32.C	Amendment No. 2 to Employment Agreement between the Company and Joseph G. NeCastro	(24)	10.1

10.33	Employment Agreement between the Company and Mark S. Hale	(14)	10.2

10.34	Employment Agreement between the Company and John F. Lansing	(10)	10.3

10.34.B	Amendment No. 1 to Employment Agreement between the Company and John F. Lansing	(20)	10.1

10.34.C	Separation Agreement between the Company and John F. Lansing	(23)	10.34.C

10.35	Employment Agreement between the Company and Cynthia L. Gibson	(21)	10.35

10.36	Employment Agreement between the Company and Dennis W. Shuler	(22)	10.36

10.40	Five-Year Competitive Advance and Revolving Credit Facility Agreement	(2)	10.20

10.40.B	Amendment No. 1 to the Five-Year Competitive Advance and Revolving Credit Facility Agreement	(6)	10.1

10.40.C	Amendment No. 2 to the Five-Year Competitive Advance and Revolving Credit Facility Agreement	(13)	10.1

14	Code of Ethics for CEO and Senior Financial Officers	(3)	14

21	Material Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 12, 2008.
(2)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 30, 2008.
(3)	Incorporated by reference to Registration Statement on Form 10 dated June 11, 2008.
(4)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2008.
(5)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated November 10, 2009.
(6)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 11, 2009.
(7)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 21, 2009.
(8)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2009.
(9)	Incorporated by reference to the Scripps Networks Interactive, Inc. 2010 Proxy Statement dated March 15, 2010.
(10)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated March 29, 2010.
(11)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated October 6, 2010.
(12)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2010.
(13)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 30, 2011.
(14)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated August 16, 2011.
(15)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.
(16)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 1, 2011.
(17)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2011.
(18)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated August 1, 2012.
(19)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated November 14, 2012.
(20)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 21, 2012.
(21)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2012.
(22)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated May 14, 2013.
(23)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013
(24)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated November 13, 2013

E-2