Form 10-Q
period 2014-03-31
Scripps Networks Interactive, Inc.
filed 2014-05-08
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2014 there were 108,604,760 of the Registrant’s Class A Common shares outstanding and 34,317,171 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

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

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 to be the most significant. There have been no material changes to the risk factors previously described in that 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
1/1/14—1/31/14				$646,875,258
2/1/14—2/28/14	1,238,852	$80.71	1,238,852	1,546,891,057
3/1/14—3/31/14	1,868,073	80.31	1,868,073	1,396,875,330

Total	3,106,925	$80.47	3,106,925	$1,396,875,330

Under a share repurchase program authorized by the Board of Directors on July 31, 2012, we were authorized to repurchase $1 billion of Class A Common shares.

On February 13, 2014, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. As of March 31, 2014, $1.4 billion remains available for repurchase under our share repurchase program. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

In the first quarter of 2014, we made changes to our management reporting structure related to operating results from our businesses located in the Caribbean. In conjunction with this change in our reporting structure, we now report the results of these international businesses within our international operating segment, included within our corporate and other caption for segment reporting purposes, rather than our lifestyle media reportable segment. For comparability purposes, the prior year segment results are also going to be reclassified in our 2014 Quarterly Reports on Form 10-Q and 2014 Annual Report on Form 10-K to reflect the impact of this management reporting change. These reclassifications only affect our segment reporting, and do not change our consolidated operating revenues, operating income, or net income. These prior year reclassifications decrease the operating revenues and segment profit at our lifestyle media segment by $7.1 million in 2013, $4.9 million in 2012, and $4.5 million in 2011. Similarly, our corporate and other captioned operating revenues and segment results increase by these same amounts.

The revised presentation of our segment results as previously filed in our 2013 Annual Report on Form 10-K is as follows:

( in thousands )	For the years ended December 31,
	2013	2012	2011
Segment operating revenues:
Lifestyle Media	$2,445,255	$2,251,441	$2,040,554
Corporate and other	87,637	55,750	31,512
Intersegment eliminations	(2,083)	(9)	(18)

Total operating revenues	$2,530,809	$2,307,182	$2,072,048

Segment profit (loss):
Lifestyle Media	$1,216,634	$1,130,631	$1,045,458
Corporate and other	(114,174)	(89,758)	(68,177)

Total segment profit	$1,102,460	$1,040,873	$977,281

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page E-1 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: May 8, 2014	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Financial & Administrative Officer
(Principal Financial and Accounting Officer)

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

( in thousands, except share and par value amounts)	As of
	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$509,137	$686,371
Accounts receivable (less allowances: 2014—$8,108; 2013—$6,853)	592,205	619,619
Programs and program licenses	453,286	423,949
Deferred income taxes	53,260	41,140
Other current assets	37,010	90,231

Total current assets	1,644,898	1,861,310
Investments	501,542	488,198
Property and equipment, net	242,812	246,350
Goodwill	574,849	574,582
Other intangible assets, net	641,819	655,009
Programs and program licenses (less current portion)	436,948	413,057
Deferred income taxes	52,701	39,075
Other non-current assets	161,261	160,866

Total Assets	$4,256,830	$4,438,447

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,594	$18,278
Current portion of debt	884,881
Program rights payable	38,986	30,412
Customer deposits and unearned revenue	51,558	70,427
Employee compensation and benefits	47,530	67,188
Accrued marketing and advertising costs	6,833	11,053
Other accrued liabilities	113,304	81,341

Total current liabilities	1,167,686	278,699
Debt (less current portion)	499,675	1,384,488
Other liabilities (less current portion)	229,211	223,368

Total liabilities	1,896,572	1,886,555

Redeemable noncontrolling interest	131,670	133,000

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 2014—109,568,940 shares; 2013—111,891,667 shares	1,096	1,119
Voting—authorized: 60,000,000 shares; issued and outstanding: 2014—34,317,171 shares; 2013—34,317,171 shares	343	343

Total	1,439	1,462
Additional paid-in capital	1,452,184	1,447,496
Retained earnings	543,724	662,574
Accumulated other comprehensive income (loss)	(8,828)	(12,529)

Total SNI shareholders’ equity	1,988,519	2,099,003
Noncontrolling interest	240,069	319,889

Total equity	2,228,588	2,418,892

Total Liabilities and Equity	$4,256,830	$4,438,447

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

( in thousands, except per share data )	Three months ended
	March 31,
	2014	2013
Operating Revenues:
Advertising	$433,751	$395,477
Network affiliate fees, net	200,871	187,358
Other	9,127	11,550

Total operating revenues	643,749	594,385

Cost of services, excluding depreciation and amortization of intangible assets	181,138	163,751
Selling, general and administrative	191,877	183,160
Depreciation	17,555	13,701
Amortization of intangible assets	13,739	12,999
Losses (gains) on disposal of property and equipment	(152)	976

Total operating expenses	404,157	374,587

Operating income	239,592	219,798
Interest expense	(12,431)	(12,145)
Equity in earnings of affiliates	22,261	20,582
Miscellaneous, net	273	(3,361)

Income from operations before income taxes	249,695	224,874
Provision for income taxes	76,906	73,687

Net income	172,789	151,187
Less: net income attributable to noncontrolling interests	44,493	43,368

Net income attributable to SNI	$128,296	$107,819

Net income attributable to SNI common shareholders per share of common stock:
Net income attributable to SNI common shareholders per basic share of common stock	$0.88	$0.72
Net income attributable to SNI common shareholders per diluted share of common stock	$0.87	$0.72

Weighted average shares outstanding:
Weighted average basic shares outstanding	146,322	148,813
Weighted average diluted shares outstanding	147,440	149,901

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ( UNAUDITED )

( in thousands)	Three months ended
	March 31,
	2014	2013
Net income	$172,789	$151,187
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax—2014, $503; 2013, $327	3,129	(29,167)
Pension liability adjustments, net of tax—2014, ($314); 2013, ($509)	449	1,030

Comprehensive income	176,367	123,050
Less: comprehensive income attributable to noncontrolling interests	44,370	43,287

Comprehensive income attributable to SNI	$131,997	$79,763

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Three months ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$172,789	$151,187
Depreciation and amortization of intangible assets	31,294	26,700
Program amortization	140,998	127,791
Equity in earnings of affiliates	(22,261)	(20,582)
Program payments	(185,438)	(144,722)
Dividends received from equity investments	15,802	17,640
Deferred income taxes	(25,557)	58,196
Stock and deferred compensation plans	17,677	20,395
Changes in certain working capital accounts (excluding the effects of acquisition):
Accounts receivable	27,514	(5,861)
Other assets	(4,044)	(6,457)
Accounts payable	6,281	13,487
Accrued employee compensation and benefits	(22,993)	(23,141)
Accrued / refundable income taxes	90,739	27,055
Other liabilities	(29,374)	5,403
Other, net	4,859	20,978

Cash provided by (used in) operating activities	218,286	268,069

Cash Flows from Investing Activities:
Additions to property and equipment	(9,195)	(17,505)
Collections (funds advanced) on note receivable	1,250	3,872
Purchase of long-term investments	(3,167)	(171)
Other, net	522	(20,948)

Cash provided by (used in) investing activities	(10,590)	(34,752)

Cash Flows from Financing Activities:
Dividends paid	(29,323)	(22,330)
Dividends paid to noncontrolling interests	(125,520)	(89,865)
Repurchase of Class A common stock	(250,062)	(145,050)
Proceeds from stock options	22,342	13,074
Other, net	(2,534)	(4,329)

Cash provided by (used in) financing activities	(385,097)	(248,500)

Effect of exchange rate changes on cash and cash equivalents	167	(1,118)

Increase (decrease) in cash and cash equivalents	(177,234)	(16,301)
Cash and cash equivalents:
Beginning of year	686,371	437,525

End of period	$509,137	$421,224

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$15,359	$15,754
Income taxes refunded	(313)	(32,507)

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	SNI Shareholders						Redeemable
				Accumulated			Noncontrolling
		Additional		Other			Interest
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total	(Temporary
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity	Equity)
Balance as of December 31, 2012	$1,489	$1,405,699	$452,598	$(38,862)	$307,127	$2,128,051	$136,500
Comprehensive income (loss)			107,819	(28,056)	38,782	118,545	4,505
Dividends paid to noncontrolling interest					(89,865)	(89,865)
Dividends: declared and paid—$.15 per share			(22,330)			(22,330)
Convert 2 Voting Shares to Class A Common Shares
Repurchase of 2,394,944 Class A Common shares	(24)	(23,373)	(126,651)			(150,048)
Stock-based compensation expense		16,360				16,360
Exercise of employee stock options: 299,001 shares issued	3	13,071				13,074
Other stock-based compensation, net: 247,289 shares issued; 83,675 shares repurchased	1	(4,837)				(4,836)
Tax benefits of compensation plans		1,753				1,753

Balance as of March 31, 2013	$1,469	$1,408,673	$411,436	$(66,918)	$256,044	$2,010,704	$141,005

Balance as of December 31, 2013	$1,462	$1,447,496	$662,574	$(12,529)	$319,889	$2,418,892	$133,000
Comprehensive income (loss)			128,296	3,701	40,450	172,447	3,920
Dividends paid to noncontrolling interests					(120,270)	(120,270)	(5,250)
Dividends: declared and paid—$.20 per share			(29,323)			(29,323)
Repurchase of 3,106,925 Class A Common shares	(31)	(32,208)	(217,823)			(250,062)
Stock-based compensation expense		15,083				15,083
Exercise of employee stock options: 589,331 shares issued	6	22,336				22,342
Other stock-based compensation, net: 301,544 shares issued; 106,677 shares repurchased	2	(7,719)				(7,717)
Tax benefits of compensation plans		7,196				7,196

Balance as of March 31, 2014	$1,439	$1,452,184	$543,724	$(8,828)	$240,069	$2,228,588	$131,670

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

Description of Business

The Company operates in the media industry and has interests in national television networks and internet based media outlets. The Company’s reportable segment is Lifestyle Media. The Lifestyle Media segment includes our national television networks, Food Network, HGTV, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories.

We also have established lifestyle media brands internationally. Our lifestyle-oriented channels are available in the United Kingdom, other European markets, the Middle East, Africa, Asia-Pacific and Latin America.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K.

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

The following table presents information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended
	March 31,
	2014	2013
Weighted-average shares outstanding:
Basic	146,322	148,813
Dilutive effect of equity awards	1,118	1,088

Diluted weighted-average shares outstanding	147,440	149,901

Anti-dilutive share awards	313	437

For 2014 and 2013, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

3. Accounting Standards Updates and Recently Issued Accounting Standards Updates

Recently Issued Accounting Standards Updates

In April 2014, an update was made to the Presentation of Financial Statements—Discontinued Operations, ASC 205, which changes the criteria for reporting discontinued operations and modifies the disclosures for other dispositions. Under the update, only disposals representing a strategic shift in operations will be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The update also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The update is to be applied prospectively and is effective for us in the first quarter of 2015. Early adoption is permitted with some limitations. The adoption of the update is not expected to have a material effect on our condensed consolidated financial statements.

In July 2013, an update was made to the Income Taxes Topic, ASC 740, which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update states the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The update was effective for us on January 1, 2014. The update did not have a material impact on our condensed consolidated financial statements.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the AFC acquisition. The allocation of the purchase price reflects final values assigned and may differ from preliminary values reported in the consolidated financials for prior periods.

( in thousands )	Asian
Food
Channel
Accounts receivable	$1,960
Other current assets	271
Programs and program licenses	4,794
Property and equipment	399
Amortizable intangible assets	24,600
Other assets	160
Current liabilities	(1,941)
Deferred income taxes	(4,413)

Total identifiable net assets	25,830
Goodwill	38,582

Net purchase price	$64,412

The goodwill arising from the AFC acquisition reflects the economic potential of the markets in which the acquired company operates as well as the synergies and economies of scale expected from operating the business as part of SNI. The goodwill recorded as part of the acquisition is not amortizable for tax purposes.

Pro forma results are not presented for our acquisition because the condensed consolidated results of operations would not be significantly different from reported amounts.

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

6. Investments

Investments consisted of the following:

(in thousands)	As of
	March 31,	December 31,
	2014	2013
Equity-method investments	$483,195	$473,018
Cost-method investments	18,347	15,180

Total investments	$501,542	$488,198

Investments accounted for using the equity method include the Company’s investments in UKTV (50% owned), HGTV Canada (33% owned), Food Canada (29% owned), Fox-BRV Southern Sports Holdings (7.25% owned), Food Network Magazine JV (50% owned) and HGTV Magazine JV (50% owned).

UKTV receives financing through loans provided by us. These loans, totaling $124 million at March 31, 2014 and $122 million at December 31, 2013, and reported within “Other Non-Current Assets” in our condensed consolidated balance sheet, effectively act as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements, and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling, and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. The Company’s investment in UKTV was $424 million at March 31, 2014 and $413 million at December 31, 2013.

Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Estimated amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be $13.6 million for the remainder of 2014, $17.6 million in 2015, and $15.3 million in 2016, 2017, and 2018.

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. No impairments were recognized on any of our investments in the first quarter of 2014 or 2013.

7. Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories which are described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014:

( in thousands )
	Total	Level 1	Level 2	Level 3
Assets -
Cash equivalents	$128,142	$128,142

Liabilities -
Derivative liability	$1,284		$1,284

Temporary equity -
Redeemable noncontrolling interest	$131,670			$131,670

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

( in thousands )
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$408,142	$408,142
Derivative asset	252		$252

Total assets	$408,394	$408,142	$252

Temporary equity -
Redeemable noncontrolling interest	$133,000			$133,000

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

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

( in thousands )	Redeemable Noncontrolling Interest
	Three months ended
	March 31,
	2014	2013
Beginning period balance	$133,000	$136,500
Dividends paid to noncontrolling interest	(5,250)
Net income	3,920	4,505

End period balance	$131,670	$141,005

The net income amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our condensed consolidated statements of operations.

Other Financial Instruments—The carrying values of our financial instruments do not materially differ from their estimated fair values as of 2014 and 2013 except for debt, which is disclosed in note 9.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

( in thousands )	As of
	March 31,	December 31,
	2014	2013
Goodwill	$619,235	$618,968
Accumulated impairments	(44,386)	(44,386)

Goodwill, net	$574,849	$574,582

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	591,009	590,460
Customer lists	94,904	94,868
Copyrights and other trade names	67,084	67,037
Acquired rights and other	120,227	120,227

Total carrying amount	873,224	872,592

Accumulated amortization:
Acquired network distribution rights	(135,477)	(128,038)
Customer lists	(61,014)	(57,281)
Copyrights and other trade names	(17,238)	(16,241)
Acquired rights and other	(17,676)	(16,023)

Total accumulated amortization	(231,405)	(217,583)

Total other intangible assets, net	641,819	655,009

Total goodwill and other intangible assets, net	$1,216,668	$1,229,591

During the first quarter of 2014 and 2013, we made cash payments totaling $0.2 million and $19.8 million, respectively, that relate to intangible assets acquired in 2012. These cash payments are reported as an investing activity in the “Other, net” caption of our condensed consolidated statement of cash flows. Estimated amortization expense of intangible assets for each of the next five years is as follows: $43.1 million for the remainder of 2014, $48.1 million in 2015, $46.9 million in 2016, $43.8 million in 2017, $43.8 million in 2018 and $416.1 million in later years.

Activity related to goodwill by business segment was as follows:

( in thousands )	Lifestyle	Corporate
	Media	and other	Total
Goodwill:
Balance as of December 31, 2013	$510,484	$64,098	$574,582
Foreign currency translation adjustment		267	267

Balance as of March 31, 2014	$510,484	$64,365	$574,849

9. Debt

Debt consisted of the following:

( in thousands )	As of
	March 31,	December 31,
	2014	2013
3.55% senior notes due in 2015	$884,881	$884,844
2.70% senior notes due in 2016	499,675	499,644

Total debt	1,384,556	1,384,488
Current portion of debt	(884,881)

Debt (less current portion)	$499,675	$1,384,488

Fair value of debt*	$1,425,056	$1,429,921

*	The fair value of the senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

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

On March 31, 2014, we entered into a five year Competitive Advance and Revolving Credit Facility (the “ Facility”) that permits $650 million in aggregate borrowings and expires in March 2019. The Facility replaces our existing Competitive Advance and Revolving Credit Facility that collectively permitted aggregate borrowings up to $550 million and was due to expire on June 30, 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 90 basis points and undrawn amounts bearing interest at 10 basis points as of March 31, 2014. There were no outstanding borrowings under the Facility at March 31, 2014 or December 31, 2013.

The Facility and Senior Note agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

10. Other Liabilities

Other liabilities consisted of the following:

( in thousands )	As of
	March 31,	December 31,
	2014	2013
Liability for pension and post employment benefits	$61,490	$64,952
Deferred compensation	39,259	36,667
Liability for uncertain tax positions	84,607	80,898
Other	43,855	40,851

Other liabilities (less current portion)	$229,211	$223,368

The “Other” caption in the table above includes obligations recognized for the purchase of intangible assets that totaled $31.5 million at March 31, 2014 and $31.4 million at December 31, 2013. The “Other” caption also includes the estimated Real Gravity contingent consideration liability that totaled $9.0 at March 31, 2014 and $8.3 million at December 31, 2013.

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

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts outstanding was $238 million at March 31, 2014 and $236 million at December 31, 2013.

We recognized $2.5 million of losses in the first quarter of 2014 and $14.5 million of gains in the first quarter of 2013 from these forward contracts which are reported in the “Miscellaneous, net” caption in the condensed consolidated statements of operations. The gains and losses recognized from these forward contracts are offset by foreign exchange transaction gains of $2.4 million that have been recognized in the first quarter of 2014 and $17.5 million of losses that were recognized in the first quarter of 2013. Foreign exchange transaction gains and losses are also recorded in the “Miscellaneous, net” caption in our condensed consolidated financial statements.

12. Redeemable Noncontrolling Interest and Noncontrolling Interest

Redeemable Noncontrolling Interest

A noncontrolling interest holds a 35% residual interest in the Travel Channel. The noncontrolling interest has the right to require us to repurchase their interest and we have an option to acquire their interest. The noncontrolling interest will receive the fair value for their interest at the time either option is exercised. The put option on the noncontrolling interest in the Travel Channel becomes exercisable in August of 2014. The call option becomes exercisable in 2015.

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

13. Stock Based Compensation and Share Repurchase Program

We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2013. The Plan provides for long-term performance compensation for key employees and members of the Board of Directors. A variety of discretionary awards for employees and non-employee directors are authorized under the plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock awards and performance awards.

For the first quarter of 2014, the Company granted 0.3 million stock options and 0.3 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $15.1 million for the first quarter of 2014 and $16.4 million for the first quarter of 2013. The fair values for share options and performance-based restricted share awards are estimated on the date of grant using a lattice-based binomial model and Monte Carlo simulation model, respectively. Assumptions utilized in the models are evaluated and revised, as necessary, to reflect market conditions and experience.

As of March 31, 2014, $5.4 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.9 years. In addition, $38.7 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 2.2 years.

Share Repurchase Program

Under a share repurchase program authorized by the Board of Directors on July 31, 2012, we were authorized to repurchase $1 billion of Class A Common shares. On February 13, 2014, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase program. All shares repurchased under the program are constructively retired and returned to unissued shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

We repurchased 3.1 million shares for approximately $250 million during the first quarter of 2014 and repurchased 2.4 million shares for approximately $150 million during the first quarter of 2013. As of March 31, 2014, $1.4 billion remains available for repurchase under the program.

14. Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

( in thousands)	Three months ended
	March 31,
	2014	2013
Interest cost	$856	$838
Expected return on plan assets, net of expenses	(1,150)	(1,088)
Amortization of net (gain)/loss	244	825

Total for defined benefit plans	(50)	575
Supplemental executive retirement plan (“SERP”)	945	1,069
Defined contribution plans	6,586	6,336

Total	$7,481	$7,980

Amortization of actuarial losses for our nonqualified supplemental executive retirement plan (“SERP”) totaled $0.5 million in the first quarter of 2014 and $0.7 million in the first quarter of 2013.

We contributed $0.2 million to fund current benefit payments for our SERP during the first quarter of 2014. We anticipate contributing $2.5 million to fund the SERP’s benefit payments during the remainder of fiscal 2014.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan that is available to certain management level employees and directors of the Company. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. The deferred compensation plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate owned life insurance contracts held in a rabbi trust to support the plan. We have invested $19.0 million within this rabbi trust and purchased $12.8 million of corporate owned life insurance contracts with these assets. The cash surrender value of the company owned life insurance contracts totaled $13.9 million at March 31, 2014 and $13.8 million at December 31, 2013 and are included in “Other assets” in our condensed consolidated balance sheets. Gains or losses related to the insurance contracts are included in the caption “Miscellaneous, net” in our condensed consolidated statement of operations. The unsecured obligation to pay the compensation deferred, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $41.5 million at March 31, 2014 and $38.9 million at December 31, 2013, and are included in “Other liabilities” in our condensed consolidated balance sheets.

15. Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following for the first quarter of 2014:

( in thousands)	Three months ended
	March 31,
	Currency	Pension
	Translation	Liability
	Adjustments	Adjustments
AOCI beginning period balance	$12,449	$(24,978)

Other comprehensive income (loss) before reclassifications	3,252
Amounts reclassified from AOCI		449

Net current-period other comprehensive income (loss)	3,252	449

AOCI balance as of March 31, 2014	$15,701	$(24,529)

Amounts reported in the table above are net of income tax.

Changes in the AOCI balance by component consisted of the following for the first quarter of 2013:

( in thousands)	Three months ended
	March 31,
	Currency	Pension
	Translation	Liability
	Adjustments	Adjustments
AOCI beginning period balance	$5,645	$(44,507)

Other comprehensive income (loss) before reclassifications	(29,086)
Amounts reclassified from AOCI		1,030

Net current-period other comprehensive income (loss)	(29,086)	1,030

AOCI balance as of March 31, 2013	$(23,441)	$(43,477)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments relate to the amortization of actuarial losses. These amounts are included within the “Selling, general and administrative” caption on our condensed consolidated statement of operations and totaled $0.8 million for the first quarter 2014 and $1.5 million for the first quarter of 2013 (see Note 14 Employee Benefit Plans for further information).

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

The results of businesses not separately identified as reportable segments are included within our corporate and other caption. Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa, Asia-Pacific and Latin America, operating results from the international licensing of our national networks’ programming, and other interactive and digital business initiatives that are not associated with our Lifestyle Media or international businesses.

In 2014, we made changes to our management reporting structure related to operating results from our businesses located in the Caribbean. In conjunction with this change in our reporting structure, we now report the results of these international businesses within our international operating segment, included within our corporate and other caption for segment reporting purposes, rather than our lifestyle media reportable segment. For comparability purposes, prior year segment results have also been reclassified to reflect the impact of this management reporting change. These reclassifications only affect our segment reporting, and do not change our consolidated operating revenues, operating income, or net income.

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

Information regarding our segments is as follows:

( in thousands )	Three months ended
	March 31,
	2014	2013
Segment operating revenues:
Lifestyle Media	$623,481	$579,482
Corporate and other	20,995	14,903
Intersegment eliminations	(727)

Total operating revenues	$643,749	$594,385

Segment profit (loss):
Lifestyle Media	$310,977	$280,572
Corporate and other	(40,243)	(33,098)

Total segment profit	270,734	247,474
Depreciation and amortization of intangible assets	(31,294)	(26,700)
Gains (losses) on disposal of property and equipment	152	(976)
Interest expense	(12,431)	(12,145)
Equity in earnings of affiliates	22,261	20,582
Miscellaneous, net	273	(3,361)

Income from operations before income taxes	$249,695	$224,874

( in thousands )	As of
	March 31,	December 31,
	2014	2013
Assets:
Lifestyle Media	$2,897,537	$2,832,529
Corporate and other	1,359,293	1,605,918

Total assets	$4,256,830	$4,438,447

No single customer provides more than 10% of our total operating revenues.

Assets held by our businesses outside of the United States totaled $638 million at March 31, 2014 and $627 million at December 31, 2013.

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

Operating revenues in the first quarter of 2014 increased 8.3 percent to $644 million compared with the same period a year ago, while segment profit for the period was $271 million compared with $247 million a year earlier, a 9.4 percent increase.

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

Lifestyle media generated revenues of approximately $623 million during the first quarter of 2014, which represented 97 percent of our consolidated revenues, compared with $579 million and 97 percent for the first quarter of 2013. Lifestyle media generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. Advertising revenues for lifestyle media may be affected by the strength of advertising markets and general economic conditions and may also fluctuate depending on the success of our programming, as measured by viewership, at any given time. In 2014, revenues from advertising sales and affiliate fees were approximately 68 percent and 31 percent, respectively, of total revenue for the segment. Lifestyle media also earns revenue from the licensing of its content to third parties and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

Programming expense, employee costs, and sales and marketing expenses are the primary operating costs for lifestyle media. Program amortization represented 44 percent of lifestyle media expenses in 2014 reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

We also have established lifestyle media brands internationally. We currently broadcast 15 channels reaching approximately 133 million subscribers under the Food Network, HGTV, Travel Channel, Asian Food Channel, DIY and Fine Living Brands. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters that can be seen in over 259 territories. Operating results for our international businesses are reported within our corporate and other segment caption.

Our international businesses generated revenues of $18.7 million during the first quarter of 2014, which represented 3 percent of our consolidated revenues compared with $13.4 million and 2 percent for the first quarter of 2013. These businesses earn revenues primarily from advertising sales, affiliate fees, and the licensing of programming to third parties. In 2014, revenues from advertising sales, affiliate fees, and program licensing were approximately 30 percent, 57 percent and 12 percent, respectively, of total revenue for our international businesses. Satellite transmission fees, programming expense, employee costs, and sales and marketing expenses are the primary operating costs for our international businesses.

The growth of our international business both organically and through acquisitions and joint ventures continues to be a strategic priority of the Company. In the first quarter of 2014, we launched the Fine Living Network in Italy. In the second quarter of 2013, we completed our acquisition of the Asian Food Channel (“AFC”). AFC, which is based in Singapore, is an independent company which broadcasts 24 hours a day, seven days a week and leverages a substantial library of acquired Asian and international video content as well as a growing number of originally-produced programs and reaches about 8 million subscribers in 11 markets. In the second quarter of 2012, we completed the acquisition of Travel Channel International (“TCI”). TCI is an independent company headquartered in the United Kingdom that broadcasts in 21 languages to 128 countries across Europe, the Middle East, Africa, and Asia-Pacific.

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

Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for Programs and Program Licenses, Revenue Recognition, Acquisitions, Goodwill, Finite-Lived Intangible Assets, and Income Taxes to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in those accounting policies.

RESULTS OF OPERATIONS

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated results of operations were as follows:

( in thousands)	Three months ended
	March 31,
	2014	2013	Change
Operating revenues	$643,749	$594,385	8.3%
Cost of services, excluding depreciation and amortization of intangible assets	(181,138)	(163,751)	10.6%
Selling, general and administrative	(191,877)	(183,160)	4.8%
Depreciation and amortization of intangible assets	(31,294)	(26,700)	17.2%
Gains (losses) on disposal of property and equipment	152	(976)

Operating income	239,592	219,798	9.0%
Interest expense	(12,431)	(12,145)	2.4%
Equity in earnings of affiliates	22,261	20,582	8.2%
Miscellaneous, net	273	(3,361)

Income from operations before income taxes	249,695	224,874	11.0%
Provision for income taxes	(76,906)	(73,687)	4.4%

Net income	172,789	151,187	14.3%
Net income attributable to noncontrolling interests	(44,493)	(43,368)	2.6%

Net income attributable to SNI	$128,296	$107,819	19.0%

The increase in operating revenues for the first quarter of 2014 was due primarily to solid growth in advertising sales and affiliate fee revenue from our national television networks. Advertising revenues from our national networks increased $34.8 million or 8.9 percent for the first quarter of 2014 compared with the first quarter of 2013. The increase in advertising revenues is primarily attributed to higher pricing in our sold advertising units. Affiliate fee revenues at our national television networks increased $11.2 million or 6.3 percent in the first quarter of 2014 compared with the first quarter of 2013. The increase in affiliate fee revenues is primarily due to contractual rate increases.

Cost of services, which are comprised of program amortization and the costs associated with distributing our content, increased 11 percent in the first quarter of 2014 compared with the respective period in 2013. Program amortization attributed to our continued investment in the improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $13.2 million in the first quarter of 2014 compared with 2013.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities. Selling, general and administrative expenses increased 4.8 percent in the first quarter of 2014 compared with the respective period in 2013. The impact of the April 2013 Asian Food Channel acquisition and an increase in personnel costs contributed to the increase in selling, general and administrative expenses.

Interest expense primarily reflects the interest incurred on our outstanding borrowings. Our outstanding borrowings include $885 million aggregate principal amount Senior Notes that bear interest at 3.55% and mature on January 15, 2015. We also have $500 million aggregate principal amount Senior Notes outstanding that bear interest at 2.70% and mature on December 15, 2016.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates is our proportionate 50% share of results from UKTV. Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Accordingly, equity in earnings of affiliates in the first quarter of 2014 includes our $12.2 million proportionate share of UKTV’s results for 2014 and $9.6 million for our proportionate share of UKTV’s results in the first quarter of 2013. Equity in earnings of affiliates was reduced by amortization on the UKTV investment of $4.8 million for the first quarter of 2014 and $4.5 million for the first quarter of 2013.

We recognized foreign exchange losses of $0.1 million during the first quarter of 2014 and $3.0 during the first quarter of 2013. These gains and losses, reported within the “Miscellaneous, net” caption in our condensed consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances.

Our first quarter of 2014 effective income tax rate was 30.8 percent compared with 32.8 percent for the first quarter of 2013. The first quarter of 2013 includes unfavorable tax adjustments totaling $7.8 million that reflect the impacts of the reinstatement of certain provisions included within the American Taxpayer Relief Act of 2012 and reaching agreement on certain income tax audits.

Noncontrolling owners hold a 31 percent interest in the Food Network Partnership and a 35 percent interest in the Travel Channel. The noncontrolling owners’ proportionate share of these businesses’ results are captured in the net income attributable to noncontrolling interests caption of our condensed consolidated statements of operations.

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

In 2014, we made changes to our management reporting structure related to operating results from our businesses located in the Caribbean. In conjunction with this change in our reporting structure, we now report the results of these international businesses within our international operating segment, included within our corporate and other caption for segment reporting purposes, rather than our lifestyle media reportable segment. For comparability purposes, prior year segment results have also been reclassified to reflect the impact of this management reporting change. These reclassifications only affect our segment reporting, and do not change our consolidated operating revenues, operating income, or net income.

Information regarding the operating performance of our segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

( in thousands )	Three months ended
	March 31,
	2014	2013	Change
Segment operating revenues:
Lifestyle Media	$623,481	$579,482	7.6%
Corporate and other	20,995	14,903	40.9%
Intersegment eliminations	(727)

Total operating revenues	$643,749	$594,385	8.3%

Segment profit (loss):
Lifestyle Media	$310,977	$280,572	10.8%
Corporate and other	(40,243)	(33,098)	21.6%

Total segment profit	270,734	247,474	9.4%
Depreciation and amortization of intangible assets	(31,294)	(26,700)	17.2%
Gains (losses) on disposal of property and equipment	152	(976)
Interest expense	(12,431)	(12,145)	2.4%
Equity in earnings of affiliates	22,261	20,582	8.2%
Miscellaneous, net	273	(3,361)

Income from operations before income taxes	$249,695	$224,874	11.0%

Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East, Africa, Asia-Pacific and Latin America, operating results from the international licensing of our national networks’ programming, and the costs associated with both international expansion initiatives and other interactive and digital business initiatives. Corporate and other includes segment losses of $14.9 million in the first quarter of 2014 and $10.9 million in the first quarter of 2013 from our international operations and other interactive and digital business initiatives.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

( in thousands )	Three months ended
	March 31,
	2014	2013
Operating income	$239,592	$219,798
Depreciation and amortization of intangible assets:
Lifestyle Media	25,345	23,316
Corporate and other	5,949	3,384
Losses (gains) on disposal of property and equipment:
Lifestyle Media	(152)	976

Total segment profit	$270,734	$247,474

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

Operating results for lifestyle media were as follows:

( in thousands )	Three months ended
	March 31,
	2014	2013	Change
Segment operating revenues:
Advertising	$425,998	$391,211	8.9%
Network affiliate fees, net	190,171	178,963	6.3%
Other	7,312	9,308	(21.4)%

Total segment operating revenues	623,481	579,482	7.6%

Segment costs and expenses:
Cost of services	165,271	154,416	7.0%
Selling, general and administrative	147,233	144,494	1.9%

Total segment costs and expenses	312,504	298,910	4.5%

Segment profit	$310,977	$280,572	10.8%

Supplemental Information:
Program amortization	$137,424	$125,968
Program payments	181,299	142,682
Depreciation and amortization	25,345	23,316
Capital expenditures	11,184	15,320

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold, and audience impressions delivered by our programming. High single digit pricing growth was the primary contributor to our advertising revenue increases in the first quarter of 2014 compared with the respective period of 2013.

Distribution agreements with cable and satellite television systems and telecommunication service providers require distributors to pay SNI fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. The increase in network affiliate fees for the first quarter of 2014 compared with 2013 was primarily due to contractual rate increases. The number of subscribers receiving our networks decreased slightly in 2014 compared with 2013.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $11.5 million in the first quarter of 2014 compared with the first quarter of 2013.

Selling, general and administrative expenses increased slightly in 2014 compared with 2013. Increases in personnel costs were offset by decreases in marketing and promotion expenses. Fluctuations in selling, general and administrative expenses from quarter to quarter can be impacted by the timing of marketing campaigns.

Supplemental financial information for lifestyle media is as follows:

( in thousands )	Three months ended
	March 31,
	2014	2013	Change
Operating revenues by brand:
Food Network	$218,973	$207,583	5.5%
HGTV	227,215	205,367	10.6%
Travel Channel	79,741	76,639	4.0%
DIY	35,142	31,788	10.6%
Cooking Channel	28,298	26,186	8.1%
Great American Country	7,104	6,403	10.9%
Digital Businesses	23,935	22,595	5.9%
Other	3,260	3,896	(16.3)%
Intrasegment eliminations	(187)	(975)

Total segment operating revenues	$623,481	$579,482	7.6%

Subscribers (1):
Food Network	98,100	99,900	(1.8)%
HGTV	96,800	99,000	(2.2)%
Travel Channel	93,000	94,900	(2.0)%
DIY	57,600	59,000	(2.4)%
Cooking Channel	60,700	60,700
Great American Country	62,000	63,700	(2.7)%

(1)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $509 million at March 31, 2014 and $686 million at December 31, 2013. On March 31, 2014, we entered into a five year Competitive Advance and Revolving Credit Facility (the “ Facility”) that permits $650 million in aggregate borrowings and expires in March 2019. The Facility replaces our existing Competitive Advance and Revolving Credit Facility that collectively permitted aggregate borrowings up to $550 million and was due to expire on June 30, 2014. There were no outstanding borrowings under the Facility at March 31, 2014.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2014 will provide sufficient liquidity to continue the development of brands and to fund the capital expenditures to support our business.

Cash Flows

Cash and cash equivalents decreased $177 million for the three months ended 2014 and $16.3 million for the three months ended 2013. Components of these changes are discussed below in more detail.

Operating Activities – Cash provided by operating activities totaled $218 million for the three months ended 2014 and $268 million for the three months ended 2013.

Segment profit generated from our business segments totaled $271 million for the first quarter of 2014 and $247 million for the first quarter of 2013. Growth in operating revenues at our lifestyle media segment of 7.6 percent in 2014 compared with 2013 contributed to the year-over-year increase in segment profit. Program payments exceeded the program amortization recognized in our statement of operations by $44.4 million for the first quarter of 2014 and $16.9 million for the first quarter of 2013, reducing cash provided by operating activities for those periods. Cash provided by operating activities is also impacted by payments and refunds for income taxes and payments for interest. In the first quarter of 2014, we received net income tax refunds of $0.3 million and paid interest of $15.4 million. We received net income tax refunds of $32.5 million and paid interest of $15.8 million in the first quarter of 2013.

Investing Activities – Cash used in investing activities totaled $10.6 million for the first quarter of 2014 and $34.8 million for the first quarter of 2013. Capital expenditures totaled $9.2 million for the first quarter of 2014 and $17.5 million for the first quarter of 2013.

A noncontrolling owner holds a 35% residual interest in the Travel Channel and the owner of that interest has a put option right requiring us to repurchase their interest. The put option becomes exercisable in August of 2014. The noncontrolling interest will receive the fair value for their interest following the exercise of the option. As of March 31, 2014, we valued the noncontrolling owner’s interest in the Travel Channel at $132 million.

Financing Activities – Cash used in financing activities totaled $385 million for the first quarter of 2014 and $249 million for the first quarter of 2013.

Under a share repurchase program approved by the Board of Directors in July 2012, we were authorized to repurchase $1 billion of Class A Common shares. On February 13, 2014, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. During the first quarter of 2014, we repurchased 3.1 million shares for approximately $250 million and repurchased 2.4 million shares for total consideration of $150 million during the first quarter of 2013.

As of March 31, 2014, $1.4 billion remains available for repurchase under our share repurchase program. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

We have $500 million aggregate principal amount Senior Notes that mature on December 15, 2016 and bear interest at 2.70%. Interest is paid on these notes on June 15th and December 15th of each year.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s noncontrolling interest were $120 million in the first quarter of 2014 and $89.9 million in the first quarter of 2013. Cash distributions to Travel Channel’s noncontrolling interest were $5.3 million in the first quarter of 2014. We expect cash distributions to noncontrolling interests will approximate $200 million in 2014.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2014, the Board of Directors approved an increase in the quarterly dividend rate to $.20 per share. Total dividend payments to shareholders of our common stock were $29.3 million in the first quarter of 2014 and $22.3 million in the first quarter of 2013. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

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

We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $500 million of Senior Notes in December 2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A 100 basis point increase in the level of interest rates would decrease the fair value of the Senior Notes by approximately $20.7 million.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands )	As of March 31, 2014		As of December 31, 2013
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,881	$904,665	$884,844	$910,411
2.70% notes due in 2016	499,675	520,391	499,644	519,510

Total debt	$1,384,556	$1,425,056	$1,384,488	$1,429,921

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $124 million at March 31, 2014 and $122 million at December 31, 2013, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such notes receivable is believed to approximate fair value.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. The change in fair value of non-designated contracts is included in current period earnings within our Miscellaneous, net caption. The gross notional value of foreign exchange rate derivative contracts were $238 million at March 31, 2014 and $236 million at December 31, 2013. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at March 31, 2014 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $23.8 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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