Form 10-Q
period 2014-06-30
Scripps Networks Interactive, Inc.
filed 2014-08-07
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2014 there were 105,805,166 of the Registrant’s Class A Common shares outstanding and 34,317,171 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

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

On February 13, 2014, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. As of June 30, 2014, $1.1 billion remains available for repurchase under our share repurchase program. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
4/1/14—4/30/14	1,012,517	$74.54	1,012,517	$1,321,210,247
5/1/14—5/31/14	2,908,521	73.75	2,908,521	1,106,709,020
6/1/14—6/30/14	128,454	77.89	128,454	1,096,700,694

Total	4,049,492	$74.08	4,049,492	$1,096,700,694

The number of shares repurchased during the second quarter represented 3.7% of Class A Common shares that were outstanding as of the beginning of the quarter.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: August 7, 2014	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro
Chief Financial & Administrative Officer
(Principal Financial and Accounting Officer)

5

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

( in thousands, except share and par value amounts)	As of
	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$202,005	$686,371
Accounts receivable (less allowances: 2014—$10,299; 2013—$6,853)	656,176	619,619
Programs and program licenses	464,641	423,949
Deferred income taxes	53,847	41,140
Other current assets	72,247	90,231

Total current assets	1,448,916	1,861,310
Investments	504,802	488,198
Property and equipment, net	237,359	246,350
Goodwill	574,940	574,582
Other intangible assets, net	627,836	655,009
Programs and program licenses (less current portion)	462,336	413,057
Deferred income taxes	52,758	39,075
Other non-current assets	160,330	160,866

Total Assets	$4,069,277	$4,438,447

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,725	$18,278
Current portion of debt	884,919
Program rights payable	37,186	30,412
Customer deposits and unearned revenue	49,097	70,427
Employee compensation and benefits	49,641	67,188
Accrued marketing and advertising costs	7,472	11,053
Other accrued liabilities	94,544	81,341

Total current liabilities	1,140,584	278,699
Debt (less current portion)	499,705	1,384,488
Other liabilities (less current portion)	218,217	223,368

Total liabilities	1,858,506	1,886,555

Redeemable noncontrolling interest	124,763	133,000

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 2014—105,766,835 shares; 2013—111,891,667 shares	1,058	1,119
Voting—authorized: 60,000,000 shares; issued and outstanding: 2014—34,317,171 shares; 2013—34,317,171 shares	343	343

Total	1,401	1,462
Additional paid-in capital	1,425,420	1,447,496
Retained earnings	412,434	662,574
Accumulated other comprehensive income (loss)	(6,371)	(12,529)

Total SNI shareholders’ equity	1,832,884	2,099,003
Noncontrolling interest	253,124	319,889

Total equity	2,086,008	2,418,892

Total Liabilities and Equity	$4,069,277	$4,438,447

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

( in thousands, except per share data )	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Revenues:
Advertising	$496,978	$461,774	$930,729	$857,251
Network affiliate fees, net	198,051	189,481	398,922	376,839
Other	13,103	13,873	22,230	25,423

Total operating revenues	708,132	665,128	1,351,881	1,259,513

Cost of services, excluding depreciation and amortization of intangible assets	190,181	168,677	371,319	332,428
Selling, general and administrative	198,666	176,770	390,543	359,930
Depreciation	20,125	15,882	37,680	29,583
Amortization of intangible assets	14,048	13,672	27,787	26,671
Losses (gains) on disposal of property and equipment	1,647	499	1,495	1,475

Total operating expenses	424,667	375,500	828,824	750,087

Operating income	283,465	289,628	523,057	509,426
Interest expense	(12,232)	(12,197)	(24,663)	(24,342)
Equity in earnings of affiliates	27,263	25,410	49,524	45,992
Miscellaneous, net	(468)	3,643	(195)	282

Income from operations before income taxes	298,028	306,484	547,723	531,358
Provision for income taxes	92,359	96,141	169,265	169,828

Net income	205,669	210,343	378,458	361,530
Less: net income attributable to noncontrolling interests	51,875	50,614	96,368	93,982

Net income attributable to SNI	$153,794	$159,729	$282,090	$267,548

Net income attributable to SNI common shareholders per share of common stock:
Net income attributable to SNI common shareholders per basic share of common stock	$1.08	$1.09	$1.95	$1.81
Net income attributable to SNI common shareholders per diluted share of common stock	$1.07	$1.08	$1.94	$1.79

Weighted average shares outstanding:
Weighted average basic shares outstanding	142,342	147,132	144,321	147,967
Weighted average diluted shares outstanding	143,224	148,259	145,252	149,069

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ( UNAUDITED )

( in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$205,669	$210,343	$378,458	$361,530
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax—2014, ($223) and $280; 2013, $386 and $713	2,014	3,601	5,143	(25,566)
Pension liability adjustments, net of tax—2014, ($263) and ($577); 2013, ($587) and ($1,096)	500	952	949	1,982

Comprehensive income	208,183	214,896	384,550	337,946
Less: comprehensive income attributable to noncontrolling interests	51,931	50,521	96,301	93,808

Comprehensive income attributable to SNI	$156,252	$164,375	$288,249	$244,138

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Six months ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$378,458	$361,530
Depreciation and amortization of intangible assets	65,467	56,254
Program amortization	293,591	260,846
Equity in earnings of affiliates	(49,524)	(45,992)
Program payments	(376,686)	(296,864)
Dividends received from equity investments	55,853	39,603
Deferred income taxes	(26,687)	78,790
Stock and deferred compensation plans	26,635	30,439
Changes in certain working capital accounts (excluding the effects of acquisition):
Accounts receivable	(36,207)	(48,568)
Other assets	(3,383)	(6,109)
Accounts payable	(626)	3,381
Accrued employee compensation and benefits	(24,308)	(16,872)
Accrued / refundable income taxes	25,532	(21,968)
Other liabilities	(16,125)	8,082
Other, net	3,867	25,506

Cash provided by (used in) operating activities	315,857	428,058

Cash Flows from Investing Activities:
Additions to property and equipment	(25,883)	(36,072)
Collections (funds advanced) on note receivable	2,518	9,228
Purchase of long-term investments	(16,042)	(171)
Purchase of subsidiary companies, net of cash acquired		(63,912)
Other, net	(9,506)	(31,107)

Cash provided by (used in) investing activities	(48,913)	(122,034)

Cash Flows from Financing Activities:
Proceeds from debt	80,000
Payments on debt	(80,000)
Dividends paid	(57,491)	(44,379)
Dividends paid to noncontrolling interests	(171,303)	(127,224)
Repurchase of Class A common stock	(550,062)	(250,078)
Proceeds from stock options	28,622	29,707
Other, net	(1,111)	(3,182)

Cash provided by (used in) financing activities	(751,345)	(395,156)

Effect of exchange rate changes on cash and cash equivalents	35	(932)

Increase (decrease) in cash and cash equivalents	(484,366)	(90,064)
Cash and cash equivalents:
Beginning of year	686,371	437,525

End of period	$202,005	$347,461

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$23,004	$22,625
Income taxes paid	150,115	97,627

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	SNI Shareholders						Redeemable
				Accumulated			Noncontrolling
		Additional		Other			Interest
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total	(Temporary
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity	Equity)
Balance as of December 31, 2012	$1,489	$1,405,699	$452,598	$(38,862)	$307,127	$2,128,051	$136,500
Comprehensive income (loss)			267,548	(23,410)	85,905	330,043	7,903
Dividends paid to noncontrolling interest					(124,074)	(124,074)	(3,150)
Dividends: declared and paid—$.30 per share			(44,379)			(44,379)
Convert 2 Voting Shares to Class A Common Shares
Repurchase of 3,871,741 Class A Common shares	(39)	(38,073)	(211,966)			(250,078)
Stock-based compensation expense		25,447				25,447
Exercise of employee stock options: 684,014 shares issued	7	29,700				29,707
Other stock-based compensation, net: 293,302 shares issued; 89,635 shares repurchased	2	(4,533)				(4,531)
Tax benefits of compensation plans		3,289				3,289

Balance as of June 30, 2013	$1,459	$1,421,529	$463,801	$(62,272)	$268,958	$2,093,475	$141,253

Balance as of December 31, 2013	$1,462	$1,447,496	$662,574	$(12,529)	$319,889	$2,418,892	$133,000
Comprehensive income (loss)			282,090	6,158	88,473	376,721	7,828
Dividends paid to noncontrolling interests					(155,238)	(155,238)	(16,065)
Dividends: declared and paid—$.40 per share			(57,491)			(57,491)
Repurchase of 7,156,417 Class A Common shares	(72)	(75,251)	(474,739)			(550,062)
Stock-based compensation expense		23,701				23,701
Exercise of employee stock options: 765,662 shares issued	8	28,614				28,622
Other stock-based compensation, net: 405,267 shares issued; 139,344 shares repurchased	3	(9,273)				(9,270)
Tax benefits of compensation plans		10,133				10,133

Balance as of June 30, 2014	$1,401	$1,425,420	$412,434	$(6,371)	$253,124	$2,086,008	$124,763

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

The following table presents information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Weighted-average shares outstanding:
Basic	142,342	147,132	144,321	147,967
Dilutive effect of equity awards	882	1,127	931	1,102

Diluted weighted-average shares outstanding	143,224	148,259	145,252	149,069

Anti-dilutive share awards	301	54	307	246

For 2014 and 2013, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted-average shares outstanding.

3. Accounting Standards Updates

In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASC will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new ASC is effective for us on January 1, 2017. Early application is not permitted. The ASC permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures.

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

Pro forma results are not presented for the acquisition because the condensed consolidated results of operations would not be significantly different from reported amounts.

5. Other Charges and Credits

Contract termination costs – In the second quarter of 2014, we reached an agreement to terminate the master services agreement and sales agency agreement related to services provided for our Food Network and Fine Living operations in Europe, the Middle East and Africa. We also entered into a transitional services arrangement that sets out a detailed hand over plan for us to assume the activities associated with these provided services. Second quarter 2014 selling, general and administrative expenses include a $9.7 million charge for the early termination of these agreements.

Income tax adjustments – The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. The bill includes the reinstatement of the provision which allows programmers to immediately expense production costs which are incurred in the United States. Since the legislation was not enacted until 2013, the impact of this provision was not recognized in our 2012 financial results and was reflected as a $4.1 million unfavorable discrete item in the first quarter of 2013. Additionally, our 2013 income tax provision includes other unfavorable tax adjustments totaling $3.7 million in the first quarter and $2.7 million in the second quarter that are primarily attributed to income tax audit settlements.

6. Investments

Investments consisted of the following:

(in thousands)	As of
	June 30,	December 31,
	2014	2013
Equity-method investments	$473,580	$473,018
Cost-method investments	31,222	15,180

Total investments	$504,802	$488,198

Investments accounted for using the equity method include the Company’s investments in UKTV (50% owned), HGTV Canada (33% owned), Food Canada (29% owned), Fox-BRV Southern Sports Holdings (7.25% owned), Food Network Magazine JV (50% owned) and HGTV Magazine JV (50% owned).

UKTV receives financing through loans provided by us. These loans, totaling $125 million at June 30, 2014 and $122 million at December 31, 2013, and reported within “Other non-current assets” in our condensed consolidated balance sheet, effectively act as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements, and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling, and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. The Company’s investment in UKTV was $410 million at June 30, 2014 and $413 million at December 31, 2013.

Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Estimated amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be $9.2 million for the remainder of 2014, $17.6 million in 2015, and $15.3 million in 2016, 2017, and 2018.

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate among other factors, the extent to which costs exceed fair value; the duration of the decline in fair value below cost; and the current cash position, earnings and cash forecasts and near term prospects of the investee. No impairments were recognized on any of our investments in 2014 or 2013.

7. Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories which are described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014:

( in thousands )
	Total	Level 1	Level 2	Level 3
Assets -
Cash equivalents	$33,381	$33,381
Derivative asset	4,342		$4,342

Total assets	$37,723	$33,381	$4,342

Temporary equity -
Redeemable noncontrolling interest	$124,763			$124,763

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

( in thousands )
	Total	Level 1	Level 2	Level 3
Assets -
Cash equivalents	$408,142	$408,142
Derivative asset	252		$252

Total assets	$408,394	$408,142	$252

Temporary equity -
Redeemable noncontrolling interest	$133,000			$133,000

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

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

( in thousands )	Redeemable Noncontrolling Interest
	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning period balance	$131,670	$141,005	$133,000	$136,500
Dividends paid to noncontrolling interest	(10,815)	(3,150)	(16,065)	(3,150)
Net income	3,908	3,398	7,828	7,903

End period balance	$124,763	$141,253	$124,763	$141,253

The net income amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our condensed consolidated statements of operations.

Other Financial Instruments—The carrying values of our financial instruments do not materially differ from their estimated fair values as of 2014 and 2013 except for debt, which is disclosed in note 9.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

( in thousands )	As of
	June 30,	December 31,
	2014	2013
Goodwill	$619,326	$618,968
Accumulated impairments	(44,386)	(44,386)

Goodwill, net	$574,940	$574,582

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	591,066	590,460
Customer lists	94,916	94,868
Copyrights and other trade names	67,100	67,037
Acquired rights and other	120,227	120,227

Total carrying amount	873,309	872,592

Accumulated amortization:
Acquired network distribution rights	(143,116)	(128,038)
Customer lists	(64,769)	(57,281)
Copyrights and other trade names	(18,240)	(16,241)
Acquired rights and other	(19,348)	(16,023)

Total accumulated amortization	(245,473)	(217,583)

Total other intangible assets, net	627,836	655,009

Total goodwill and other intangible assets, net	$1,202,776	$1,229,591

During the six month periods of 2014 and 2013, we made cash payments totaling $10.2 million and $30.1 million, respectively, that relate to intangible assets acquired in 2012. These cash payments are reported as an investing activity in the “Other, net” caption of our condensed consolidated statement of cash flows. Estimated amortization expense of intangible assets for each of the next five years is as follows: $27.7 million for the remainder of 2014, $46.7 million in 2015, $45.5 million in 2016, $44.3 million in 2017, $44.2 million in 2018 and $419.4 million in later years.

Activity related to goodwill by business segment was as follows:

( in thousands )	Lifestyle	Corporate
	Media	and other	Total
Goodwill:
Balance as of December 31, 2013	$510,484	$64,098	$574,582
Foreign currency translation adjustment		358	358

Balance as of June 30, 2014	$510,484	$64,456	$574,940

9. Debt

Debt consisted of the following:

( in thousands )	As of
	June 30,	December 31,
	2014	2013
3.55% senior notes due in 2015	$884,919	$884,844
2.70% senior notes due in 2016	499,705	499,644

Total debt	1,384,624	1,384,488
Current portion of debt	(884,919)

Debt (less current portion)	$499,705	$1,384,488

Fair value of debt*	$1,417,532	$1,429,921

*	The fair value of the senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

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

On March 31, 2014, we entered into a five year Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $650 million in aggregate borrowings and expires in March 2019. The Facility replaced our existing Competitive Advance and Revolving Credit Facility that collectively permitted aggregate borrowings up to $550 million and was due to expire on June 30, 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 90 basis points and undrawn amounts bearing interest at 10 basis points as of June 30, 2014. There were no outstanding borrowings under the Facility at June 30, 2014 or December 31, 2013.

The Facility and Senior Note agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

10. Other Liabilities

Other liabilities consisted of the following:

( in thousands )	As of
	June 30,	December 31,
	2014	2013
Liability for pension and post employment benefits	$55,356	$64,952
Deferred compensation	39,601	36,667
Liability for uncertain tax positions	89,105	80,898
Other	34,155	40,851

Other liabilities (less current portion)	$218,217	$223,368

The “Other” caption in the table above includes obligations recognized for the purchase of intangible assets that totaled $21.7 million at June 30, 2014 and $31.4 million at December 31, 2013. The “Other” caption also includes the estimated Real Gravity contingent consideration liability that totaled $9.4 at June 30, 2014 and $8.3 million at December 31, 2013.

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

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts outstanding was $239 million at June 30, 2014 and $236 million at December 31, 2013.

We recognized $3.3 million of losses during the year-to-date period of 2014 and $12.3 million of gains for the same period in 2013 from these forward contracts which are reported in the “Miscellaneous, net” caption in the condensed consolidated statements of operations. The gains and losses recognized from these forward contracts are offset by foreign exchange transaction gains of $2.9 million that have been recognized in 2014 and $14.2 million of losses that were recognized in 2013. Foreign exchange transaction gains and losses are also recorded in the “Miscellaneous, net” caption in our condensed consolidated statement of operations.

12. Redeemable Noncontrolling Interest and Noncontrolling Interest

Redeemable Noncontrolling Interest

A noncontrolling interest holds a 35% residual interest in the Travel Channel. The noncontrolling interest has the right to require us to repurchase their interest and we have an option to acquire their interest. The noncontrolling interest will receive the fair value for their interest at the time either option is exercised. The put option on the noncontrolling interest in the Travel Channel becomes exercisable beginning August 17, 2014. The call option becomes exercisable in 2015.

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

For the year-to-date period of 2014, the Company granted 0.3 million stock options and 0.3 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $8.6 million for the second quarter of 2014 and $9.0 million for the second quarter of 2013. Year-to-date share based compensation costs totaled $23.7 million in 2014 and $25.4 million in 2013. The fair values for share options and performance-based restricted share awards are estimated on the date of grant using a lattice-based binomial model and Monte Carlo simulation model, respectively. Assumptions utilized in the models are evaluated and revised, as necessary, to reflect market conditions and experience.

As of June 30, 2014, $4.4 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.6 years. In addition, $33.5 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 1.7 years.

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

We repurchased 4.0 million shares for approximately $300 million during the second quarter of 2014, including repurchasing 2.6 million shares for $191 million from Scripps family members, and repurchased 1.5 million shares for approximately $100 million during the second quarter of 2013. For the year-to-date period of 2014, we repurchased 7.1 million shares for approximately $550 million, including the 2.6 million shares repurchased from Scripps family members, and repurchased 3.9 million shares for approximately $250 million for the year-to-date period of 2013. As of June 30, 2014, $1.1 billion remains available for repurchase under the program.

14. Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

( in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest cost	$856	$838	$1,712	$1,676
Expected return on plan assets, net of expenses	(1,150)	(1,088)	(2,300)	(2,176)
Amortization of net (gain)/loss	244	825	488	1,650

Total for defined benefit plans	(50)	575	(100)	1,150
Supplemental executive retirement plan (“SERP”)	945	1,069	1,890	2,138
Defined contribution plans	3,486	3,307	10,072	9,643

Total	$4,381	$4,951	$11,862	$12,931

Amortization of actuarial losses for our nonqualified supplemental executive retirement plan (“SERP”) totaled $0.5 million in the second quarter of 2014 and $0.7 million in the second quarter of 2013. Year-to-date amortization of actuarial losses totaled $1.0 million in 2014 and $1.4 million in 2013.

We contributed $3.0 million to fund current benefit payments for our SERP during the year-to-date period of 2014. We anticipate contributing $1.5 million to fund the SERP’s benefit payments during the remainder of fiscal 2014.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan that is available to certain management level employees and directors of the Company. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. The deferred compensation plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate owned life insurance contracts held in a rabbi trust to support the plan. We have invested $19.0 million within this rabbi trust and purchased $12.8 million of corporate owned life insurance contracts with these assets. The cash surrender value of the company owned life insurance contracts totaled $14.1 million at June 30, 2014 and $13.8 million at December 31, 2013 and are included in “Other assets” in our condensed consolidated balance sheets. Gains or losses related to the insurance contracts are included in the caption “Miscellaneous, net” in our condensed consolidated statement of operations. The unsecured obligation to pay the compensation deferred, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $41.8 million at June 30, 2014 and $38.9 million at December 31, 2013, and are included in “Other liabilities” in our condensed consolidated balance sheets.

15. Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following for the respective periods of 2014:

( in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$15,701	$(24,529)	$12,449	$(24,978)

Other comprehensive income (loss) before reclassifications	1,957		5,209
Amounts reclassified from AOCI		500		949

Net current-period other comprehensive income (loss)	1,957	500	5,209	949

AOCI balance as of June 30, 2014	$17,658	$(24,029)	$17,658	$(24,029)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments relate to the amortization of actuarial losses. These amounts are included within the “Selling, general and administrative” caption on our condensed consolidated statement of operations and totaled $0.8 million for the second quarter 2014 and $1.5 million for the year-to-date period of 2014 (see Note 14 Employee Benefit Plans for further information).

Changes in the AOCI balance by component consisted of the following for the respective periods of 2013:

( in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$(23,441)	$(43,477)	$5,645	$(44,507)

Other comprehensive income (loss) before reclassifications	3,694		(25,392)
Amounts reclassified from AOCI		952		1,982

Net current-period other comprehensive income (loss)	3,694	952	(25,392)	1,982

AOCI balance as of June 30, 2013	$(19,747)	$(42,525)	$(19,747)	$(42,525)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments totaled $1.5 million for the second quarter 2013 and $3.1 million for the year-to-date period of 2013.

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

The results of businesses not separately identified as reportable segments are included within our corporate and other caption. Corporate and other includes the results of the lifestyle-oriented channels we operate in the United Kingdom, other European markets, the Middle East, Africa, Asia-Pacific and Latin America, operating results from the international licensing of our national networks’ programming, and other interactive and digital business initiatives that are not associated with our lifestyle media or international businesses.

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

Information regarding our segments is as follows:

( in thousands )	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Segment operating revenues:
Lifestyle media	$684,531	$645,276	$1,308,012	$1,224,758
Corporate and other	25,026	19,852	46,021	34,755
Intersegment eliminations	(1,425)		(2,152)

Total operating revenues	$708,132	$665,128	$1,351,881	$1,259,513

Segment profit (loss):
Lifestyle media	$362,488	$346,054	$673,465	$626,626
Corporate and other	(43,203)	(26,373)	(83,446)	(59,471)

Total segment profit	319,285	319,681	590,019	567,155
Depreciation and amortization of intangible assets	(34,173)	(29,554)	(65,467)	(56,254)
Gains (losses) on disposal of property and equipment	(1,647)	(499)	(1,495)	(1,475)
Interest expense	(12,232)	(12,197)	(24,663)	(24,342)
Equity in earnings of affiliates	27,263	25,410	49,524	45,992
Miscellaneous, net	(468)	3,643	(195)	282

Income from operations before income taxes	$298,028	$306,484	$547,723	$531,358

( in thousands )	As of
	June 30,	December 31,
	2014	2013
Assets:
Lifestyle media	$2,909,637	$2,832,529
Corporate and other	1,159,640	1,605,918

Total assets	$4,069,277	$4,438,447

No single customer provides more than 10% of our total operating revenues.

Assets held by our businesses outside of the United States totaled $656 million at June 30, 2014 and $627 million at December 31, 2013.

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

Operating revenues in the second quarter of 2014 increased 6.5 percent to $708 million compared with the same period a year ago, while segment profit for the period was relatively flat at $319 million compared with a year earlier. Operating revenues for the year-to-date period of 2014 increased 7.3 percent to $1.4 billion compared with $1.3 billion for the same period in 2013. Segment profit for the year-to-date period of 2014 was $590 million compared with $567 million for the same period in 2013, a 4.0 percent increase.

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

Lifestyle media generated revenues of approximately $685 million during the second quarter of 2014, which represented 97 percent of our consolidated revenues, compared with $645 million and 97 percent for the second quarter of 2013. Lifestyle Media revenues were approximately $1.3 billion for the year-to-date period of 2014 compared with $1.2 billion for the same period in 2013. Lifestyle media generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. Advertising revenues for lifestyle media may be affected by the strength of advertising markets and general economic conditions and may also fluctuate depending on the success of our programming, as measured by viewership, at any given time. For the year-to-date period of 2014, revenues from advertising sales and affiliate fees were approximately 70 percent and 29 percent, respectively, of total revenue for the segment. Lifestyle media also earns revenue from the licensing of its content to third parties and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

Programming expense, employee costs, and sales and marketing expenses are the primary operating costs for lifestyle media. Program amortization represented 45 percent of lifestyle media expenses in 2014 reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

We also have established lifestyle media brands internationally. We currently broadcast 15 channels reaching approximately 136 million subscribers under the Food Network, HGTV, Travel Channel, Asian Food Channel, DIY Network and Fine Living Brands. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters that can be seen in over 259 territories. Operating results for our international businesses are reported within our corporate and other segment caption.

Our international businesses generated revenues of $20.4 million during the second quarter of 2014, which represented 2.9 percent of our consolidated revenues compared with $17.7 million and 2.7 percent for the second quarter of 2013. For the year-to-date period of 2014, our international business generated revenues of $39.1 million compared with $31.0 million for the year-to-date period of 2013. These businesses earn revenues primarily from advertising sales, affiliate fees, and the licensing of programming to third parties. In the year-to-date period of 2014, revenues from advertising sales, affiliate fees, and program licensing were approximately 32 percent, 54 percent and 14 percent, respectively, of total revenue for our international businesses. Satellite transmission fees, programming expense, employee costs, and sales and marketing expenses are the primary operating costs for our international businesses.

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

Consolidated results of operations were as follows:

( in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Operating revenues	$708,132	$665,128	6.5%	$1,351,881	$1,259,513	7.3%
Cost of services, excluding depreciation and amortization of intangible assets	(190,181)	(168,677)	12.7%	(371,319)	(332,428)	11.7%
Selling, general and administrative	(198,666)	(176,770)	12.4%	(390,543)	(359,930)	8.5%
Depreciation and amortization of intangible assets	(34,173)	(29,554)	15.6%	(65,467)	(56,254)	16.4%
Gains (losses) on disposal of property and equipment	(1,647)	(499)		(1,495)	(1,475)

Operating income	283,465	289,628	(2.1)%	523,057	509,426	2.7%
Interest expense	(12,232)	(12,197)	0.3%	(24,663)	(24,342)	1.3%
Equity in earnings of affiliates	27,263	25,410	7.3%	49,524	45,992	7.7%
Miscellaneous, net	(468)	3,643		(195)	282

Income from operations before income taxes	298,028	306,484	(2.8)%	547,723	531,358	3.1%
Provision for income taxes	(92,359)	(96,141)	(3.9)%	(169,265)	(169,828)	(0.3)%

Net income	205,669	210,343	(2.2)%	378,458	361,530	4.7%
Net income attributable to noncontrolling interests	(51,875)	(50,614)	2.5%	(96,368)	(93,982)	2.5%

Net income attributable to SNI	$153,794	$159,729	(3.7)%	$282,090	$267,548	5.4%

The increase in operating revenues for the second quarter of 2014 was due primarily to solid growth in advertising sales and affiliate fee revenue from our national television networks. Advertising revenues from our national networks increased $29.6 million or 6.5 percent for the second quarter of 2014 compared with the second quarter of 2013. For the year-to-date period of 2014 compared with the year-to-date period of 2013, advertising revenues were up $64.3 million or 7.6 percent. The increase in advertising revenues is primarily attributed to higher pricing in our sold advertising units. Affiliate fee revenues at our national television networks increased $7.4 million or 4.1 percent in the second quarter of 2014 compared with the second quarter of 2013. For the year-to-date period of 2014 compared with the year-to-date period of 2013, affiliate fee revenues were up $18.6 million or 5.2 percent. The increase in affiliate fee revenues is primarily due to contractual rate increases.

Cost of services, which are comprised of program amortization and the costs associated with distributing our content, increased 13 percent in the second quarter of 2014 and 12 percent in the year-to-date period of 2014 compared with the respective periods in 2013. Program amortization attributed to our continued investment in the improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $19.5 million in the second quarter of 2014 and $32.7 million for the year-to-date period of 2014 compared with 2013.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities. Selling, general and administrative expenses increased 12 percent in the second quarter of 2014 and 8.5 percent for the year-to-date period of 2014 compared with the respective periods in 2013. Costs of $9.7 million for the early termination of certain third party back-office and sales related services contributed to the increase in selling, general and administrative expenses in the second quarter and year-to-date periods of 2014. Additionally, the impact of the April 2013 Asian Food Channel acquisition and an increase in personnel costs contributed to the increase in selling, general and administrative expenses.

Interest expense primarily reflects the interest incurred on our outstanding borrowings. Our outstanding borrowings include $885 million aggregate principal amount Senior Notes that bear interest at 3.55% and mature on January 15, 2015. We also have $500 million aggregate principal amount Senior Notes outstanding that bear interest at 2.70% and mature on December 15, 2016.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates is our proportionate 50% share of results from UKTV. Our equity in earnings from the UKTV investment is reduced by amortization reflecting differences in the consideration paid for our equity interest in the entity and our 50% proportionate share of UKTV’s equity. Accordingly, equity in earnings of affiliates in the second quarter of 2014 includes our $12.8 million proportionate share of UKTV’s results for 2014 and $12.1 million for our proportionate share of UKTV’s results in the second quarter of 2013. For the year-to-date period of 2014, equity in earnings of affiliates includes $25.0 million for our proportionate share of UKTV’s results compared with $21.7 million for the year-to-date period of 2013. Equity in earnings of affiliates was reduced by amortization on the UKTV investment of $4.8 million and $4.4 million for the second quarter of 2014 and 2013, respectively. Equity in earnings of affiliates was reduced by amortization on the UKTV investment of $9.6 million for the year-to-date period of 2014 and $8.9 million for the year-to-date period of 2013.

We recognized foreign exchange losses of $0.3 million during the second quarter of 2014 and $1.1 million of gains were recognized during the second quarter of 2013. For the year-to-date periods of 2014 and 2013, we recognized foreign exchange losses of $0.4 million and $1.9 million, respectively. These gains and losses, reported within the “Miscellaneous, net” caption in our condensed consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances.

Our second quarter of 2014 effective income tax rate was 31.0 percent compared with 31.4 percent for the second quarter of 2013. For the year-to-date period of 2014, our effective income tax rate was 30.9 percent compared with 32.0 percent for the year-to-date period of 2013. Our effective tax rate in 2013 includes unfavorable tax adjustments totaling $10.5 million that reflect the impacts of the reinstatement of certain provisions included within the American Taxpayer Relief Act of 2012 and reaching agreement on certain income tax audits.

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

Information regarding the operating performance of our segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

( in thousands )	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Segment operating revenues:
Lifestyle media	$684,531	$645,276	6.1%	$1,308,012	$1,224,758	6.8%
Corporate and other	25,026	19,852	26.1%	46,021	34,755	32.4%
Intersegment eliminations	(1,425)			(2,152)

Total operating revenues	$708,132	$665,128	6.5%	$1,351,881	$1,259,513	7.3%

Segment profit (loss):
Lifestyle media	$362,488	$346,054	4.7%	$673,465	$626,626	7.5%
Corporate and other	(43,203)	(26,373)	63.8%	(83,446)	(59,471)	40.3%

Total segment profit	319,285	319,681	(0.1)%	590,019	567,155	4.0%
Depreciation and amortization of intangible assets	(34,173)	(29,554)	15.6%	(65,467)	(56,254)	16.4%
Gains (losses) on disposal of property and equipment	(1,647)	(499)		(1,495)	(1,475)
Interest expense	(12,232)	(12,197)	0.3%	(24,663)	(24,342)	1.3%
Equity in earnings of affiliates	27,263	25,410	7.3%	49,524	45,992	7.7%
Miscellaneous, net	(468)	3,643		(195)	282

Income from operations before income taxes	$298,028	$306,484	(2.8)%	$547,723	$531,358	3.1%

Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East and Africa (“EMEA”), Asia-Pacific and Latin America, operating results from the international licensing of our national networks’ programming, and the costs associated with both international expansion initiatives and other interactive and digital business initiatives. Corporate and other includes segment losses of $23.0 million in the second quarter of 2014 and $37.9 million for the year-to-date period of 2014 compared with $7.8 million in the second quarter of 2013 and $18.7 for the year-to-date period of 2013 from our international operations and other interactive and digital business initiatives. The corporate and other segment loss amounts in 2014 include $9.7 million of costs incurred for the early termination of service agreements provided for our Food Network and Fine Living operations in EMEA. In conjunction with the termination of these agreements, we also entered into a transitional services arrangement that sets out a detailed hand over plan for us to assume the activities associated with these provided services.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

( in thousands )	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating income	$283,465	$289,628	$523,057	$509,426
Depreciation and amortization of intangible assets:
Lifestyle media	27,111	25,465	52,456	48,781
Corporate and other	7,062	4,089	13,011	7,473
Losses (gains) on disposal of property and equipment:
Lifestyle media	1,647	429	1,495	1,405
Corporate and other		70		70

Total segment profit	$319,285	$319,681	$590,019	$567,155

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

Operating results for lifestyle media were as follows:

( in thousands )	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Segment operating revenues:
Advertising	$485,759	$456,206	6.5%	$911,757	$847,417	7.6%
Network affiliate fees, net	187,503	180,072	4.1%	377,674	359,035	5.2%
Other	11,269	8,998	25.2%	18,581	18,306	1.5%

Total segment operating revenues	684,531	645,276	6.1%	1,308,012	1,224,758	6.8%

Segment costs and expenses:
Cost of services	174,421	157,277	10.9%	339,692	311,693	9.0%
Selling, general and administrative	147,622	141,945	4.0%	294,855	286,439	2.9%

Total segment costs and expenses	322,043	299,222	7.6%	634,547	598,132	6.1%

Segment profit	$362,488	$346,054	4.7%	$673,465	$626,626	7.5%

Supplemental Information:
Program amortization	$148,620	$130,437		$286,044	$256,405
Program payments	185,275	146,890		366,574	289,572
Depreciation and amortization	27,111	25,465		52,456	48,781
Capital expenditures	9,882	12,118		21,066	27,438

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold, and audience impressions delivered by our programming. High single digit pricing growth was the primary contributor to our advertising revenue increases in the second quarter of 2014 and year-to-date period of 2014 compared with the respective periods of 2013.

Distribution agreements with cable and satellite television systems and telecommunication service providers require distributors to pay SNI fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. The increase in network affiliate fees for the second quarter and year-to-date period of 2014 compared with 2013 was primarily due to contractual rate increases. The total number of subscribers receiving our networks decreased slightly in 2014 compared with 2013.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $18.2 million in the second quarter of 2014 compared with the second quarter of 2013 and increased $29.6 million for the year-to-date period of 2014 compared with the year-to-date period of 2013.

Selling, general and administrative expenses increased in 2014 compared with 2013 due primarily to increases in personnel costs and in marketing and promotion costs at our television networks. Fluctuations in selling, general and administrative expenses from quarter to quarter can be impacted by the timing of marketing campaigns.

Supplemental financial information for lifestyle media is as follows:

( in thousands )	Three months ended			Six months ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Operating revenues by brand:
HGTV	$246,597	$230,957	6.8%	$473,812	$436,324	8.6%
Food Network	237,993	223,677	6.4%	456,966	431,260	6.0%
Travel Channel	85,227	83,864	1.6%	164,968	160,503	2.8%
DIY Network	43,209	38,587	12.0%	78,351	70,375	11.3%
Cooking Channel	32,229	28,493	13.1%	60,527	54,679	10.7%
Great American Country	7,849	7,016	11.9%	14,953	13,419	11.4%
Digital Businesses	27,124	28,633	(5.3)%	51,059	51,228	(0.3)%
Other	4,518	4,204	7.5%	7,778	8,100	(4.0)%
Intrasegment eliminations	(215)	(155)		(402)	(1,130)

Total segment operating revenues	$684,531	$645,276	6.1%	$1,308,012	$1,224,758	6.8%

Subscribers (1):
Food Network				97,700	99,400	(1.7)%
HGTV				96,500	98,400	(1.9)%
Travel Channel				92,700	94,500	(1.9)%
DIY Network				58,800	58,700	0.2%
Cooking Channel				62,800	60,500	3.8%
Great American Country				60,200	63,100	(4.6)%

(1)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $202 million at June 30, 2014 and $686 million at December 31, 2013. On March 31, 2014, we entered into a five year Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $650 million in aggregate borrowings and expires in March 2019. The Facility replaced our existing Competitive Advance and Revolving Credit Facility that collectively permitted aggregate borrowings up to $550 million and was due to expire on June 30, 2014. There were no outstanding borrowings under the Facility at June 30, 2014.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2014 will provide sufficient liquidity to continue the development of brands and to fund the capital expenditures to support our business.

Cash Flows

Cash and cash equivalents decreased $484 million for the six months ended 2014 and $90.1 million for the six months ended 2013. Components of these changes are discussed below in more detail.

Operating Activities – Cash provided by operating activities totaled $316 million for the six months ended 2014 and $428 million for the six months ended 2013.

Segment profit generated from our business segments totaled $590 million for the year-to-date period of 2014 and $567 million for the year-to-date period of 2013. Growth in operating revenues at our lifestyle media segment of 6.8 percent in 2014 compared with 2013 contributed to the year-over-year increase in segment profit. Program payments exceeded the program amortization recognized in our statement of operations by $83.1 million for the year-to-date period of 2014 and $36.0 million for the year-to-date period of 2013, reducing cash provided by operating activities for those periods. Cash provided by operating activities is also impacted by payments for income taxes and interest totaling $173 million the year-to-date period of 2014 and $120 million for the year-to-date period of 2013.

Investing Activities – Cash used in investing activities totaled $48.9 million for the year-to-date period of 2014 and $122 million for the year-to-date period of 2013. Capital expenditures totaled $25.9 million for the year-to-date period of 2014 and $36.1 million for the year-to-date period of 2013.

On April 12, 2013, we acquired the Asian Food Channel (“AFC”) for net cash consideration of approximately $64.4 million.

A noncontrolling owner holds a 35% residual interest in the Travel Channel and the owner of that interest has a put option right requiring us to repurchase their interest. The put option becomes exercisable beginning August 17, 2014. The noncontrolling interest will receive the fair value for their interest following the exercise of the option. As of June 30, 2014, we valued the noncontrolling owner’s interest in the Travel Channel at $125 million.

Financing Activities – Cash used in financing activities totaled $751 million for the year-to-date period of 2014 and $395 million for the year-to-date period of 2013.

Under a share repurchase program approved by the Board of Directors in July 2012, we were authorized to repurchase $1 billion of Class A Common shares. On February 13, 2014, the Board of Directors authorized an additional $1 billion for the Company’s share repurchase plan. For the year-to-date period of 2014, we repurchased 7.1 million shares for approximately $550 million and repurchased 3.9 million shares for total consideration of $250 million during the year-to-date period of 2013.

As of June 30, 2014, $1.1 billion remains available for repurchase under our share repurchase program. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

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

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s noncontrolling interest were $155 million in the year-to-date period of 2014 and $124 million for the year-to-date period of 2013. Cash distributions to Travel Channel’s noncontrolling interest were $16.1 million in the year-to-date period of 2014 and $3.2 million in the year-to-date period of 2013. We expect cash distributions to noncontrolling interests will approximate $220 million in 2014.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2014, the Board of Directors approved an increase in the quarterly dividend rate to $.20 per share. Total dividend payments to shareholders of our common stock were $57.5 million in the year-to-date period of 2014 and $44.4 million in the year-to-date period of 2013. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

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

We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $500 million of Senior Notes in December 2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A 100 basis point increase in the level of interest rates would decrease the fair value of the Senior Notes by approximately $16.7 million.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands )	As of June 30, 2014		As of December 31, 2013
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,919	$898,402	$884,844	$910,411
2.70% notes due in 2016	499,705	519,130	499,644	519,510

Total debt	$1,384,624	$1,417,532	$1,384,488	$1,429,921

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $125 million at June 30, 2014 and $122 million at December 31, 2013, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such notes receivable is believed to approximate fair value.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. The change in fair value of non-designated contracts is included in current period earnings within our Miscellaneous, net caption. The gross notional value of foreign exchange rate derivative contracts were $239 million at June 30, 2014 and $236 million at December 31, 2013. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at June 30, 2014 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $23.9 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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