Form 10-Q
period 2014-09-30
Scripps Networks Interactive, Inc.
filed 2014-11-06
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2014 there were 102,794,836 of the Registrant’s Class A Common shares outstanding and 34,317,171 of the Registrant’s Common Voting shares outstanding.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC.

REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

Under a share repurchase program authorized by the Board of Directors, the Company is permitted to acquire $2 billion of its Class A Common shares.

As of September 30, 2014, $847 million remains available for repurchase under the share repurchase program. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
7/1/14—7/31/14				$1,096,700,694
8/1/14—8/31/14	1,822,505	$79.96	1,822,505	950,968,091
9/1/14—9/30/14	1,324,013	78.70	1,324,013	846,763,703

Total	3,146,518	$79.43	3,146,518	$846,763,703

The number of shares repurchased during the third quarter represented 3.0% of Class A Common shares that were outstanding as of the beginning of the quarter.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: November 6, 2014	BY:	/s/ Joseph G. NeCastro
Joseph G. NeCastro Chief Financial & Administrative Officer (Principal Financial and Accounting Officer)

5

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

( in thousands, except share and par value amounts)	As of
	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$157,285	$686,371
Accounts receivable (less allowances: 2014—$10,827; 2013—$6,853)	590,154	619,619
Programs and program licenses	464,708	423,949
Deferred income taxes	53,092	41,140
Other current assets	49,442	90,231

Total current assets	1,314,681	1,861,310
Investments	488,628	488,198
Property and equipment, net	232,240	246,350
Goodwill	574,210	574,582
Other intangible assets, net	611,953	655,009
Programs and program licenses (less current portion)	475,530	413,057
Deferred income taxes	68,042	39,075
Other non-current assets	156,274	160,866

Total Assets	$3,921,558	$4,438,447

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,661	$18,278
Current portion of debt	884,956
Program rights payable	37,042	30,412
Customer deposits and unearned revenue	47,336	70,427
Employee compensation and benefits	55,871	67,188
Accrued marketing and advertising costs	5,527	11,053
Other accrued liabilities	79,260	81,341

Total current liabilities	1,126,653	278,699
Debt (less current portion)	499,736	1,384,488
Other liabilities (less current portion)	220,051	223,368

Total liabilities	1,846,440	1,886,555

Redeemable noncontrolling interest	119,460	133,000

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par—authorized: 25,000,000 shares; none outstanding
Common stock, $.01 par:
Class A—authorized: 240,000,000 shares; issued and outstanding: 2014—102,786,682 shares; 2013—111,891,667 shares	1,028	1,119
Voting—authorized: 60,000,000 shares; issued and outstanding: 2014—34,317,171 shares; 2013—34,317,171 shares	343	343

Total	1,371	1,462
Additional paid-in capital	1,404,831	1,447,496
Retained earnings	299,783	662,574
Accumulated other comprehensive income (loss)	(24,068)	(12,529)

Total SNI shareholders’ equity	1,681,917	2,099,003
Noncontrolling interest	273,741	319,889

Total equity	1,955,658	2,418,892

Total Liabilities and Equity	$3,921,558	$4,438,447

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

( in thousands, except per share data )	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Revenues:
Advertising	$432,149	$410,189	$1,362,878	$1,267,440
Network affiliate fees, net	198,236	191,056	597,158	567,895
Other	14,038	15,656	36,268	41,079

Total operating revenues	644,423	616,901	1,996,304	1,876,414

Cost of services, excluding depreciation and amortization of intangible assets	207,099	178,221	578,418	510,649
Selling, general and administrative	167,361	176,644	557,904	536,574
Depreciation	17,541	15,593	55,221	45,176
Amortization of intangible assets	14,076	13,921	41,863	40,592
Losses (gains) on disposal of property and equipment	(448)	95	1,047	1,570

Total operating expenses	405,629	384,474	1,234,453	1,134,561

Operating income	238,794	232,427	761,851	741,853
Interest expense	(12,235)	(12,337)	(36,898)	(36,679)
Equity in earnings of affiliates	17,586	15,180	67,110	61,172
Miscellaneous, net	2,066	(626)	1,871	(344)

Income from operations before income taxes	246,211	234,644	793,934	766,002
Provision for income taxes	75,910	64,174	245,175	234,002

Net income	170,301	170,470	548,759	532,000
Less: net income attributable to noncontrolling interests	38,962	41,467	135,330	135,449

Net income attributable to SNI	$131,339	$129,003	$413,429	$396,551

Net income attributable to SNI common shareholders per share of common stock:
Net income attributable to SNI common shareholders per basic share of common stock	$0.93	$0.88	$2.90	$2.69
Net income attributable to SNI common shareholders per diluted share of common stock	$0.93	$0.87	$2.88	$2.67

Weighted average shares outstanding:
Weighted average basic shares outstanding	140,738	146,578	142,786	147,499
Weighted average diluted shares outstanding	141,628	147,802	143,703	148,646

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ( UNAUDITED )

( in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$170,301	$170,470	$548,759	$532,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax—2014, $403 and $683; 2013, ($150) and $563	(18,311)	23,471	(13,168)	(2,095)
Pension liability adjustments, net of tax—2014, ($318) and ($895); 2013, ($596) and ($1,692)	518	844	1,467	2,826

Comprehensive income	152,508	194,785	537,058	532,731
Less: comprehensive income attributable to noncontrolling interests	38,867	41,509	135,168	135,317

Comprehensive income attributable to SNI	$113,641	$153,276	$401,890	$397,414

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Nine months ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$548,759	$532,000
Depreciation and amortization of intangible assets	97,084	85,768
Program amortization	463,802	404,636
Equity in earnings of affiliates	(67,110)	(61,172)
Program payments	(561,249)	(470,454)
Dividends received from equity investments	78,852	60,035
Deferred income taxes	(41,131)	61,869
Stock and deferred compensation plans	32,111	38,624
Changes in certain working capital accounts (excluding the effects of acquisition):
Accounts receivable	29,268	(8,265)
Other assets	(4,523)	(2,218)
Accounts payable	(1,411)	1,756
Accrued employee compensation and benefits	(10,982)	2,019
Accrued / refundable income taxes	43,966	(5,320)
Other liabilities	(34,175)	26,065
Other, net	6,917	18,020

Cash provided by (used in) operating activities	580,178	683,363

Cash Flows from Investing Activities:
Additions to property and equipment	(41,784)	(47,394)
Collections (funds advanced) on note receivable	3,776	11,689
Purchase of long-term investments	(17,042)	(171)
Purchase of subsidiary companies, net of cash acquired		(64,412)
Other, net	(5,498)	(31,952)

Cash provided by (used in) investing activities	(60,548)	(132,240)

Cash Flows from Financing Activities:
Proceeds from debt	120,000
Payments on debt	(120,000)
Dividends paid	(85,364)	(66,367)
Dividends paid to noncontrolling interests	(194,856)	(146,647)
Repurchase of Class A common stock	(800,062)	(253,203)
Proceeds from stock options	35,118	36,500
Other, net	(2,417)	(2,539)

Cash provided by (used in) financing activities	(1,047,581)	(432,256)

Effect of exchange rate changes on cash and cash equivalents	(1,135)	182

Increase (decrease) in cash and cash equivalents	(529,086)	119,049
Cash and cash equivalents:
Beginning of year	686,371	437,525

End of period	$157,285	$556,574

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$38,946	$38,660
Income taxes paid	228,184	155,232

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY ( UNAUDITED )

( in thousands, except share data )	SNI Shareholders						Redeemable
				Accumulated			Noncontrolling
		Additional		Other			Interest
	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total	(Temporary
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity	Equity)
Balance as of December 31, 2012	$1,489	$1,405,699	$452,598	$(38,862)	$307,127	$2,128,051	$136,500
Comprehensive income (loss)			396,551	863	124,742	522,156	10,575
Dividends paid to noncontrolling interest					(140,277)	(140,277)	(6,370)
Dividends: declared and paid—$.45 per share			(66,367)			(66,367)
Convert 2 Voting Shares to Class A Common Shares
Repurchase of 3,917,471 Class A Common shares	(39)	(38,537)	(214,627)			(253,203)
Stock-based compensation expense		31,505				31,505
Exercise of employee stock options: 846,242 shares issued	8	36,492				36,500
Other stock-based compensation, net: 334,111 shares issued; 101,297 shares repurchased	3	(4,719)				(4,716)
Tax benefits of compensation plans		4,351				4,351

Balance as of September 30, 2013	$1,461	$1,434,791	$568,155	$(37,999)	$291,592	$2,258,000	$140,705

Balance as of December 31, 2013	$1,462	$1,447,496	$662,574	$(12,529)	$319,889	$2,418,892	$133,000
Comprehensive income (loss)			413,429	(11,539)	126,780	528,670	8,388
Dividends paid to noncontrolling interests					(172,928)	(172,928)	(21,928)
Dividends: declared and paid—$.60 per share			(85,364)			(85,364)
Repurchase of 10,302,935 Class A Common shares	(103)	(109,103)	(690,856)			(800,062)
Stock-based compensation expense		29,658				29,658
Exercise of employee stock options: 905,520 shares issued	9	35,109				35,118
Other stock-based compensation, net: 443,956 shares issued; 151,526 shares repurchased	3	(9,771)				(9,768)
Tax benefits of compensation plans		11,442				11,442

Balance as of September 30, 2014	$1,371	$1,404,831	$299,783	$(24,068)	$273,741	$1,955,658	$119,460

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

Description of Business

The Company operates in the media industry and has interests in national television networks and internet based media outlets. The Company’s reportable segment is lifestyle media. The lifestyle media segment includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving food, home and travel related categories.

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

The following table presents information about basic and diluted weighted-average shares outstanding:

( in thousands )	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted-average shares outstanding:
Basic	140,738	146,578	142,786	147,499
Dilutive effect of equity awards	890	1,224	917	1,147

Diluted weighted-average shares outstanding	141,628	147,802	143,703	148,646

Anti-dilutive share awards	288	12	301	168

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

5. Other Charges and Credits

Contract termination costs – In the second quarter of 2014, we reached an agreement to terminate the master services agreement and sales agency agreement related to services provided for our Food Network and Fine Living operations in Europe, the Middle East and Africa. We also entered into an arrangement that establishes a transition plan for us to assume the activities associated with these provided services. Our year-to-date 2014 selling, general and administrative expenses include a $9.7 million charge for the early termination of these agreements.

Income tax adjustments – The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. The bill includes the reinstatement of the provision which allows programmers to immediately expense production costs which are incurred in the United States. Since the legislation was not enacted until 2013, the impact of this provision was not recognized in our 2012 financial results and was reflected as a $4.1 million unfavorable discrete item in the first quarter of 2013. In the third quarter of 2013, we recorded a $5.4 million favorable tax adjustment reflecting an increase in the taxable income attributable to businesses with noncontrolling owners. For the year-to-date period of 2013, our income tax provision also includes $6.4 million of unfavorable adjustments that are primarily attributed to income tax audit settlements.

6. Investments

Investments consisted of the following:

(in thousands)	As of
	September 30,	December 31,
	2014	2013
Equity-method investments	$456,716	$473,018
Cost-method investments	31,912	15,180

Total investments	$488,628	$488,198

Investments accounted for using the equity method include the Company’s investments in UKTV (50% owned), HGTV Canada (33% owned), Food Canada (29% owned), Fox-BRV Southern Sports Holdings (7.25% owned), Food Network Magazine JV (50% owned) and HGTV Magazine JV (50% owned).

UKTV receives financing through loans provided by us. These loans, totaling $121 million at September 30, 2014 and $122 million at December 31, 2013, and reported within “Other non-current assets” in our condensed consolidated balance sheet, effectively act as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements, and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling, and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. The Company’s investment in UKTV was $397 million at September 30, 2014 and $413 million at December 31, 2013.

A portion of the purchase price from our 50% investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization recorded on these intangible assets reduces our equity in earnings recognized from the UKTV investment. Estimated amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be $4.6 million for the remainder of 2014, $17.6 million in 2015, and $15.3 million in 2016, 2017, and 2018.

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

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014:

( in thousands )
	Total	Level 1	Level 2	Level 3
Assets -
Cash equivalents	$33,432	$33,432
Liabilities -
Derivative liability	$896		$896
Temporary equity -
Redeemable noncontrolling interest	$119,460			$119,460

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

( in thousands )
	Total	Level 1	Level 2	Level 3
Assets-
Cash equivalents	$408,142	$408,142
Derivative asset	252		$252

Total assets	$408,394	$408,142	$252

Temporary equity -
Redeemable noncontrolling interest	$133,000			$133,000

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

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

( in thousands )	Redeemable Noncontrolling Interest
	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning period balance	$124,763	$141,253	$133,000	$136,500
Dividends paid to noncontrolling interest	(5,863)	(3,220)	(21,928)	(6,370)
Net income	560	2,672	8,388	10,575

End period balance	$119,460	$140,705	$119,460	$140,705

The net income amounts reflected in the table above are reported within the “net income attributable to noncontrolling interests” line in our condensed consolidated statements of operations.

Other Financial Instruments—The carrying values of our financial instruments do not materially differ from their estimated fair values as of 2014 and 2013 except for debt, which is disclosed in Note 9–Debt.

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

( in thousands )	As of
	September 30,	December 31,
	2014	2013
Goodwill	$618,596	$618,968
Accumulated impairments	(44,386)	(44,386)

Goodwill, net	$574,210	$574,582

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	589,168	590,460
Customer lists	94,817	94,868
Copyrights and other trade names	66,973	67,037
Acquired rights and other	120,227	120,227

Total carrying amount	871,185	872,592

Accumulated amortization:
Acquired network distribution rights	(150,564)	(128,038)
Customer lists	(68,471)	(57,281)
Copyrights and other trade names	(19,160)	(16,241)
Acquired rights and other	(21,037)	(16,023)

Total accumulated amortization	(259,232)	(217,583)

Total other intangible assets, net	611,953	655,009

Total goodwill and other intangible assets, net	$1,186,163	$1,229,591

During the nine month periods of 2014 and 2013, we made cash payments totaling $10.3 million and $30.7 million, respectively, that relate to intangible assets acquired in 2012. These cash payments are reported as an investing activity in the “Other, net” caption of our condensed consolidated statement of cash flows. Estimated amortization expense of intangible assets for each of the next five years is as follows: $13.6 million for the remainder of 2014, $46.6 million in 2015, $45.5 million in 2016, $44.3 million in 2017, $44.2 million in 2018 and $417.8 million in later years.

Activity related to goodwill by business segment was as follows:

( in thousands )	Lifestyle	Corporate
	Media	and other	Total
Goodwill:
Balance as of December 31, 2013	$510,484	$64,098	$574,582
Foreign currency translation adjustment		(372)	(372)

Balance as of September 30, 2014	$510,484	$63,726	$574,210

9. Debt

Debt consisted of the following:

( in thousands )	As of
	September 30,	December 31,
	2014	2013
3.55% senior notes due in 2015	$884,956	$884,844
2.70% senior notes due in 2016	499,736	499,644

Total debt	1,384,692	1,384,488
Current portion of debt	(884,956)

Debt (less current portion)	$499,736	$1,384,488

Fair value of debt*	$1,407,703	$1,429,921

*	The fair value of the senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

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

On March 31, 2014, we entered into a five year Competitive Advance and Revolving Credit Facility (the “ Facility”) that permits $650 million in aggregate borrowings and expires in March 2019. The Facility replaced our existing Competitive Advance and Revolving Credit Facility that collectively permitted aggregate borrowings up to $550 million and was due to expire on June 30, 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 90 basis points and undrawn amounts bearing interest at 10 basis points as of September 30, 2014. There were no outstanding borrowings under the Facility at September 30, 2014 or December 31, 2013.

The Facility and Senior Note agreements include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

10. Other Liabilities

Other liabilities consisted of the following:

( in thousands )	As of
	September 30,	December 31,
	2014	2013
Liability for pension and post employment benefits	$64,281	$64,952
Deferred compensation	39,119	36,667
Liability for uncertain tax positions	82,300	80,898
Other	34,351	40,851

Other liabilities (less current portion)	$220,051	$223,368

The “Other” caption in the table above includes obligations recognized for the purchase of intangible assets that totaled $21.8 million at September 30, 2014 and $31.4 million at December 31, 2013. The “Other” caption also includes the estimated Real Gravity contingent consideration liability that totaled $9.8 million at September 30, 2014 and $8.3 million at December 31, 2013.

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

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts outstanding was $130 million at September 30, 2014 and $236 million at December 31, 2013.

We recognized $0.9 million of losses during the year-to-date period of 2014 and $0.5 million of gains for the same period in 2013 from these forward contracts which are reported in the “Miscellaneous, net” caption in the condensed consolidated statements of operations. The gains and losses recognized from these forward contracts are offset by foreign exchange transaction gains of $0.8 million that have been recognized in 2014 and $2.3 million of losses that were recognized in 2013. Foreign exchange transaction gains and losses are also recorded in the “Miscellaneous, net” caption in our condensed consolidated statement of operations.

12. Redeemable Noncontrolling Interest and Noncontrolling Interest

Redeemable Noncontrolling Interest

A noncontrolling interest holds a 35% residual interest in the Travel Channel. The noncontrolling interest has the right to require us to repurchase their interest and we have an option to acquire their interest. The noncontrolling interest will receive the fair value for their interest at the time either option is exercised. The put option on the noncontrolling interest in the Travel Channel became exercisable on August 17, 2014. The call option becomes exercisable in August of 2015.

Noncontrolling Interest

The Food Network is operated and organized under the terms of a general partnership (the “Partnership”). SNI and a noncontrolling owner hold interests in the Partnership. During the fourth quarter of 2012, the Partnership agreement was extended and specifies a dissolution date of December 31, 2014. The partners are currently discussing an extension of the term of the partnership. If the term of the Partnership is not extended prior to that date, the agreement permits the Company, as the holder of approximately 80% of the applicable votes, to reconstitute the Partnership and continue its business. There are also other options for continuing the business of the Partnership, which the Company is considering. We expect that the partners, or the management committee of the partnership, will take action prior to December 31, 2014 to continue the partnership.

13. Stock Based Compensation and Share Repurchase Program

We have a Long-Term Incentive Plan (the “Plan”) which is described more fully in our Annual Report on Form 10-K for the year ended December 31, 2013. The Plan provides for long-term equity incentive compensation for key employees and members of the Board of Directors. A variety of discretionary awards for employees and non-employee directors are authorized under the plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock awards and performance awards.

For the year-to-date period of 2014, the Company granted 0.3 million stock options and 0.3 million restricted share awards, including performance share awards. The number of shares ultimately issued for the performance share awards depends upon the specified performance conditions attained. Share based compensation costs totaled $6.0 million for the third quarter of 2014 and $6.1 million for the third quarter of 2013. Year-to-date share based compensation costs totaled $29.7 million in 2014 and $31.5 million in 2013. The fair values for share options and performance-based restricted share awards are estimated on the date of grant using a lattice-based binomial model and Monte Carlo simulation model, respectively. Assumptions utilized in the models are evaluated and revised, as necessary, to reflect market conditions and experience.

As of September 30, 2014, $3.6 million of total unrecognized stock-based compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.3 years. In addition, $28.5 million of total unrecognized stock-based compensation cost related to restricted stock awards, including performance awards, is expected to be recognized over a weighted-average period of 1.4 years.

Share Repurchase Program

Under a share repurchase program authorized by the Board of Directors, we are permitted to acquire $2 billion of Class A Common shares. All shares repurchased under the program are constructively retired and returned to unissued shares. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

We repurchased 3.1 million shares for approximately $250 million during the third quarter of 2014 and repurchased 45,730 shares for approximately $3.1 million during the third quarter of 2013. For the year-to-date period of 2014, we repurchased 10.3 million shares for approximately $800 million, including repurchasing 2.6 million shares for $191 million from Scripps family members, and repurchased 3.9 million shares for approximately $253 million for the year-to-date period of 2013. As of September 30, 2014, $847 million remains available for repurchase under the program.

14. Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

( in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest cost	$816	$910	$2,528	$2,586
Expected return on plan assets, net of expenses	(1,144)	(1,098)	(3,444)	(3,274)
Amortization of net (gain)/loss	291	729	779	2,379
Settlement charges	1,031	1,462	1,031	1,462

Total for defined benefit plans	994	2,003	894	3,153
Supplemental executive retirement plan (“SERP”)	2,148	2,025	4,038	4,163
Defined contribution plans	4,019	3,403	14,091	13,046

Total	$7,161	$7,431	$19,023	$20,362

Amortization of actuarial losses for our nonqualified supplemental executive retirement plan (“SERP”) totaled $0.6 million in the third quarter of 2014 and $0.7 million in the third quarter of 2013. Year-to-date amortization of actuarial losses totaled $1.6 million in 2014 and $2.1 million in 2013.

We recognized settlement charges related to lump-sum distributions from our defined benefit and SERP retirement plans of $2.2 million in 2014 and $2.4 million in 2013. Settlement charges are recorded when total lump sum distributions for a plan’s year exceed the total projected service cost and interest cost for that plan year.

We contributed $3.5 million to fund current benefit payments for our SERP during the year-to-date period of 2014. We anticipate contributing $1.0 million to fund the SERP’s benefit payments during the remainder of fiscal 2014.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan that is available to certain management level employees and directors of the Company. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. The deferred compensation plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate owned life insurance contracts held in a rabbi trust to support the plan. We have invested $19.0 million within this rabbi trust and purchased $12.8 million of corporate owned life insurance contracts with these assets. The cash surrender value of the company owned life insurance contracts totaled $14.5 million at September 30, 2014 and $13.8 million at December 31, 2013 and are included in “Other assets” in our condensed consolidated balance sheets. Gains or losses related to the insurance contracts are included in the caption “Miscellaneous, net” in our condensed consolidated statement of operations. The unsecured obligation to pay the compensation deferred, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $41.3 million at September 30, 2014 and $38.9 million at December 31, 2013, and are included in “Other liabilities” in our condensed consolidated balance sheets.

15. Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following for the respective periods of 2014:

( in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$17,658	$(24,029)	$12,449	$(24,978)

Other comprehensive income (loss) before reclassifications	(18,215)	45	(13,006)	45
Amounts reclassified from AOCI		473		1,422

Net current-period other comprehensive income (loss)	(18,215)	518	(13,006)	1,467

AOCI balance as of September 30, 2014	$(557)	$(23,511)	$(557)	$(23,511)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments relate to the amortization of actuarial losses. These amounts are included within the “Selling, general and administrative” caption on our condensed consolidated statement of operations and totaled $0.8 million for the third quarter 2014 and $2.3 million for the year-to-date period of 2014 (see Note 14–Employee Benefit Plans for further information).

Changes in the AOCI balance by component consisted of the following for the respective periods of 2013:

( in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$(19,747)	$(42,525)	$5,645	$(44,507)

Other comprehensive income (loss) before reclassifications	23,429	(61)	(1,963)	(61)
Amounts reclassified from AOCI		905		2,887

Net current-period other comprehensive income (loss)	23,429	844	(1,963)	2,826

AOCI balance as of September 30, 2013	$3,682	$(41,681)	$3,682	$(41,681)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments totaled $1.4 million for the third quarter 2013 and $4.5 million for the year-to-date period of 2013.

16. Segment Information

The Company determines its operating segments based upon our management and internal reporting structure. We manage our operations through one reportable operating segment, lifestyle media.

Lifestyle media includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving home, food and travel related categories. The Food Network and Cooking Channel are included in the Food Network partnership of which we own approximately 69%. We also own 65% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. Lifestyle media earns revenue primarily from the sale of advertising time and from affiliate fees paid by distributors of our content.

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

Information regarding our segments is as follows:

( in thousands )	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Segment operating revenues:
Lifestyle media	$618,090	$593,135	$1,926,102	$1,817,893
Corporate and other	27,110	24,990	73,131	59,745
Intersegment eliminations	(777)	(1,224)	(2,929)	(1,224)

Total operating revenues	$644,423	$616,901	$1,996,304	$1,876,414

Segment profit (loss):
Lifestyle media	$296,639	$289,534	$970,104	$916,160
Corporate and other	(26,676)	(27,498)	(110,122)	(86,969)

Total segment profit	269,963	262,036	859,982	829,191
Depreciation and amortization of intangible assets	(31,617)	(29,514)	(97,084)	(85,768)
Gains (losses) on disposal of property and equipment	448	(95)	(1,047)	(1,570)
Interest expense	(12,235)	(12,337)	(36,898)	(36,679)
Equity in earnings of affiliates	17,586	15,180	67,110	61,172
Miscellaneous, net	2,066	(626)	1,871	(344)

Income from operations before income taxes	$246,211	$234,644	$793,934	$766,002

( in thousands )	As of
	September 30,	December 31,
	2014	2013
Assets:
Lifestyle media	$2,826,743	$2,832,529
Corporate and other	1,094,815	1,605,918

Total assets	$3,921,558	$4,438,447

No single customer provides more than 10% of our total operating revenues.

Assets held by our businesses outside of the United States totaled $632 million at September 30, 2014 and $627 million at December 31, 2013.

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

Operating revenues in the third quarter of 2014 increased 4.5 percent to $644 million compared with the same period a year ago, while segment profit for the period was $270 million compared with $262 million a year earlier, a 3.0 percent increase. Operating revenues for the year-to-date period of 2014 increased 6.4 percent to $2.0 billion compared with $1.9 billion for the same period in 2013. Segment profit for the year-to-date period of 2014 was $860 million compared with $829 million for the same period in 2013, a 3.7 percent increase.

We manage our operations through our reportable operating segment, lifestyle media. Lifestyle media includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving home, food and travel related categories. Our lifestyle media branded websites consistently rank at or near the top in their respective lifestyle categories on a unique visitor basis.

Lifestyle media generated revenues of approximately $618 million during the third quarter of 2014, which represented 96 percent of our consolidated revenues, compared with $593 million and 96 percent for the third quarter of 2013. Lifestyle media revenues were approximately $1.9 billion for the year-to-date period of 2014 compared with $1.8 billion for the same period in 2013. Lifestyle media generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable television operators, direct-to-home satellite services and other distributors that carry our network programming. Advertising revenues for lifestyle media may be affected by the strength of advertising markets and general economic conditions and may also fluctuate depending on the success of our programming, as measured by viewership, at any given time. For the year-to-date period of 2014, revenues from advertising sales and affiliate fees were approximately 69 percent and 29 percent, respectively, of total revenue for the segment. Lifestyle media also earns revenue from the licensing of its content to third parties and the licensing of its brands for consumer products such as videos, books, kitchenware and tools.

Programming expense, employee costs, and sales and marketing expenses are the primary operating costs for lifestyle media. Program amortization represented 47 percent of lifestyle media expenses in 2014 reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

We also have established lifestyle media brands internationally. We currently broadcast 16 channels reaching approximately 126 million subscribers under the Food Network, HGTV, Travel Channel, Asian Food Channel, DIY Network and Fine Living Brands. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters that can be seen in over 168 territories. Operating results for our international businesses are reported within our corporate and other segment caption.

Our international businesses generated revenues of $23.8 million during the third quarter of 2014, which represented 3.7 percent of our consolidated revenues compared with $21.6 million and 3.5 percent for the third quarter of 2013. For the year-to-date period of 2014, our international business generated revenues of $62.9 million compared with $52.6 million for the year-to-date period of 2013. These businesses earn revenues primarily from advertising sales, affiliate fees, and the licensing of programming to third parties. In the year-to-date period of 2014, revenues from advertising sales, affiliate fees, and program licensing were approximately 30 percent, 51 percent and 19 percent, respectively, of total revenue for our international businesses. Satellite transmission fees, programming expense, employee costs, and sales and marketing expenses are the primary operating costs for our international businesses.

The growth of our international business both organically and through acquisitions and joint ventures continues to be a strategic priority of the Company. In the third quarter of 2014, we announced the launch of Food Network in Brazil. During the first quarter of 2014, we launched the Fine Living Network in Italy. In the second quarter of 2013, we completed our acquisition of the Asian Food Channel (“AFC”). AFC, which is based in Singapore, is an independent company which broadcasts 24 hours a day, seven days a week and leverages a substantial library of acquired Asian and international video content as well as a growing number of originally-produced programs and reaches about 8 million subscribers in 11 markets. In the second quarter of 2012, we completed the acquisition of Travel Channel International (“TCI”). TCI is an independent company headquartered in the United Kingdom that broadcasts in 21 languages to 128 countries across Europe, the Middle East, Africa, and Asia-Pacific.

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

Consolidated results of operations were as follows:

( in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Operating revenues	$644,423	$616,901	4.5%	$1,996,304	$1,876,414	6.4%
Cost of services, excluding depreciation and amortization of intangible assets	(207,099)	(178,221)	16.2%	(578,418)	(510,649)	13.3%
Selling, general and administrative	(167,361)	(176,644)	(5.3)%	(557,904)	(536,574)	4.0%
Depreciation and amortization of intangible assets	(31,617)	(29,514)	7.1%	(97,084)	(85,768)	13.2%
Gains (losses) on disposal of property and equipment	448	(95)		(1,047)	(1,570)

Operating income	238,794	232,427	2.7%	761,851	741,853	2.7%
Interest expense	(12,235)	(12,337)	(0.8)%	(36,898)	(36,679)	0.6%
Equity in earnings of affiliates	17,586	15,180	15.8%	67,110	61,172	9.7%
Miscellaneous, net	2,066	(626)		1,871	(344)

Income from operations before income taxes	246,211	234,644	4.9%	793,934	766,002	3.6%
Provision for income taxes	(75,910)	(64,174)	18.3%	(245,175)	(234,002)	4.8%

Net income	170,301	170,470	(0.1)%	548,759	532,000	3.2%
Net income attributable to noncontrolling interests	(38,962)	(41,467)	(6.0)%	(135,330)	(135,449)	(0.1)%

Net income attributable to SNI	$131,339	$129,003	1.8%	$413,429	$396,551	4.3%

The increase in operating revenues for the third quarter of 2014 was due primarily to solid growth in advertising sales and affiliate fee revenue from our national television networks. Advertising revenues from our national networks increased $20.1 million or 5.0 percent for the third quarter of 2014 compared with the third quarter of 2013. For the year-to-date period of 2014 compared with the year-to-date period of 2013, advertising revenues were up $84.5 million or 6.8 percent. The increase in advertising revenues is primarily attributed to higher pricing in our sold advertising units. Affiliate fee revenues at our national television networks increased $5.9 million or 3.2 percent in the third quarter of 2014 compared with the third quarter of 2013. For the year-to-date period of 2014 compared with the year-to-date period of 2013, affiliate fee revenues were up $24.5 million or 4.5 percent. The increase in affiliate fee revenues is primarily due to contractual rate increases.

Cost of services, which are comprised of program amortization and the costs associated with distributing our content, increased 16 percent in the third quarter of 2014 and 13 percent in the year-to-date period of 2014 compared with the respective periods in 2013. Program amortization attributed to our continued investment in the improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $26.4 million in the third quarter of 2014 and $59.2 million for the year-to-date period of 2014 compared with 2013.

Selling, general and administrative expenses are primarily comprised of sales, marketing and advertising expenses, research costs, administrative costs, and costs of facilities. Increases in marketing and promotion costs and $9.7 million of contract termination costs incurred in the second quarter of 2014 contributed to the increase in selling, general and administrative expenses in the year-to-date period of 2014 compared with the year-to-date period of 2013. Personnel transition costs that were incurred in the third quarter of 2013 contributed to the 2014 quarter over quarter decrease in selling, general and administrative costs.

Interest expense primarily reflects the interest incurred on our outstanding borrowings. Our outstanding borrowings include $885 million aggregate principal amount Senior Notes that bear interest at 3.55% and mature on January 15, 2015. We also have $500 million aggregate principal amount Senior Notes outstanding that bear interest at 2.70% and mature on December 15, 2016.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates is our proportionate 50% share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces equity in earnings we recognize from the UKTV investment. Accordingly, equity in earnings of affiliates in the third quarter of 2014 includes our $8.4 million proportionate share of UKTV’s results and $6.4 million for our proportionate share of UKTV’s results in the third quarter of 2013. For the year-to-date period of 2014, equity in earnings of affiliates includes $33.4 million for our proportionate share of UKTV’s results compared with $28.1 million for the year-to-date period of 2013. Equity in earnings of affiliates was reduced by amortization on the UKTV investment of $4.8 million and $4.5 million for the third quarter of 2014 and 2013, respectively. Equity in earnings of affiliates was reduced by amortization on the UKTV investment of $14.4 million for the year-to-date period of 2014 and $13.4 million for the year-to-date period of 2013.

We recognized foreign exchange gains of $0.4 million and $0.1 million during the third quarter of 2014 and the third quarter of 2013, respectively. For the year-to-date periods of 2014 and 2013, we recognized foreign exchange losses of $0.1 million and $1.8 million, respectively. These gains and losses, reported within the “Miscellaneous, net” caption in our condensed consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances.

Our third quarter of 2014 effective income tax rate was 30.8 percent compared with 27.3 percent for the third quarter of 2013. For the year-to-date period of 2014, our effective income tax rate was 30.9 percent compared with 30.5 percent for the year-to-date period of 2013. Our income tax provision in the third quarter of 2013 includes a $5.4 million favorable tax adjustment reflecting an increase in the taxable income attributable to businesses with noncontrolling owners. Additionally, for the year-to-date period of 2013, our income tax provision includes unfavorable tax adjustments totaling $10.5 million that reflect the impacts of the reinstatement of certain provisions included within the American Taxpayer Relief Act of 2012 and reaching agreement on certain income tax audits.

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

Information regarding the operating performance of our segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

( in thousands )	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Segment operating revenues:
Lifestyle media	$618,090	$593,135	4.2%	$1,926,102	$1,817,893	6.0%
Corporate and other	27,110	24,990	8.5%	73,131	59,745	22.4%
Intersegment eliminations	(777)	(1,224)		(2,929)	(1,224)

Total operating revenues	$644,423	$616,901	4.5%	$1,996,304	$1,876,414	6.4%

Segment profit (loss):
Lifestyle media	$296,639	$289,534	2.5%	$970,104	$916,160	5.9%
Corporate and other	(26,676)	(27,498)	(3.0)%	(110,122)	(86,969)	26.6%

Total segment profit	269,963	262,036	3.0%	859,982	829,191	3.7%
Depreciation and amortization of intangible assets	(31,617)	(29,514)	7.1%	(97,084)	(85,768)	13.2%
Gains (losses) on disposal of property and equipment	448	(95)		(1,047)	(1,570)
Interest expense	(12,235)	(12,337)	(0.8)%	(36,898)	(36,679)	0.6%
Equity in earnings of affiliates	17,586	15,180	15.8%	67,110	61,172	9.7%
Miscellaneous, net	2,066	(626)		1,871	(344)

Income from operations before income taxes	$246,211	$234,644	4.9%	$793,934	$766,002	3.6%

Corporate and other includes the results of the lifestyle-oriented channels we operate in Europe, the Middle East and Africa (“EMEA”), Asia-Pacific and Latin America, operating results from the international licensing of our national networks’ programming, and the costs associated with both international expansion initiatives and other interactive and digital business initiatives. Corporate and other includes segment losses of $8.1 million in the third quarter of 2014 and $46.0 million for the year-to-date period of 2014 compared with $7.6 million in the third quarter of 2013 and $26.3 million for the year-to-date period of 2013 from our international operations and other interactive and digital business initiatives. The corporate and other segment loss amounts in the year-to-date period of 2014 include $9.7 million of costs incurred for the early termination of service agreements provided for our Food Network and Fine Living operations in EMEA. In conjunction with the termination of these agreements, we also entered into an arrangement that establishes a transition plan for us to assume the activities associated with these provided services.

A reconciliation of segment profit to operating income determined in accordance with accounting principles generally accepted in the United States of America is as follows:

( in thousands )	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating income	$238,794	$232,427	$761,851	$741,853
Depreciation and amortization of intangible assets:
Lifestyle media	25,927	25,178	78,383	73,959
Corporate and other	5,690	4,336	18,701	11,809
Losses (gains) on disposal of property and equipment:
Lifestyle media	54	95	1,549	1,500
Corporate and other	(502)		(502)	70

Total segment profit	$269,963	$262,036	$859,982	$829,191

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

Operating results for lifestyle media were as follows:

( in thousands )	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Segment operating revenues:
Advertising	$422,855	$402,708	5.0%	$1,334,612	$1,250,125	6.8%
Network affiliate fees, net	187,385	181,528	3.2%	565,059	540,563	4.5%
Other	7,850	8,899	(11.8)%	26,431	27,205	(2.8)%

Total segment operating revenues	618,090	593,135	4.2%	1,926,102	1,817,893	6.0%

Segment costs and expenses:
Cost of services	191,723	166,304	15.3%	531,414	477,997	11.2%
Selling, general and administrative	129,728	137,297	(5.5)%	424,584	423,736	0.2%

Total segment costs and expenses	321,451	303,601	5.9%	955,998	901,733	6.0%

Segment profit	$296,639	$289,534	2.5%	$970,104	$916,160	5.9%

Supplemental Information:
Program amortization	$166,536	$140,998		$452,580	$397,404
Program payments	177,880	169,346		544,454	458,918
Depreciation and amortization	25,927	25,178		78,383	73,959
Capital expenditures	13,733	8,909		34,799	36,347

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold, and audience impressions delivered by our programming. Low single digit pricing growth in the third quarter of 2014 and high single digit pricing growth in year-to-date period of 2014 was the primary contributor to our advertising revenue increases compared with the respective periods of 2013.

Distribution agreements with cable and satellite television systems and telecommunication service providers require distributors to pay SNI fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. The increase in network affiliate fees for the third quarter and year-to-date period of 2014 compared with 2013 was primarily due to contractual rate increases. The total number of subscribers receiving our networks from cable television operators, direct-to-home satellite services, digital distributors and other distribution platforms decreased slightly in the third quarter and year-to-date periods of 2014 compared with the respective periods of 2013.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $25.5 million in the third quarter of 2014 compared with the third quarter of 2013 and increased $55.2 million for the year-to-date period of 2014 compared with the year-to-date period of 2013.

Selling, general and administrative expenses in the year-to-date period of 2014 compared with 2013 was relatively flat as increases in marketing and promotion costs were partially offset by decreases in personnel costs. Segment management transition costs that were incurred in the third quarter of 2013 contributed to the 2014 quarter over quarter decrease in selling, general and administrative costs. Fluctuations in selling, general and administrative expenses from quarter to quarter can also be impacted by the timing of marketing campaigns.

Supplemental financial information for lifestyle media is as follows:

( in thousands )	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Operating revenues by brand:
HGTV	$233,532	$218,329	7.0%	$707,344	$654,653	8.0%
Food Network	211,860	201,563	5.1%	668,826	632,823	5.7%
Travel Channel	73,513	77,287	(4.9)%	238,481	237,790	0.3%
DIY Network	36,927	33,868	9.0%	115,278	104,243	10.6%
Cooking Channel	28,479	26,564	7.2%	89,006	81,243	9.6%
Great American Country	7,669	6,563	16.9%	22,622	19,982	13.2%
Digital Businesses	23,037	25,933	(11.2)%	74,096	77,161	(4.0)%
Other	3,317	3,044	9.0%	11,095	11,144	(0.4)%
Intrasegment eliminations	(244)	(16)		(646)	(1,146)

Total segment operating revenues	$618,090	$593,135	4.2%	$1,926,102	$1,817,893	6.0%

Subscribers (1):
Food Network				97,400	100,600	(3.2)%
HGTV				96,100	99,500	(3.4)%
Travel Channel				92,300	95,600	(3.5)%
DIY Network				58,200	59,300	(1.9)%
Cooking Channel				62,600	61,600	1.6%
Great American Country				60,500	63,800	(5.2)%

(1)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility, and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $157 million at September 30, 2014 and $686 million at December 31, 2013. On March 31, 2014, we entered into a five year Competitive Advance and Revolving Credit Facility (the “ Facility”) that permits $650 million in aggregate borrowings and expires in March 2019. The Facility replaced our existing Competitive Advance and Revolving Credit Facility that collectively permitted aggregate borrowings up to $550 million and was due to expire on June 30, 2014. There were no outstanding borrowings under the Facility at September 30, 2014.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire common stock under our share repurchase programs, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2014 will provide sufficient liquidity to fund our operations.

Cash Flows

Cash and cash equivalents decreased $529 million for the nine months ended 2014 and increased $119 million for the nine months ended 2013. Components of these changes are discussed below in more detail.

Operating Activities – Cash provided by operating activities totaled $580 million for the nine months ended 2014 and $683 million for the nine months ended 2013.

Segment profit generated from our business segments totaled $860 million for the year-to-date period of 2014 and $829 million for the year-to-date period of 2013. Growth in operating revenues at our lifestyle media segment of 6.0 percent in 2014 compared with 2013 contributed to the year-over-year increase in segment profit. Program payments exceeded the program amortization recognized in our statement of operations by $97.4 million for the year-to-date period of 2014 and $65.8 million for the year-to-date period of 2013, reducing cash provided by operating activities for those periods. Cash provided by operating activities is also impacted by payments for income taxes and interest totaling $267 million the year-to-date period of 2014 and $194 million for the year-to-date period of 2013.

Investing Activities – Cash used in investing activities totaled $60.5 million for the year-to-date period of 2014 and $132 million for the year-to-date period of 2013. Capital expenditures totaled $41.8 million for the year-to-date period of 2014 and $47.4 million for the year-to-date period of 2013.

On April 12, 2013, we acquired the Asian Food Channel (“AFC”) for net cash consideration of approximately $64.4 million.

A noncontrolling owner holds a 35% residual interest in the Travel Channel and the owner of that interest has a put option right requiring us to repurchase their interest. The put option became exercisable beginning August 17, 2014. The noncontrolling interest will receive the fair value for their interest following the exercise of the option. As of September 30, 2014, we valued the noncontrolling owner’s interest in the Travel Channel at $119 million.

Financing Activities – Cash used in financing activities totaled $1.0 billion for the year-to-date period of 2014 and $432 million for the year-to-date period of 2013.

Under a share repurchase program approved by the Board of Directors, we are permitted to acquire $2 billion of Class A Common shares. For the year-to-date period of 2014, we repurchased 10.3 million shares for approximately $800 million and repurchased 3.9 million shares for total consideration of $253 million during the year-to-date period of 2013.

As of September 30, 2014, $847 million remains available for repurchase under our share repurchase program. There is no expiration date for the program and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

We have $500 million aggregate principal amount Senior Notes that mature on December 15, 2016 and bear interest at 2.70%. Interest is paid on these notes on June 15th and December 15th of each year.

We also have $885 million aggregate principal amount Senior Notes that were issued by a majority-owned subsidiary of SNI through a private placement. The Senior Notes mature on January 15, 2015 bearing interest at 3.55%. Interest is paid on the Senior Notes on January 15th and July 15th of each year. The Senior Notes are guaranteed by SNI. Cox TMI, Inc., a wholly-owned subsidiary of Cox Communications, Inc. and 35% owner in the Travel Channel has agreed to indemnify SNI for all payments made in respect of SNI’s guarantee. We anticipate refinancing the $885 million Senior Notes prior to their January 15, 2015 maturity.

Pursuant to the terms of the Food Network general partnership agreement, the partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s noncontrolling interest were $173 million in the year-to-date period of 2014 and $140 million for the year-to-date period of 2013. Cash distributions to Travel Channel’s noncontrolling interest were $21.9 million in the year-to-date period of 2014 and $6.4 million in the year-to-date period of 2013. We expect cash distributions to noncontrolling interests will approximate $220 million in 2014.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2014, the Board of Directors approved an increase in the quarterly dividend rate to $.20 per share. Total dividend payments to shareholders of our common stock were $85.4 million in the year-to-date period of 2014 and $66.4 million in the year-to-date period of 2013. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

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

We are subject to interest rate risk associated with our credit facility as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $500 million of Senior Notes in December 2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A 100 basis point increase in the level of interest rates would decrease the fair value of the Senior Notes by approximately $13.4 million.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands )	As of September 30, 2014		As of December 31, 2013
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value
Financial instruments subject to interest rate risk:
3.55% notes due in 2015	$884,956	$891,906	$884,844	$910,411
2.70% notes due in 2016	499,736	515,797	499,644	519,510

Total debt	$1,384,692	$1,407,703	$1,384,488	$1,429,921

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $121 million at September 30, 2014 and $122 million at December 31, 2013, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such notes receivable is believed to approximate fair value.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. The change in fair value of non-designated contracts is included in current period earnings within our Miscellaneous, net caption. The gross notional value of foreign exchange rate derivative contracts were $130 million at September 30, 2014 and $236 million at December 31, 2013. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at September 30, 2014 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $13.0 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

SCRIPPS NETWORKS INTERACTIVE, INC.

Index to Exhibits

Exhibit No.	Item
10.33	Employment Agreement between the Company and Mark Hale
31(a)	Section 302 Certifications
31(b)	Section 302 Certifications
32(a)	Section 906 Certifications *
32(b)	Section 906 Certifications *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

E-1