Form 10-K
period 2014-12-31
Scripps Networks Interactive, Inc.
filed 2015-02-27
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Class A Common shares of the registrant held by non-affiliates of the registrant on June 30, 2014, was approximately $6,720,000,000. All Class A Common shares beneficially held by executives and directors of the registrant and signatories to the Scripps Family Agreement have been deemed, solely for the purpose of the foregoing calculation, to be held by affiliates of the registrant. There is no active market for our Common Voting shares.

As of January 31, 2015, there were 97,345,917 of the registrant’s Class A Common shares, $.01 par value per share, outstanding and 34,317,171 of the registrant’s Common Voting shares, $.01 par value per share, outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2015 annual meeting of shareholders.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

As used in this Annual Report on Form 10-K, the terms “SNI,” “the Company,” “we,” “our” or “us” may, depending on the context, refer to Scripps Networks Interactive, Inc. (“SNI”), to one or more of its consolidated subsidiary companies, or to all of them taken as a whole.

AVAILABLE INFORMATION

Our Company website is www.scrippsnetworksinteractive.com. Copies of all of our filings with the U. S. Securities and Exchange Commission (the “SEC”) are available free of charge on our website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our website also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Ethics Policy and our Code of Business Conduct and Ethics for the Chief Executive Officer and Senior Financial Officers. All of these documents are also available to shareholders in print upon request.

FORWARD-LOOKING STATEMENTS

Our Annual Report on Form 10-K contains certain forward-looking statements related to our businesses that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which, in most instances, are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

SNI is one of the leading developers of lifestyle-oriented content for linear and interactive video platforms including television and the internet, with respected, high-profile brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and highly useful content that focuses on specifically defined topics of interest.

We manage our operations through our reportable segment, lifestyle media. Lifestyle media includes our six national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle media also includes websites that are associated with the aforementioned television brands and other internet-based businesses serving home, food and travel related categories.

We also have established lifestyle media brands internationally. Our lifestyle-oriented channels are available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia-Pacific (“APAC”) and Latin America. The results for our international businesses are not separately identified as a reportable segment and are included within our corporate and other segment caption.

Our businesses earn revenue from advertising sales, affiliate fees and ancillary sales, including the sale and licensing of content and consumer products. Programming expenses, employee costs and sales and marketing expenses are our primary operating costs.

We seek to engage audiences that are highly desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the internet and any other media platforms consumers choose. We intend to expand and enhance our lifestyle brands through creating popular new programming and content, distributing on various platforms, such as mobile phones, tablets and video-on-demand, licensing of content and branded consumer products and increasing our international footprint.

BUSINESS SEGMENTS

Lifestyle Media

Our lifestyle media segment includes our six national television networks and our portfolio of related interactive lifestyle brands. The segment generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by service providers that distribute our programming content. In 2014, revenues from advertising sales and affiliate fees approximated 69 percent and 29 percent, respectively, of total revenue for the lifestyle media segment. Our lifestyle media segment also earns revenue from the licensing of content to third parties and brands for consumer products, such as videos, books, kitchenware and tools.

Advertising revenue generated by our national television networks depends on viewership ratings, as determined by Nielsen Media Research and other third-party research companies, and advertising rates paid by advertisers for delivery of advertisements to certain viewer demographics. Revenue from advertising is subject to seasonality, market-based variations and general economic conditions. Advertising revenue is typically highest in the second and fourth quarters and can fluctuate relative to the popularity of specific programs, blocks of programming during defined periods of the day and seasonal demand of advertisers. Revenues from affiliates are negotiated with individual multichannel service providers. The negotiations typically result in multi-year carriage agreements that contain scheduled rate increases. The affiliate fees we receive are determined by the number of subscribers with access to the programming of our various networks.

Programming expenses, employee costs and sales and marketing expenses are the primary operating costs of our lifestyle media segment. Program amortization represented 46 percent of lifestyle media expenses in 2014, reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

Our lifestyle-oriented interactive businesses are focused on the internal development and acquisition of interactive media that is intended to diversify sources of revenue and enhance our competitive advantage as a leading provider of home, food, travel and lifestyle content. Revenue generated by our lifestyle interactive businesses is derived primarily from the sale of display, banner and video advertising.

The lifestyle-oriented interactive businesses consist of multiple websites, including, but not limited to, our six network-branded websites, HGTV.com, Foodnetwork.com, Travelchannel.com, DIYNetwork.com, Cookingchanneltv.com and GACTV.com. In addition to serving as home websites for the television programming networks, the websites provide informational and instructional content on specific topics within their respective lifestyle content categories. The Company also operates uLive.com, a digital platform launched in 2013 that distributes video programming and expands our lifestyle content into new categories, such as parenting, beauty and wellness. uLive.com presents both original video, as well as content aggregated from numerous partners, and generates revenue by delivering advertising to users of the site. All of the interactive businesses benefit from archived television network programming, of which approximately 94 percent on a dollar basis, is owned by us. Our ownership of programming enables us to efficiently and economically repurpose it for use on the internet and other interactive distribution channels, including video-on-demand and streaming services.

The lifestyle websites accounted for about 5 percent of the lifestyle media segment’s total revenue in 2014. The strategic focus of the lifestyle interactive businesses is to grow advertising revenues by increasing views and video plays and attracting more unique visitors to our websites through site enhancements and additional video. Our strategy also includes attracting a broader audience through placing our video programming on national video streaming sites, developing new sources of revenue that capitalize on traffic growth at our websites and capitalizing on the movement of advertising dollars to mobile platforms.

We also have 50 percent ownership interests in HGTV Magazine JV and Food Network Magazine JV and a 7.25 percent ownership interest in Fox-BRV

Southern Sports Holdings LLC, which comprises the Sports South and Fox Sports Net South regional television networks.

HGTV

HGTV reaches approximately 96 million domestic television households and is simulcast in high definition (“HD”). HGTV programming content commands an audience interested specifically in home-related topics. HGTV is television’s only network dedicated solely to such topics as decorating, interior design, home remodeling, landscape design and real estate. HGTV strives to engage audiences by creating original programming that is entertaining, instructional and informative. HGTV appeals more strongly to female viewers with higher incomes in the 18 to 49 age range and 25 to 54 age range.

Programming on HGTV includes House Hunters, House Hunters International, Rehab Addict, Fixer Upper, The Property Brothers and Flip or Flop. The network also has developed successful programming events, including the HGTV Dream Home Giveaway, HGTV Smart Home Giveaway, HGTV Urban Oasis Giveaway and annual live coverage of the Tournament of Roses Parade. Many of the programs on HGTV feature, or are hosted by, high-profile television personalities such as Drew and Jonathan Scott; Nicole Curtis; Chip and Joanna Gaines; Tarek and Christina El Moussa and cousins Anthony Carrino and John Colaneri.

Food Network

Food Network is available in approximately 97 million U.S. television households and is simulcast in HD. We currently own approximately 69 percent of the Food Network, and we are the managing partner. The Tribune Media Company (“Tribune”) has a noncontrolling interest of approximately 31 percent in Food Network.

Food Network programming content attracts audiences interested in food-related topics such as food preparation, dining out, entertaining, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative. Food Network appeals more strongly to female viewers with higher incomes in the 18 to 49 age range and 25 to 54 age range.

Programming on Food Network includes primetime series Beat Bobby Flay, Chopped, Cutthroat Kitchen, Diners, Drive-ins and Dives, Food Network Star; Guy’s Grocery Games and Restaurant Impossible, as well as daytime series Giada at Home, The Kitchen, Pioneer Woman and Trisha’s Southern Kitchen. Food Network hosts include high-profile television personalities such as Anne Burrell, Alex Guarnaschelli, Alton Brown, Bobby Flay, Giada De Laurentiis, Guy Fieri, Rachael Ray, Ree Drummond, Robert Irvine and Trisha Yearwood.

Travel Channel

Travel Channel is available in about 92 million domestic television households and is simulcast in HD. We currently own 65 percent of the Travel Channel. Cox Communications, Inc. has a noncontrolling interest of 35 percent in Travel Channel.

Travel Channel programming content attracts travel enthusiasts and is a leading travel multi-media brand offering quality television, video and mobile entertainment and information. Travel Channel programming appeals to viewers who are more affluent than the average cable viewer and skews slightly toward adult men in the 18 to 49 age range.

Programming on Travel Channel includes Hotel Impossible, Mysteries at the Museum, Bizarre Foods, Trip Flip, Booze Traveler, Expedition Unknown and Ghost Adventures. Many of the programs on Travel Channel feature, or are hosted by, high-profile television personalities such as Andrew Zimmern, Samantha Brown, Don Wildman, Anthony Melchiorri, Bert Kreischer, Jack Maxwell, Josh Gates and Zak Bagans.

DIY Network

DIY Network is available in approximately 58 million U.S. television households and is simulcast in HD. DIY Network programming provides entertaining and informational content across a broad range of do-it-yourself categories including home building, home improvement, crafts, gardening and landscaping. DIY Network appeals more strongly to male viewers with higher incomes in the 18 to 49 age range and 25 to 54 age range.

Programming on DIY Networks includes Vanilla Ice Project, Vanilla Ice Goes Amish,

Sledgehammer and the Crashers series. Many of the programs on DIY Network feature, or are hosted by, television personalities such as Jason Cameron, Alison Victoria, Matt Muenster and Chris Lambton.

Cooking Channel

Cooking Channel is available in about 62 million domestic households and is simulcast in HD. We currently own approximately 69 percent of this network, which represents a controlling interest. Tribune has a noncontrolling interest of approximately 31 percent in Cooking Channel.

Cooking Channel programming caters to avid food lovers by focusing on food information and instructional cooking and delivers content focused on baking, ethnic cuisine, wine and spirits, healthy and vegetarian cooking and kids’ foods. The Cooking Channel appeals more strongly to female viewers with higher incomes in the 18 to 49 age range and 25 to 54 age range.

Programming on Cooking Channel includes Brunch @ Bobby’s, Emeril’s Florida, Extra Virgin, Man Fire Food, My Grandmother’s Ravioli and Rev Run’s Sunday Suppers. Cooking Channel hosts include notable television personalities such as Debi Mazar and Gabriele Corcos, Emeril Lagasse, Haylie Duff, Mo Rocca, Rev Run and Justine Simmons.

Great American Country

Great American Country reaches about 60 million U.S. television households and is simulcast in HD. Great American Country provides its viewers with programming that celebrates the country lifestyle and includes the country music experience, music performance specials, live concerts and country music videos.

Content on Great American Country includes Farm Kings, Kimberly’s Simply Southern, Celebrity Motor Homes and the Top 20 Country Countdown.

International

As a producer of lifestyle content throughout the world, SNI is gaining scale through a concerted international growth strategy. As of December 31, 2014, the Company distributed six lifestyle brands via 20 unique distribution feeds, including HGTV,

DIY Network, Food Network, Asian Food Channel (“AFC”), Fine Living, and Travel Channel, reaching over 130 million subscribers. Content is distributed in 29 languages with channel feeds customized according to language in more than 160 countries and territories across Europe, Middle East, Africa, Asia Pacific, Latin America and the Caribbean.

Internationally, we also have joint-venture partnerships with BBC Worldwide for UKTV and its suite of 10 general entertainment and lifestyle networks in the UK, and Shaw Media for HGTV, DIY Network and Food Network in Canada. Programming content is made available through licensing and distribution to more than 220 countries and territories around the world.

In 2009, the Company launched its first international pay television channel through Food Network in the UK. The channel first launched on pay television, then expanded its distribution in 2011 to free-to-air on Freeview, initially in primetime and then as a full 24-hour broadcast channel in 2012. Currently, Food Network is the top lifestyle channel and the third most viewed non-scripted factual channel in the UK. Food Network is also available across EMEA, APAC and Latin America, where it most recently launched in Brazil.

In 2013, the Company acquired AFC, a complementary channel brand to Food Network, in Asia. AFC, which is based in Singapore, broadcasts 24 hours a day, seven days a week and reaches about 8 million subscribers in 11 markets.

Travel Channel International Ltd. (“TCI”) was acquired in 2012 along with its base of operations in London. TCI is broadcast in 21 languages across a wide network of affiliates throughout EMEA and APAC. In 2013, TCI also became available on Freeview in primetime in the UK.

In early 2014, we launched the Fine Living Network in Italy on the digital terrestrial television. Since its launch, over 40 percent of Italy’s television population has tuned into the channel. In late 2014, we launched HGTV in Singapore, which is the first channel dedicated to the home and lifestyle category across Asia Pacific.

Our international businesses earn revenues from advertising sales, affiliate fees and the licensing of programming to third parties. Satellite transmission fees, programming expenses, employee costs and sales and marketing expenses are the primary operating costs of our international businesses.

Competition

Cable, satellite and telecommunications network programming is a highly competitive business in the U.S. and worldwide. Our television networks and websites generally compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. Our television networks and websites also compete for their target audiences with all forms of programming and other media provided to viewers, including broadcast networks, local over-the-air television stations, competitors’ pay and basic cable television networks, pay-per-view and video-on-demand services, streaming services, online activities and other forms of news, information and entertainment. Additionally, our networks compete with other television networks for affiliate fees derived from distribution agreements with cable television and satellite operators, telecommunication service providers and other distributors.

Intellectual Property

Our intellectual property (“IP”) assets include copyrights in television content, trademarks in brands, names and logos, websites, and licenses from third parties. To defend these assets, we rely upon a combination of common law, statutory and contractual legal protections. There can be no assurance, however, of the degree to which these measures will be successful. Moreover, effective IP protection may be either unavailable or limited in certain foreign territories. Policing unauthorized use of our products and services and related IP is difficult and costly. Third parties may challenge the validity or scope of our IP from time to time, and the success of any such challenges could result in the limitation or loss of IP rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on our operations. In addition, piracy, which encompasses the theft of our signal and unauthorized use of our content in the digital environment, continues to present a threat to revenues.

Regulatory Matters

The Company is subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities as well as to the laws and regulations of international countries and bodies, such as the European Union (the “EU”). These laws and regulations are subject to change. Additionally, the Federal Communications Commission (the “FCC”) regulates cable television and satellite operators and telecommunication providers, which could affect our networks indirectly.

Closed Captioning

All of our cable networks must provide closed-captioning programming for the hearing impaired. The 21st Century Communications and Video Accessibility Act of 2010 also requires us to provide closed captioning on certain video programming that we offer on the internet.

CALM Act

FCC rules require multichannel video programming distributors to ensure that all commercials comply with specified volume standards. Our affiliation agreements generally require us to certify compliance with such standards.

“Must-Carry” Requirements

The FCC’s implementation of the statutory “must-carry” obligations requires cable operators and multichannel video programming distributors to give broadcasters preferential access to channel space. In contrast, programming television networks, such as ours, have no guaranteed right of carriage on these systems. This may reduce the amount of channel space that is available for carriage of our television networks by these systems.

Regulation of the Internet and Mobile Applications

We operate numerous websites and make available mobile applications (“apps”) which we use to distribute information about our programs and to engage more deeply with our viewers. The operation of these websites and distribution of these apps are subject to a range of federal, state and local laws, such as privacy and consumer protection regulations.

Employees

As of December 31, 2014, we had approximately 2,100 full-time equivalent employees.

Executive Officers of the Company

Our executive officers as of February 27, 2015 were as follows:

Name	Age	Position
Kenneth W. Lowe	64	Chairman, President and Chief Executive Officer (since July 2008); President, Chief Executive Officer and Director, The E. W. Scripps Company (2000 to 2008)

Joseph G. NeCastro	58	Chief Development Officer (since February 2015); Chief Financial & Administrative Officer (2010 to 2015); Executive Vice President and Chief Financial Officer (2008 to 2010); Executive Vice President and Chief Financial Officer, The E. W. Scripps Company (2006 to 2008)

Burton Jablin	54	President, Scripps Networks (since October 2013); President, Home Category (2010 to 2013), President, HGTV (2008 to 2010); President HGTV, The E. W. Scripps Company (2001 to 2008)

Cynthia L. Gibson	50	Executive Vice President, Chief Legal Officer and Corporate Secretary (since December 2012); Executive Vice President, Legal Affairs (2009 to 2012)

Name	Age	Position

Mark S. Hale	56	Executive Vice President, Global Operations and Chief Technology Officer (since February 2010); Senior Vice President, Technology Operations and Chief Technology Officer (2008 to 2010); Senior Vice President/Technology Operations, The E. W. Scripps Company (2006 to 2008)

Lori A. Hickok	51

Executive Vice President, Chief Financial Officer (since February 2015); Executive Vice President, Finance (2010 to 2015); Senior Vice President, Finance (2008 to 2010); Vice President and Controller, The E. W. Scripps Company (2002 to 2008)

Nello-John Pesci Jr.	52	Executive Vice President, Chief Human Resources Officer (since February 2015); Executive Vice President, Human Resources (2014 to 2015); Senior Vice President, Human Resources (2010 to 2014); Global Human Resources Leader, Procter & Gamble Company (1991 to 2010)

ITEM 1A. RISK FACTORS

A number of significant risk factors could materially affect our specific business operations and cause our performance to differ materially from any future results projected or implied by our prior statements. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company. The risks and uncertainties our Company faces, however, are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

Each of our networks provides content and services whose success is primarily dependent upon acceptance by the public. We must consistently create and distribute offerings that appeal to the prevailing consumer tastes at any point in time. Audience preferences change frequently, and it is a challenge to anticipate what content will be successful at any point. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions and the growing competition for consumer discretionary spending may also affect the audience for our content and services. If our networks do not achieve sufficient consumer acceptance, revenues may decline and adversely affect our profitability.

If we are unable to maintain distribution agreements with cable and satellite distributors and telecommunications service providers (“Distributors”) at acceptable rates and terms, our revenues and profitability could be negatively affected.

We enter into multi-year contracts for our national television networks with Distributors. Our long-term distribution arrangements enable us to reach a large percentage of cable households across the United States. As these contracts expire, we must renew or renegotiate them. If we are unable to renew them on acceptable terms or at rates similar to those in other affiliate contracts, we may lose distribution rights and/or affiliate fee revenues.

These distribution agreements may also include “most favored nation” (“MFN”) clauses. Such clauses typically provide that, in the event we enter into an agreement with another Distributor on more favorable terms, those terms must be offered to the Distributor holding the MFN right, subject to certain exceptions and conditions. The MFN clauses within our distribution agreements are generally complex. Parties may interpret them differently and reach a conflicting view of compliance of that held by the Company, which, if proven correct, could have an adverse effect on our financial condition or results of operations.

The loss of a significant affiliate arrangement on basic programming tiers could reduce distribution of our networks, thereby adversely affecting affiliate fee revenue, subjecting certain of our intangible assets to possible impairments and potentially impacting our ability to sell advertising or the rates we charge for such advertising.

Three of our networks that are carried on digital tiers are dependent upon the willingness of consumers to pay for such tiers, as well as our ability to negotiate favorable carriage agreements on widely accepted digital tiers.

Further consolidation among cable and satellite distributors and telecommunications service providers could adversely affect our revenues, profitability and financial condition of our businesses. Consolidation among Distributors has given the largest cable and satellite television systems considerable leverage in their relationship with programmers. The two largest cable television system operators provide service to approximately 35 percent of households receiving cable or satellite television service today, while the two largest satellite television operators provide service to an additional 34 percent of such households.

Continued consolidation within the industry could reduce the number of Distributors available to carry our programming, subject our affiliate fee revenue to greater volume discounts and further increase the negotiating leverage of the cable and satellite television system operators, which could have an adverse effect on our financial condition or results of operations.

Our networks face significant competitive pressures related to attracting consumers and advertisers. Failure by us to maintain our competitive advantage may affect the profitability of our networks.

We face substantial competition from alternative providers of similar services. Our national television networks compete for viewers with other broadcast and national television networks and with home video products and internet usage, as well as with other programming providers for carriage of programming. Additionally, our national television networks compete for advertising revenues with a variety of other media alternatives, including other broadcast and national television networks, the internet, newspapers, radio stations and print media. Our websites compete for visitors and advertising dollars with other forms of media aimed at attracting similar audiences and, therefore, must provide popular content in order to maintain and increase site traffic. Competition may divert consumers from our services, which could reduce the profitability of our networks.

Changes in consumer behavior resulting from new technologies and distribution platforms may impact the performance of our networks.

We must adapt to advances in technologies and distribution platforms related to content transfer to ensure that our content remains desirable and widely available to our audiences. The ability to anticipate and take advantage of new and future sources of revenue from technological developments will affect our ability to continue to increase our revenue and expand our business. Additionally, we must adapt to the changing consumer behavior driven by advances in technology, such as video-on-demand, and devices, such as tablets and mobile, providing consumers the ability to view content from remote locations and enabling general preferences for user-generated and interactive content. Changes of these types may impact our traditional distribution methods for our content. If we cannot ensure that our distribution methods and content allow us to reach our target audiences, there could be a negative effect on our business.

Our lifestyle media business is subject to risks of adverse changes in laws and regulations, which could result in reduced distribution of certain of our national television networks.

Our programming services and the distributors of our programming, including cable and satellite operators, telecommunication providers and internet companies, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations. For example, legislators and regulators continue to consider rules that would effectively require cable television operators to offer all programming on an à la carte basis, which would allow viewers to subscribe to individual networks rather than a package of channels, and/or require programmers to sell channels to Distributors on an à la carte basis. Certain cable television operators and other Distributors have already introduced tiers, or more targeted channel packages, to their customers that may or may not include some or all of our networks. The unbundling of programming could reduce distribution of certain of our networks, thereby leading to reduced viewership and increased marketing expenses and affect our ability to compete for or attract the same level of advertising dollars or distribution fees.

Changes in economic conditions in the United States, the regional economies in which we operate or in specific industry sectors could adversely affect the profitability of our businesses.

Approximately 70 percent of our consolidated revenues in 2014 were derived from marketing and advertising spending by businesses operating in the United States. Advertising and marketing spending is sensitive to economic conditions and tends to decline in recessionary periods. An economic decline could reduce advertising prices and volume, resulting in a decrease in our advertising revenues.

The loss of key talent could disrupt our business and adversely affect the profitability of our businesses.

Our business depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and entertainment personalities. We employ or contract with entertainment personalities who may have loyal audiences. These individuals are important to audience endorsement of our programs and other content. There can be no assurance that these individuals will remain with us or retain their current audiences. If we fail to retain key individuals or if our entertainment personalities lose their current audience base, our operations could be adversely affected.

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

We have operations and investments in a number of foreign jurisdictions. The inherent economic risks of doing business in international markets include, among other things, changes in the economic environment, exchange controls, tariffs and other trade barriers, foreign taxation, corruption and, in some markets, increased risk of political instability. Additionally, the local currencies in which our international operations conduct their business could change in value relative to the U.S. dollar, exposing our results to exchange rate fluctuations.

We may not be able to protect IP rights upon which our business relies. If we lose IP protection, we may lose valuable assets.

Our business depends on our IP. We attempt to protect these IP rights through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements. We also depend on our trade names and domain names. We file applications for patents, trademarks and other IP registrations, but we may not be granted such IP protections. In addition, even if such registrations are issued, they may not fully protect all important aspects of our business, and there is no guarantee that our business does not, or will not, infringe upon IP rights of others. Furthermore, IP laws vary from country to country, and it may be more difficult to protect and enforce our IP rights in some foreign jurisdictions. In the future, we may need to litigate in the United States or elsewhere to enforce our IP rights or determine the validity and scope of the proprietary rights of others. This litigation could potentially be expensive and possibly divert the attention of our management. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our service, technology and other IP, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchants or unauthorized use of these rights. If we are unable to protect and enforce our IP rights, then we may not realize the full value of these assets, and our business may suffer.

We face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our programming services, damage to our brands and reputation, legal exposure and financial losses

Our online, mobile and app offerings, as well as our internal systems, involve the storage and transmission of our and our users’ proprietary information, and we and our partners rely on various technology systems in connection with the production and distribution of our programming. Although we monitor our security measures regularly, they may be breached due to employee error, computer malware, viruses, hacking and phishing attacks or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to our data or our users’ data. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our or our users’ proprietary information, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services and significant legal and financial exposure, each of which could potentially have an adverse effect on our business.

We may be subject to claims of infringement of third-party IP rights, which could harm our business.

From time to time, third parties may assert against us or our customers alleged patent, copyright, trademark or other IP rights to technologies that are important to our business. We may be subject to IP infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. Any claims that our products or processes infringe the IP rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business for a period of time. In addition, if we are unable to continue use of certain IP rights, our revenue could be negatively impacted.

If we are unable to successfully integrate key acquisitions our business results could be negatively impacted.

We may grow through acquisitions in certain markets. Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and other unanticipated problems and liabilities. If we are unable to mitigate these risks, the integration and operations of an acquired business could be adversely impacted. Similarly, declines in business performance and the related effect on the fair values of goodwill and other intangible assets could trigger impairment charges, which could materially affect our reported net earnings.

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

We have two classes of shares: Common Voting Shares and Class A Common Shares. Holders of Class A Common Shares are entitled to elect one-third of the Board of Directors (the “Board”), but are not permitted to vote on any other matters except as required by Ohio law. Holders of Common Voting Shares are entitled to elect the remainder of the Board and to vote on all other matters. Approximately 92 percent of the Common Voting Shares are subject to the Scripps Family Agreement. The provisions of the Scripps Family Agreement fully govern the transfer and voting of Common Voting Shares subject to the agreement. As a result, the holders of the Common Voting Shares subject to the Scripps Family agreement have the ability to elect two-thirds of the Board and to direct the outcome of any matter that does not require a vote of the Class A Common Shares. This concentrated control limits the ability of our Class A Common shareholders to influence corporate matters and could potentially enable the Company to take actions that these shareholders would not view as beneficial. As a result, the market price of our Class A Common Shares could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate primarily from an owned office facility in Knoxville, TN, and leased facilities in New York,

NY, Washington, DC., Miami, FL, London and Singapore. Additionally, we lease other facilities that employ a smaller portion of our workforce.

Management believes its properties are adequate to support the business efficiently and that the properties and equipment have been well maintained.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company receives notices from third parties claiming that it infringes their IP rights. Claims of IP infringement could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the IP in question. In addition, certain agreements entered into by the Company may require the Company to indemnify the other party for certain third-party IP infringement claims, which could increase the Company’s damages and its costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time-consuming and costly.

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above) and developments or assertions by or against the Company relating to IP rights and IP licenses, could have a material effect on the Company’s business, financial condition and operating results. No current legal matters are expected to result in any material loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Shares are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol SNI. As of December 31, 2014, there were approximately 51,000 owners of our Class A Common Shares based on security position listings, and 69 owners of our Common Voting Shares, which do not have a public market.

The following table reflects the range of high and low selling prices of our common stock by quarterly period.

	High	Low
2014
First quarter	$86.62	$71.33
Second quarter	$82.37	$72.13
Third quarter	$86.48	$76.13
Fourth quarter	$82.78	$71.06
2013
First quarter	$65.81	$57.32
Second quarter	$71.05	$63.53
Third quarter	$79.13	$66.83
Fourth quarter	$86.41	$72.30

The following table provides information about the Company purchases of equity securities that are registered by the Company pursuant to section 12 of the Exchange Act during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/14 — 10/31/14				$845,855,310
11/1/14 — 11/30/14	463,232	$77.69	463,232	809,858,138
12/1/14 — 12/31/14	4,681,717	77.50	4,681,717	447,501,680

Total	5,144,949	$77.52	5,144,949	$447,501,680

Under a share repurchase program (the “repurchase program”) authorized by the Board, the Company is permitted to acquire $2 billion of Class A Common Shares.

On February 19, 2015, the Board authorized an additional $1 billion for the repurchase program. Following the February 19, 2015 authorization, $1.4 billion remains available for repurchase under the repurchase program. There is no expiration date for the repurchase program, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under this repurchase program.

There were no sales of unregistered equity securities during the quarter for which this report is filed.

Dividends — The Company paid a quarterly cash dividend of 20 cents per share and 15 cents per share in 2014 and 2013, respectively. The declaration and payment of dividends is evaluated by the Company’s Board. Future dividends are subject to our earnings, financial condition and capital requirements.

Performance Graph — The following graph compares the cumulative total stockholder return on our Class A Common Shares with the comparable cumulative return of the S&P 500 index and an index based on a peer group of media companies for the five years ended December 31, 2014. The performance graph assumes that the value of the investment in our common shares, the S&P 500 index and peer group of media companies was $100 on December 31, 2009, and that all dividends were reinvested.

The companies that comprise our peer group include AMC Networks, Inc., Discovery Communications, Inc., The Walt Disney Company, Time Warner, Inc., Twenty-First Century Fox, Inc. and Viacom, Inc.

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

The Proxy Statement will be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the materials captioned “Compensation Discussion and Analysis” and “Executive Compensation Tables” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the materials captioned “Report on the Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Proxy Statement.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 27, 2015, are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information at page F-1.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: February 27, 2015	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on February 27, 2015.

Signature	Title

/s/ Kenneth W. Lowe Kenneth W. Lowe	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Lori A. Hickok Lori A. Hickok	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Gina L. Bianchini Gina L. Bianchini	Director

/s/ Michael R. Costa Michael R. Costa	Director

/s/ David A. Galloway David A. Galloway	Director

/s/ Jarl Mohn Jarl Mohn	Director

/s/ Richelle P. Parham Richelle P. Parham	Director

/s/ Nicholas B. Paumgarten Nicholas B. Paumgarten	Director

/s/ Mary Peirce Mary Peirce	Director

/s/ Jeffrey Sagansky Jeffrey Sagansky	Director

/s/ Nackey E. Scagliotti Nackey E. Scagliotti	Director

/s/ Wesley W. Scripps Wesley W. Scripps	Director

/s/ Ronald W. Tysoe Ronald W. Tysoe	Director

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Selected Financial Data

Five-Year Financial Highlights

(in millions, except per share data)	2014	2013	2012	2011	2010
Summary of Operations
Operating revenues (1)(3):
Lifestyle media	$2,575	$2,456	$2,253	$2,041	$1,864
Corporate and other	90	76	54	31	19
Intersegment eliminations		(1)

Total operating revenues	$2,665	$2,531	$2,307	$2,072	$1,883

Segment profit (loss) (1)(2)(3):
Lifestyle media	$1,255	$1,202	$1,124	$1,046	$901
Corporate and other	(134)	(100)	(83)	(69)	(66)

Total segment profit	$1,122	$1,102	$1,041	$977	$835

Income from continuing operations attributable to SNI common shareholders (4)	$545	$505	$681	$473	$398

Per Share Data
Income from continuing operations attributable to SNI common shareholders per basic share of common stock (4)	$3.86	$3.43	$4.48	$2.87	$2.39

Income from continuing operations attributable to SNI common shareholders per diluted share of common stock (4)	$3.83	$3.40	$4.44	$2.86	$2.37

Cash dividends declared	.80	.60	.48	.38	.30

Balance Sheet Data
Total assets	$4,668	$4,438	$4,139	$3,962	$3,388
Debt (5)(6)(7)	$2,379	$1,384	$1,384	$1,384	$884

Certain amounts may not foot since each is rounded independently.

Notes to Selected Financial Data

(1)	Operating revenues and segment profit (loss) represent the measures used to evaluate the operating performance of our business segments in accordance with financial accounting standards for disclosures about segments of an enterprise and related information. See page F-8.

(2)	Segment profit is a supplemental non-GAAP financial measure. “GAAP” is defined as generally accepted accounting principles in the United States. Our chief operating decision maker evaluates the operating performance of our business segments and makes decisions about the allocation of resources to our reportable segments using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items that are included in net income determined in accordance with GAAP. For a reconciliation of this financial measure to operating income see the table on page F-9.

(3)	In 2014, we made changes to our management reporting structure related to operating results from our uLive business and our businesses located in the Caribbean. In conjunction with these changes in our reporting structure, we now report the results of uLive within the lifestyle media segment, rather than the corporate and other caption. The results of the Caribbean businesses are now reported within international operations, included within the corporate and other caption for segment reporting purposes, rather than the lifestyle media segment. For comparability purposes, prior year segment results have also been reclassified to reflect the impact of these management reporting changes. These reclassifications only affect our segment reporting and do not change our consolidated operating revenues, operating income or net income.

(4)	Our income tax provision in 2012 reflects an income tax benefit of $213 million arising from the reversal of valuation allowances on deferred tax assets related to capital loss carry forwards. Previously, the Company had estimated that it would be unable to use any of the capital loss carry forwards generated from the sale of our Shopzilla and uSwitch businesses. As a consequence of a restructuring that was completed to achieve a more efficient tax structure, the Company recognized a $574 million capital gain that utilized substantially all of its capital loss carry forwards. This income tax benefit was partially offset by $23.1 million of state income tax expenses recognized on the capital gain that utilized these capital loss carry forwards.

(5)	On December 15, 2009, we acquired a 65 percent controlling interest in the Travel Channel. In connection with this acquisition, a majority-owned subsidiary of SNI completed a private placement of $885 million aggregate principal Senior Notes that mature in 2015

(6)	In 2011, we completed the sale of $500 million aggregate principal Senior Notes that mature in 2016.

(7)	In 2014, we completed the sale of $500 million aggregate principal Senior Notes that mature in 2019 and $500 million aggregate principal Senior Notes that mature in 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements and the notes thereto. You should read this discussion in conjunction with those financial statements.

Forward-Looking Statements

This discussion and the information contained in the notes to the consolidated financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which, in most instances, are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statement to reflect events or circumstances after the date the statement is made.

Overview

SNI is one of the leading developers of lifestyle-oriented content for linear and interactive video platforms including television and the internet, with respected, high-profile brands. We seek to engage audiences that are highly desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the internet and any other media platforms consumers choose. We intend to expand and enhance our lifestyle brands through creating popular new programming and content, distributing on various platforms, such as mobile phones, tablets and video-on-demand, licensing of content and branded consumer products and increasing our international footprint.

We manage our operations through our reportable segment, lifestyle media. Lifestyle media includes our national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle media also includes websites that are associated with the aforementioned television brands and other internet-based businesses serving home, food and travel related categories.

Lifestyle media generated revenues of approximately $2.6 billion during 2014, which represented 97 percent of our consolidated revenues, compared with $2.5 billion and 97 percent in 2013 and $2.3 billion and 98 percent in 2012. Lifestyle media generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable and television systems, telecommunication service providers and other distributors that carry our network programming. Advertising revenues for lifestyle media may be affected by the strength of advertising markets and general economic conditions and may also fluctuate depending on the success of our programming, as measured by viewership at any given time, and by seasonality. In 2014, lifestyle media revenues from advertising sales and affiliate fees were approximately 69 percent and 29 percent, respectively, of total revenue for the segment. Lifestyle media also earns revenue from the licensing of content to third parties and brands for consumer products, such as videos, books, kitchenware and tools.

Programming expenses, employee costs and sales and marketing expenses are the primary operating costs of our lifestyle media. Program amortization represented 46 percent of lifestyle media expenses in 2014, reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

We also have established lifestyle media brands internationally. We currently broadcast 20 channels reaching approximately 130 million subscribers under the HGTV, DIY, Food Network, AFC, Fine Living and Travel Channel brands. Our broadcast channels are distributed in 29 languages with channel feeds customized according to language in more than 160 countries and territories across Europe, Middle

East, Africa, Asia Pacific, Latin America and the Caribbean. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters that can be seen in over 220 countries and territories. Operating results for our international businesses are reported within our corporate and other segment caption.

Our international businesses generated revenues of approximately $90.2 million during 2014, which represented 3 percent of our consolidated revenues compared with $75.7 million and 3 percent in 2013 and $54.5 million and 2 percent in 2012. These businesses earn revenues from advertising sales, affiliate fees and the licensing of programming to third parties. In 2014, revenues from advertising sales, affiliate fees and program licensing were approximately 32 percent, 48 percent and 20 percent, respectively, of total revenue for our international businesses. Satellite transmission fees, programming expenses, employee costs and sales and marketing expenses are the primary operating costs for our international businesses.

The growth of our international business, both organically and through acquisitions and joint ventures, has been, and continues to be, a strategic priority of the Company. In the fourth quarter of 2014, we launched HGTV in Singapore, which is the first channel dedicated to the home and lifestyle category across Asia Pacific. In the third quarter of 2014, we announced the launch of Food Network in Brazil. In the first quarter of 2014, we launched the Fine Living Network in Italy on digital terrestrial television. Since its launch, over 40 percent of Italy’s television population has tuned into the channel. In the second quarter of 2013, we completed our acquisition of AFC. AFC, which is based in Singapore, reaches about 8 million subscribers in 11 markets. In the second quarter of 2012, we completed our acquisition of TCI. TCI is broadcast in 21 languages across a wide network of affiliates throughout EMEA and APAC.

Results of Operations

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated Results of Operations — Results of operations were as follows:

(in thousands)	For the years ended December 31,
	2014	Change	2013	Change	2012
Operating revenues	$2,665,456	5.3%	$2,530,809	9.7%	$2,307,182
Cost of services, excluding depreciation and amortization of intangible assets	(778,896)	11.4%	(699,294)	14.5%	(610,836)
Selling, general and administrative	(764,799)	4.9%	(729,055)	11.2%	(655,473)
Depreciation and amortization of intangible assets	(128,582)	9.4%	(117,580)	9.3%	(107,591)
Write-down of goodwill			(24,723)		(19,663)
(Losses) Gains on disposal of property and equipment	(870)		(1,681)		754

Operating income	992,309	3.5%	958,476	4.8%	914,373
Interest expense	(52,687)	8.2%	(48,710)	(4.1)%	(50,814)
Equity in earnings of affiliates	85,631	7.5%	79,644	30.9%	60,864
Miscellaneous, net	2,598		1,241		13,340

Income from operations before income taxes	1,027,851	3.8%	990,651	5.6%	937,763
Provision for income taxes	(301,043)	(2.1)%	(307,623)		(88,107)

Net income	726,808	6.4%	683,028	(19.6)%	849,656
Net income attributable to noncontrolling interests	(181,533)	2.0%	(177,958)	5.8%	(168,178)

Net income attributable to SNI	$545,275	8.0%	$505,070	(25.9)%	$681,478

2014 Compared with 2013

The increase in operating revenues in 2014 compared with 2013 was primarily attributed to continued growth in advertising sales and affiliate fee revenues from our national television networks. Advertising revenues at our national networks increased $90.5 million, or 5.3 percent, in 2014 compared with 2013. The increase in advertising revenues was primarily attributed to higher pricing from our advertising units sold. Affiliate fee revenues at our national television networks increased $35.4 million, or 4.9 percent, in 2014 compared with 2013. The increase in affiliate fee revenues was primarily due to contractual rate increases. Revenues from our international businesses also increased $14.5 million in 2014 compared with 2013, reflecting the impact of the April 2013 AFC acquisition.

Cost of services, which consists of program amortization and costs associated with distributing our content, increased 11 percent in 2014 compared with 2013. Program amortization attributed to our continued investment in improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $64.5 million in 2014 compared with 2013. Additionally, we initiated programs to eliminate certain positions within the Company during the fourth quarter of 2014. Costs of services in 2014 includes a $3.9 million charge for severance, retention and related retirement benefit costs that were incurred following the initiation of these programs.

Selling, general and administrative expenses, which primarily consists of sales, marketing and advertising expenses, research costs, administrative costs and costs of facilities, increased 4.9 percent in 2014 compared with 2013. Increases in marketing and promotion costs and $9.7 million of contract termination costs incurred in 2014 contributed to the increase in selling, general and administrative expenses in 2014 compared with 2013. Selling, general and administrative expenses in 2014 also includes $10.5 million of costs incurred for the previously mentioned employee reduction programs.

The increase in depreciation and amortization of intangible assets reflects the impact of the 2013 AFC acquisition and depreciation incurred on capitalized software and website development costs.

In 2013, we recorded a $24.7 million non-cash charge to write-down the goodwill associated with TCI.

Interest expense primarily reflects the interest incurred on our outstanding borrowings. For 2014 and 2013, our outstanding borrowings included $885 million 3.55% Senior Notes and $500 million 2.70% Senior Notes. In November 2014, we issued $500 million aggregate principal amount Senior Notes outstanding that bear interest at 2.75% and mature on November 15, 2019 and $500 million aggregate principal amount Senior Notes outstanding that bear interest at 3.90% and mature on November 15, 2024. Interest expense increased in 2014 compared with 2013 due to higher average debt levels.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates is our proportionate 50% share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces equity in earnings we recognize from the UKTV investment. Accordingly, equity in earnings of affiliates includes our $44.5 million proportionate share of UKTV’s results in 2014 and $36.8 million for our proportionate share of UKTV’s results in 2013, which were reduced by amortization of $19.0 million in 2014 and $18.0 million in 2013.

We recognized foreign exchange gains of $0.6 million during 2014 and $1.8 million of foreign exchange losses during 2013. These gains and losses, reported within the miscellaneous, net caption in our consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances. Miscellaneous, net also includes interest income of $6.7 million in 2014 and $6.2 million in 2013. Interest income includes interest earned on the note acquired from Virgin Media, Inc. during the UKTV transaction.

Our effective tax rate was 29.3 percent in 2014 and 31.1 percent in 2013. The effective tax rate in 2013 was impacted by the impairment charge recorded for the write-down of TCI’s goodwill, which was not deductible for income tax purposes.

Noncontrolling owners hold a 31 percent interest in the Food Network Partnership and a 35 percent interest in the Travel Channel. The noncontrolling owners’ proportionate share of these businesses’ results are captured in the net income attributable to noncontrolling interests caption within the consolidated statements of operations and represents the continued profitability of both the Food Network Partnership and Travel Channel.

2013 Compared with 2012

The increase in operating revenues in 2013 compared with 2012 was primarily attributed to solid growth in advertising sales and affiliate fee revenues from our national television networks. Advertising revenues at our national networks increased $143 million, or 9.2 percent, in 2013 compared with 2012. The increase in advertising revenues was primarily attributed to higher pricing from our advertising units sold. Affiliate fee revenues at our national television networks increased $57.7 million, or 8.7 percent, in 2013 compared with 2012. The increase in affiliate fee revenues was primarily due to contractual rate increases as well as reduced launch incentive amortization in the current year. Revenues from our international businesses also increased $21.3 million in 2013 compared with 2012, reflecting the impacts of both the April 2013 AFC and April 2012 TCI acquisitions.

Cost of services, which consists of program amortization and costs associated with distributing our content, increased 15 percent in 2013 compared with 2012. Program amortization attributed to our continued investment in improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in costs of services. Program amortization increased $69.6 million in 2013 compared with 2012.

Selling, general and administrative expenses, primarily consists of sales, marketing and advertising expenses, research costs, administrative costs and costs of facilities, increased 11 percent in 2013 compared with 2012. The hiring of additional employees to support the growth of our businesses and the costs associated with both international expansion initiatives and other interactive and digital business initiatives contributed to the increase in selling, general and administrative expenses.

The increase in depreciation and amortization of intangible assets reflects the impact of the 2013 AFC acquisition and depreciation incurred on capitalized software and website development costs.

In 2013, we recorded a $24.7 million non-cash charge to write-down the goodwill associated with TCI. In 2012, we recorded a $19.7 million non-cash charge to write-down the goodwill associated with RealGravity to fair value.

Interest expense primarily reflects the interest incurred on our outstanding borrowings. Our outstanding borrowings include $885 million aggregate principal amount Senior Notes that bear interest at 3.55% and mature on January 15, 2015. We also have $500 million aggregate principal amount Senior Notes outstanding that bear interest at 2.70% and mature on December 15, 2016.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates is our proportionate 50% share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces equity in earnings we recognize from the UKTV investment. Accordingly, equity in earnings of affiliates includes our $36.8 million proportionate share of UKTV’s results in 2013 and $39.8 million for our proportionate share of UKTV’s results in 2012 which were reduced by amortization of $18.0 million in 2013 and $18.2 million in 2012. Increased contributions from our investments in HGTV Canada and Food Network Canada and the improved performance from HGTV and Food Network Magazines contributed to the increase in equity in earnings of affiliates. Equity in earnings of affiliates in 2012 also reflects a $5.9 million write-down to reduce the carrying value of our investments to their estimated fair value.

We recognized foreign exchange losses of $1.8 million during 2013 and $11.6 million of foreign exchange gains during 2012. These gains and losses, reported within the miscellaneous, net caption in our consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances. Miscellaneous, net also includes interest income of $6.2 million in 2013 and $8.4 million in 2012. Interest income includes interest earned on the note acquired from Virgin Media, Inc. during the UKTV transaction.

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

Net income attributable to noncontrolling interests increased due to the growing profitability of both the Food Network Partnership and Travel Channel.

Business Segment Results

As discussed in Note 19-Segment Information to the consolidated financial statements, our chief operating decision maker evaluates the operating performance of our business segments using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items that are included in net income determined in accordance with GAAP.

Items excluded from segment profit generally result from decisions made in prior periods or by corporate executives rather than the managers of the business segments. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are, therefore, excluded from the measure. Financing, tax structure and divestiture decisions are generally made by corporate executives. Excluding these items from our business segment performance measure enables us to evaluate business segment operating performance based upon current economic conditions and decisions made by the managers of the business segments in the current period.

In 2014, we made changes to our management reporting structure related to operating results from our uLive business and our businesses located in the Caribbean. In conjunction with these changes in our reporting structure, we now report the results of uLive within the lifestyle media segment, rather than the corporate and other caption. The results of the Caribbean businesses are now reported within international operations, included within the corporate and other caption for segment reporting purposes, rather than the lifestyle media segment. For comparability purposes, prior year segment results have also been reclassified to reflect the impact of these management reporting changes. These reclassifications only affect our segment reporting and do not change our consolidated operating revenues, operating income or net income.

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

(in thousands)	For the years ended December 31,
	2014	Change	2013	Change	2012
Segment operating revenues:
Lifestyle media	$2,575,376	4.9%	$2,455,650	9.0%	$2,252,690
Corporate and other	90,290	19.1%	75,798	39.1%	54,492
Intersegment eliminations	(210)		(639)

Total operating revenues	$2,665,456	5.3%	$2,530,809	9.7%	$2,307,182

Segment profit (loss):
Lifestyle media	$1,255,437	4.4%	$1,202,356	7.0%	$1,123,704
Corporate and other	(133,676)	33.8%	(99,896)	20.6%	(82,831)

Total segment profit	1,121,761	1.8%	1,102,460	5.9%	1,040,873
Depreciation and amortization of intangible assets	(128,582)		(117,580)		(107,591)
Write-down of goodwill			(24,723)		(19,663)
(Losses) Gains on disposal of property and equipment	(870)		(1,681)		754
Interest expense	(52,687)		(48,710)		(50,814)
Equity in earnings of affiliates	85,631		79,644		60,864
Miscellaneous, net	2,598		1,241		13,340

Income from operations before income taxes	$1,027,851		$990,651		$937,763

Corporate and other includes the results of the lifestyle-oriented channels we operate in EMEA, APAC, and Latin America, operating results from the international licensing of our national networks’ programming and other interactive and digital business initiatives that are not associated with our lifestyle media or international businesses. Corporate and other includes segment losses of $39.2 million in 2014, $22.9 million in 2013 and $6.9 million in 2012 from our international operations and other interactive and digital business initiatives. The corporate and other segment loss amounts in 2014 also include $9.7 million of costs incurred for the early termination of service agreements provided for our Food Network and Fine Living operations in EMEA. In conjunction with the termination of these agreements, we also entered into an arrangement that establishes a transition plan for us to assume the activities with these provided services.

A reconciliation of segment profit to operating income determined in accordance with GAAP for each business segment was as follows:

(in thousands)	For the years ended December 31,
	2014	2013	2012
Operating income	$992,309	$958,476	$914,373
Depreciation and amortization of intangible assets:
Lifestyle media	111,497	104,214	101,360
Corporate and other	17,085	13,366	6,231
Write-down of goodwill		24,723	19,663
Losses (gains) on disposal of property and equipment:
Lifestyle media	1,311	1,606	637
Corporate and other	(441)	75	(1,391)

Total segment profit	$1,121,761	$1,102,460	$1,040,873

Lifestyle Media

Lifestyle media includes our six national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle media also includes websites that are associated with the aforementioned television brands and other internet-based businesses serving home, food, and travel related categories. The Food Network and Cooking Channel are included in the Food Network Partnership, for which we own approximately 69 percent. We also own 65 percent of Travel Channel.

Operating results for lifestyle media were as follows:

(in thousands)	For the years ended December 31,
	2014	Change	2013	Change	2012
Segment operating revenues:
Advertising	$1,787,647	5.3%	$1,697,170	9.2%	$1,554,462
Network affiliate fees, net	755,950	4.9%	720,547	8.7%	662,815
Other	31,779	(16.2)%	37,933	7.1%	35,413

Total segment operating revenues	2,575,376	4.9%	2,455,650	9.0%	2,252,690

Segment costs and expenses:
Cost of services, excluding depreciation and amortization of intangible assets	717,867	9.6%	655,087	12.3%	583,162
Selling, general and administrative	602,072	0.6%	598,207	9.6%	545,824

Total segment costs and expenses	1,319,939	5.3%	1,253,294	11.0%	1,128,986

Segment profit	$1,255,437	4.4%	$1,202,356	7.0%	$1,123,704

Supplemental Information:
Program amortization	$606,690		$546,133		$481,157
Program payments	705,817		613,574		616,492
Depreciation and amortization	111,497		104,214		101,360
Capital expenditures	50,042		66,026		52,672

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and audience impressions delivered. Mid-single digit pricing growth was the primary contributor of our advertising revenue growth in 2014 compared with 2013, while high single digit pricing growth was the primary contributor of our advertising revenue growth in 2013 compared with 2012.

Distribution agreements with cable and satellite television systems and telecommunication service providers require distributors to pay SNI fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. The increase in network affiliate fees over each of the last three years was primarily attributed to scheduled rate increases. Lower launch incentive amortization in 2013 also contributed to the increase in network affiliate fees compared with 2012. The total number of subscribers receiving our networks from cable and satellite television operators, telecommunication providers, digital distributors and other distribution platforms decreased slightly in 2014 compared with 2013 and in 2013 compared with 2012.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $60.6 million in 2014 compared with 2013 and increased $65.0 million in 2013 compared with 2012. The year-over-year fluctuation in program amortization is also impacted by program asset impairments that totaled $38.4 million in 2014, $32.0 million in 2013 and $17.2 million in 2012. Costs of services in 2014 also includes a $3.9 million charge for severance, retention and related retirement benefit costs incurred from the employee reduction programs that were initiated by the Company in the fourth quarter of 2014.

Selling, general and administrative expenses in 2014 includes $8.2 million of costs incurred for the previously mentioned employee reduction programs. The increase in selling, general and administrative expenses in 2013 compared with 2012 reflects an increase in employee compensation and benefits from the hiring of additional employees to support the growth of lifestyle media.

Supplemental financial information for lifestyle media included the following:

(in thousands)	For the years ended December 31,
	2014	Change	2013	Change	2012
Operating revenues by brand:
HGTV	$938,475	7.1%	$876,051	11.7%	$784,127
Food Network	888,533	3.9%	854,936	3.2%	828,620
Travel Channel	314,199	(0.5)%	315,773	12.6%	280,381
DIY Network	152,094	9.7%	138,663	14.3%	121,282
Cooking Channel	120,835	9.6%	110,244	25.0%	88,225
Great American Country	30,154	8.8%	27,717	12.9%	24,549
Digital Businesses	122,062	1.3%	120,510	8.0%	111,629
Other	14,566	0.8%	14,454	1.4%	14,254
Intrasegment eliminations	(5,542)		(2,698)		(377)

Total segment operating revenues	$2,575,376	4.9%	$2,455,650	9.0%	$2,252,690

Subscribers by brand (1):
Food Network	97,000	(1.6)%	98,600	(1.1)%	99,700
HGTV	95,700	(1.7)%	97,400	(1.4)%	98,800
Travel Channel	91,500	(2.5)%	93,800	(1.0)%	94,700
DIY Network	58,400	1.0%	57,800	(1.0)%	58,400
Cooking Channel	62,000	1.8%	60,900	1.3%	60,100
Great American Country	59,600	(4.9)%	62,700		62,700

(1)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our revolving credit facility and access to capital markets. Advertising provides approximately 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $878 million at December 31, 2014 and $686 million at December 31, 2013. We have a Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $650 million in aggregate borrowings and expires in March 2019. There were no outstanding borrowings under the Facility at December 31, 2014. In the fourth quarter of 2014, we issued $1 billion aggregate principal amount Senior Notes whose funds were primarily used to repay the $885 million Senior Notes that matured on January 15, 2015.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire shares of our common stock under the repurchase program, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2015 will provide sufficient liquidity to fund our operations.

Cash Flows

Cash and cash equivalents increased $192 million in 2014 and $249 million in 2013 and decreased $323 million in 2012. Components of these changes are discussed below in more detail.

Operating Activities

Cash provided by operating activities totaled $778 million in 2014, $877 million in 2013 and $615 million in 2012. Segment profit generated from our business segments totaled $1.1 billion in 2014, $1.1 billion in 2013 and $1.0 billion in 2012. Growth in operating revenues at our lifestyle media segment of 4.9 percent in 2014 compared with 2013 and 9.0 percent in 2013 compared with 2012, contributed to the year-over-year increases in segment profit. Program payments exceeded the program amortization recognized in our consolidated statements of operations by $104 million in 2014, $70.9 million in 2013 and $136 million in 2012, reducing cash provided by operating activities for those respective periods. Cash provided by operating activities was also reduced for income taxes and interest payments, totaling $355 million in 2014, $275 million in 2013 and $395 million in 2012 and was increased for dividends received from equity investments, totaling $104 million in 2014, $83.9 million in 2013 and $61.9 million in 2012.

Investing Activities

Cash used in investing activities totaled $78.3 million in 2014, $168 million in 2013 and $225 million in 2012. Capital expenditures totaled $53.8 million in 2014, $73.0 million in 2013, and $63.4 million in 2012.

In April 2013, we acquired AFC for net consideration of approximately $64.4 million.

In April 2012, we acquired TCI for net consideration of approximately $107 million.

In January 2012, we acquired RealGravity, Inc. for net cash consideration of approximately $19.6 million.

A noncontrolling owner holds a 35% residual interest in the Travel Channel. The noncontrolling owner of that interest has a put option right requiring us to repurchase their interest, and we have a call option right to acquire their outstanding interest.

The put option became exercisable beginning August 17, 2014, and our call option will become exercisable beginning August 17, 2015. The noncontrolling interest holder will receive appraised fair value for their interest following the exercise of the put or call options. As of December 31, 2014, we valued the noncontrolling interest in the Travel Channel at $96.3 million.

Financing Activities

Cash used in financing activities totaled $505 million in 2014, $461 million in 2013 and $711 million in 2012.

Under the repurchase program approved by the Board, we are permitted to acquire $2 billion of Class A Common Shares. During 2014, we repurchased 15.4 million shares for approximately $1.2 billion, including repurchasing 4.5 million shares from Scripps family members at a total cost of $339 million. We repurchased 3.9 million shares for approximately $253 million in 2013 and 11.8 million shares for approximately $600 million in 2012.

On February 19, 2015, the Board authorized an additional $1 billion for the Company’s repurchase program. Following the February 19, 2015 authorization, $1.4 billion remained available for repurchase under our repurchase program. There is no expiration date for the repurchase program, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the repurchase program.

In November 2014, we issued $1 billion aggregate principal amount of Senior Notes consisting of $500 million of 2.75% Senior Notes due in 2019 at a price equal to 99.645% of the principal amount and $500 million of 3.90% Senior Notes due in 2024 at a price equal to 99.266% of the principal amount. Net proceeds from the Senior Notes are to be utilized for general corporate purposes including, but not limited to, the payoff of our $885 million 3.55% Senior Notes that matured and were paid on January 15, 2015.

We also have $500 million aggregate principal amount Senior Notes that mature on December 15, 2016 and bear interest at 2.70%.

Pursuant to the terms of the Food Network general partnership (“Partnership”) agreement, the Partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by partners prior to distributions based upon each partners’ ownership interest in the Partnership. During 2012, remaining outstanding capital contributions were returned to the respective partners. Cash distributions to Food Network’s noncontrolling interest partner were $189 million in 2014, $154 million in 2013 and $114 million in 2012. Cash distributions to Travel Channel’s noncontrolling interest partner were $27.6 million in 2014, $6.4 million in 2013 and $52.5 million in 2012.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. Total dividend payments to shareholders of our common stock were $113 million in 2014, $88.4 million in 2013 and $73.1 million in 2012. During the first quarter of 2015, the Board approved an increase in the quarterly dividend rate to $.23 per share. We currently expect that quarterly cash dividends will continue to be paid in the future. Future dividends are, however, subject to our earnings, financial condition and capital requirements.

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

We may use operational and economic hedges, as well as currency exchange rate and interest rate derivative instruments, to manage the impact of currency exchange rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we may enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities and probable commitments. The currency of the derivative instruments is the British pound.

We do not enter currency exchange rate derivative instruments for speculative purposes.

We have not entered into arrangements that fall under any of the four categories noted above and that would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Our contractual obligations under certain contracts are included in the following table.

Contractual Obligations

A summary of our contractual cash commitments, as of December 31, 2014, were as follows:

(in thousands)	Less than 1 Year	Years 2 & 3	Years 4 & 5	Over 5 Years	Total
Debt:
Principal amounts	$885,000	$500,000	$500,000	$500,000	$2,385,000
Interest on debt	48,059	79,438	64,781	95,063	287,341
Programming:
Available for broadcast	36,138				36,138
Not yet available for broadcast	237,457	2,667			240,124
Talent contracts	19,447	4,230			23,677
Employee compensation and benefits:
Deferred compensation and benefits	1,677	1,416	1,416	38,264	42,773
Employment contracts	18,421	15,211	809		34,441
Operating leases:
Noncancelable	21,670	53,901	46,842	37,468	159,881
Cancelable	1,665	2,863	2,729	1,436	8,693
Pension obligations-
Minimum pension funding	4,650	21,432	4,529	13,214	43,825
Other commitments:
Satellite transmission	25,870	44,471	15,026	3,322	88,689
Noncancelable purchase and service commitments	17,780	61,148	18,284	6,053	103,265
Other purchase and service commitments	68,269	17,613	791		86,673

Total contractual cash obligations	$1,386,103	$804,390	$655,207	$694,820	$3,540,520

In the ordinary course of business, we enter into multi-year contracts to obtain distribution of our networks, license or produce programming, secure on-air talent, lease office space and equipment, obtain satellite transmission services and purchase other goods and services.

Debt — Principal payments on long-term debt reflect the repayment of our various fixed-rate notes assuming repayment will occur upon the expiration of the fixed-rate notes in January 2015, December 2016, November 2019 and November 2024.

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

Leases for operating and office equipment are generally cancelable by either party on 30 to 90 day notice; however, we expect such contracts will remain in force throughout the terms of the leases. The amounts included in the table above represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration.

Generally, we expect our operating leases will be renewed or replaced with similar agreements upon their expiration.

Pension Obligations — We sponsor a qualified defined benefit pension plan (“Pension Plan”) that covers substantially all employees. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”).

Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our Pension Plan in 2015 and estimated benefit payments for our unfunded non-qualified SERP. Estimated payments for the SERP have been estimated over a ten-year period. Accordingly, the amounts in the over 5 years column include estimated payments for the 2020-2024 periods. While benefit payments under these plans are expected to continue beyond 2024, we believe it is not practicable to estimate payments beyond this period.

Income Tax Obligations — The contractual obligations table does not include any amounts for income taxes due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2014, our reserves for income taxes totaled $69.9 million and is reflected in other liabilities on our consolidated balance sheets. See Note 6-Income Taxes to the consolidated financial statements for additional information on income taxes.

Other Purchase Commitments — We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2014. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Redemption of Noncontrolling Interests in Subsidiary Companies — The noncontrolling interest holder of Travel Channel has the right to require us to repurchase their respective interest, and we have a call option right to acquire their outstanding interest. The put option became exercisable beginning August 17, 2014, and our call option will become exercisable beginning August 17, 2015. The noncontrolling interest holder will receive appraised fair value for their interest following the exercise of the put or call options. The table of contractual obligations does not include amounts for the repurchase of noncontrolling interests.

The Food Network is operated and organized under the terms of the Partnership. SNI and a noncontrolling owner hold interests in the Partnership. During the fourth quarter of 2014, the Food Network Partnership agreement was extended and specifies a dissolution date of December 31, 2016. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as a holder of approximately 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make a variety of decisions that affect reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the consolidated financial statements.

Note 2-Summary of Significant Accounting Policies to the consolidated financial statements describes the significant accounting policies we have selected for use in the preparation of our consolidated financial statements and related disclosures. We believe the following to be the most critical accounting policies, estimates and assumptions affecting our reported amounts and related disclosures.

Programs and Program Licenses — Production costs for programs produced by us or for us are capitalized as program assets. Such costs include capitalizable direct costs, production overhead, development costs and acquired production costs. Program licenses, which represent approximately 6 percent of our program assets, generally have fixed terms and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when programs become available for broadcast. Program assets are amortized to expense over the estimated useful lives of the programs based upon future cash flows. The amortization of program assets generally results in an accelerated method over the estimated useful lives.

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

See Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements for a summary of revenue recognition policies.

Acquisitions — Assets acquired and liabilities assumed in a business combination are recorded at fair value. We generally determine fair values using comparisons to market transactions and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment for estimating future cash flows of the asset and expected period of time over which those cash flows will occur and an appropriate discount rate. Changes in such estimates could affect the amounts allocated to individual identifiable assets. While we believe our assumptions are reasonable, if different assumptions were made, the amounts allocated to finite-lived and indefinite-lived intangible assets could differ substantially from the reported amounts and the associated amortization charge, if required, could also differ.

Goodwill — Goodwill for each reporting unit is tested for impairment on an annual basis, at a minimum, or when events occur or circumstances change that would indicate the fair value of a reporting unit may be below its carrying value. As of December 31, 2014, our reporting units for purposes of performing the impairment test for goodwill are lifestyle media, our international businesses conducting business in EMEA and our international businesses conducting business in APAC. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

To determine the fair value of a reporting unit, we generally use market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset or business, the expected period of time over which those cash flows will occur and the determination of an appropriate discount rate. Changes in our estimates and projections or changes in our established reporting units could materially affect the determination of fair value for each reporting unit.

As of December 31, 2014, the fair value of our lifestyle media reporting unit substantially exceeded its carrying value. A significant portion of net assets in our EMEA and APAC reporting units is comprised of the assets acquired in the recent TCI and AFC business acquisitions, respectively. We completed the TCI acquisition in 2012 and recorded a partial goodwill write-down of $24.7 million in 2013 and completed the AFC acquisition in 2013. Accordingly, the fair value of these reporting units approximate the reporting units’ carrying values and no goodwill impairment was recorded in 2014.

In 2013, we determined that the goodwill recorded for TCI was impaired primarily due to delayed expansion into some of the growth markets identified for the business at acquisition.

Finite-Lived Intangible Assets — Finite-lived intangible assets (e.g., network distribution relationships, customer lists, trade names and other acquired rights) are tested for impairment when a triggering event occurs. Such triggering events include the significant disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related asset. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows against the carrying value of the asset. If the carrying value of such asset exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale or there is an actively pursuing buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, estimating future cash flows of the assets involved and selecting the discount rate to be applied in determining fair value.

Income Taxes — The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood of whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

We have deferred tax assets and record valuation allowances to reduce such deferred tax assets to the amount that is more likely than not to be realized. We consider ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine that the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment is made to the tax provision in that period.

New Accounting Standards

A discussion of recently issued accounting pronouncements is described in Note 3-Accounting Standards Updates and Recently Issued Accounting Standards Updates of the notes to consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to interest rates and foreign currency exchange rates. We use, or expect to use, derivative financial instruments to modify exposure to risks from fluctuations in interest rates and foreign currency exchange rates. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure, and we do not hold or enter into financial instruments for speculative trading purposes.

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our earnings and cash flows, and to reduce overall borrowing costs.

We are subject to interest rate risk associated with our credit facility, as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $1 billion of Senior Notes in November 2014, issued $500 million of Senior Notes in December 2011 and a majority-owned subsidiary of SNI issued $885 million of Senior Notes in conjunction with our acquisition of a controlling interest in the Travel Channel in December 2009. A 100 basis point increase or decrease in the level of interest rates, respectively, would decrease or increase the total aggregate fair value of the Senior Notes by approximately $70.8 million and $65.4 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments:

(in thousands)	As of December 31, 2014		As of December 31, 2013
	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
3.55% senior notes due in 2015	$884,994	$885,358	$884,844	$910,411
2.70% senior notes due in 2016	499,766	514,897	499,644	519,510
2.75% senior notes due in 2019	498,269	501,792
3.90% senior notes due in 2024	496,376	507,948

Total debt	$2,379,405	$2,409,995	$1,384,488	$1,429,921

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $116 million at December 31, 2014 and $122 million at December 31, 2013, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such note receivable is believed to approximate fair value.

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. Our primary exposures to foreign currencies are the exchange rates between the U.S. dollar and the Canadian dollar, the U.S. dollar and the British pound and the U.S. dollar and the Euro. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to these currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts. The change in fair value of non-designated contracts is included within the miscellaneous, net caption in our consolidated statements of operations. The gross notional value of foreign exchange rate derivative contracts were $124 million at December 31, 2014 and $236 million at December 31, 2013. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at December 31, 2014 indicates that if the U.S. dollar strengthened/weakened by 10 percent against the British pound, the fair value of these contracts would increase/decrease by approximately $12.4 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Scripps Networks Interactive and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2014.

Date: February 27, 2015

BY:

/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman, President and Chief Executive Officer

/s/ Lori A. Hickok
Lori A. Hickok
Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Scripps Networks Interactive, Inc.

Knoxville, Tennessee

We have audited the internal control over financial reporting of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Scripps Networks Interactive, Inc.

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule at Page S-2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Scripps Networks Interactive, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 27, 2015

Scripps Networks Interactive, Inc.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and par value amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$878,164	$686,371
Accounts receivable (less allowances: 2014 — $7,889; 2013 — $6,853)	629,775	619,619
Programs and program licenses	477,575	423,949
Deferred income taxes	41,831	41,140
Other current assets	110,816	90,231

Total current assets	2,138,161	1,861,310
Investments	463,344	488,198
Property and equipment, net	226,246	246,350
Goodwill and other intangible assets:
Goodwill	573,119	574,582
Other intangible assets, net	595,881	655,009

Total goodwill and other intangible assets, net	1,169,000	1,229,591

Other assets:
Programs and program licenses (less current portion)	469,083	413,057
Deferred income taxes	37,265	39,075
Other non-current assets	164,533	160,866

Total other assets	670,881	612,998

Total Assets	$4,667,632	$4,438,447

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,499	$18,278
Current portion of debt	884,994
Program rights payable	36,138	30,412
Customer deposits and unearned revenue	47,929	70,427
Accrued liabilities:
Employee compensation and benefits	73,185	67,188
Accrued marketing and advertising costs	3,765	11,053
Other accrued liabilities	90,444	81,341

Total current liabilities	1,157,954	278,699
Debt (less current portion)	1,494,411	1,384,488
Other liabilities (less current portion)	234,429	223,368

Total liabilities	2,886,794	1,886,555

Commitments and contingencies (Note 20)

Redeemable noncontrolling interest (Note 16)	96,251	133,000

Equity:
SNI shareholders’ equity:
Preferred stock, $.01 par — authorized: 25,000,000 shares; none outstanding Common stock, $.01 par:
Class A — authorized: 240,000,000 shares; issued and outstanding: 2014 — 97,789,910 shares; 2013 — 111,891,667 shares	978	1,119
Voting — authorized: 60,000,000 shares; issued and outstanding: 2014 — 34,317,171 shares; 2013 — 34,317,171 shares	343	343

Total	1,321	1,462
Additional paid-in capital	1,359,023	1,447,496
Retained earnings	79,994	662,574
Accumulated other comprehensive loss	(57,891)	(12,529)

Total SNI shareholders’ equity	1,382,447	2,099,003

Noncontrolling interest (Note 16)	302,140	319,889

Total equity	1,684,587	2,418,892

Total Liabilities and Equity	$4,667,632	$4,438,447

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2014	2013	2012
Operating Revenues:
Advertising	$1,816,388	$1,717,734	$1,564,503
Network affiliate fees, net	799,178	758,220	688,440
Other	49,890	54,855	54,239

Total operating revenues	2,665,456	2,530,809	2,307,182

Cost of services, excluding depreciation and amortization of intangible assets	778,896	699,294	610,836
Selling, general and administrative	764,799	729,055	655,473
Depreciation	72,979	63,010	58,242
Amortization of intangible assets	55,603	54,570	49,349
Write-down of goodwill		24,723	19,663
Losses (gains) on disposal of property and equipment	870	1,681	(754)

Total operating expenses	1,673,147	1,572,333	1,392,809

Operating income	992,309	958,476	914,373
Interest expense	(52,687)	(48,710)	(50,814)
Equity in earnings of affiliates	85,631	79,644	60,864
Miscellaneous, net	2,598	1,241	13,340

Income from operations before income taxes	1,027,851	990,651	937,763
Provision for income taxes	301,043	307,623	88,107

Net income	726,808	683,028	849,656
Less: net income attributable to noncontrolling interests	181,533	177,958	168,178

Net income attributable to SNI	$545,275	$505,070	$681,478

Net income attributable to SNI common shareholders per share of common stock:
Net income attributable to SNI common shareholders per basic share of common stock	$3.86	$3.43	$4.48
Net income attributable to SNI common shareholders per diluted share of common stock	$3.83	$3.40	$4.44

Weighted average shares outstanding:
Weighted average basic shares outstanding	141,297	147,326	152,180
Weighted average diluted shares outstanding	142,193	148,502	153,327

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
(in thousands)	2014	2013	2012
Net income	$726,808	$683,028	$849,656
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax — 2014, $1,273; 2013, $1,117; 2012, ($270)	(37,877)	6,534	5,341
Pension liability adjustments, net of tax — 2014, $4,783; 2013, ($11,991); 2012, $6,330	(7,791)	19,529	(10,780)

Comprehensive income	681,140	709,091	844,217
Less: comprehensive income attributable to noncontrolling interests	181,227	177,688	168,254

Comprehensive income attributable to SNI	$499,913	$531,403	$675,963

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$726,808	$683,028	$849,656
Depreciation and amortization of intangible assets	128,582	117,580	107,591
Write-down of goodwill		24,723	19,663
Amortization of network distribution costs	7,004	7,024	23,687
Program amortization	621,210	556,694	487,138
Equity in earnings of affiliates	(85,631)	(79,644)	(60,864)
Program payments	(725,582)	(627,591)	(623,484)
Dividends received from equity investments	104,185	83,912	61,896
Deferred income taxes	7,175	79,336	(284,271)
Stock and deferred compensation plans	39,375	46,810	39,492
Changes in working capital accounts (excluding the effects of acquisition):
Accounts receivable	(10,932)	(52,691)	(4,461)
Other assets	(2,188)	1,255	(7,228)
Accounts payable	3,593	5,001	(2,157)
Accrued employee compensation and benefits	6,848	9,709	10,249
Accrued / refundable income taxes	(18,947)	(31,573)	(2,365)
Other liabilities	(16,558)	35,303	(5,688)
Other, net	(7,368)	18,318	5,829

Cash provided by operating activities	777,574	877,194	614,683

Cash Flows from Investing Activities:
Additions to property and equipment	(53,775)	(72,990)	(63,416)
Purchases of long-term investments	(17,042)		(17,089)
Collections (funds advanced) on note receivable	4,481	12,939	12,264
Purchases of subsidiary companies, net of cash acquired		(64,412)	(119,036)
Other, net	(12,001)	(43,510)	(48,003)

Cash used in continuing investing activities	(78,337)	(167,973)	(235,280)
Cash provided by discontinued investing activities			10,000

Cash used in investing activities	(78,337)	(167,973)	(225,280)

Cash Flows from Financing Activities:
Proceeds from debt	1,189,555
Payments on debt	(195,000)
Dividends paid	(112,943)	(88,400)	(73,109)
Dividends paid to noncontrolling interests	(216,860)	(160,493)	(166,351)
Repurchase of Class A common stock	(1,198,962)	(253,203)	(600,285)
Proceeds from stock options	39,605	42,976	121,665
Deferred loan costs	(9,026)
Other, net	(1,361)	(1,762)	6,675

Cash used in financing activities	(504,992)	(460,882)	(711,405)

Effect of exchange rate changes on cash and cash equivalents	(2,452)	507	(565)

Increase (decrease) in cash and cash equivalents	191,793	248,846	(322,567)
Cash and cash equivalents:
Beginning of year	686,371	437,525	760,092

End of year	$878,164	$686,371	$437,525

Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$45,917	$45,436	$46,682
Income taxes paid	309,519	229,966	348,158

Non-Cash Transactions:
Obligations incurred for purchase of intangible assets			$74,254
Contingent consideration liability			8,323

See notes to consolidated financial statements.

Scripps Networks Interactive, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests (Temporary Equity)
As of December 31, 2011	$1,571	$1,346,429	$364,073	$(33,347)	$254,919	$1,933,645	$162,750
Comprehensive income (loss)			681,478	(5,515)	166,059	842,022	2,195
Redeemable noncontrolling interest fair value adjustments			(24,055)			(24,055)	24,055
Dividends paid to noncontrolling interests					(113,851)	(113,851)	(52,500)
Dividends: declared and paid — $.48 per share			(73,109)			(73,109)
Repurchases of 11,841.108 Class A Common Shares	(118)	(104,378)	(495,789)			(600,285)
Stock-based compensation expense		32,130				32,130
Exercise of employee stock options: 3,317,088 shares issued	33	121,632				121,665
Other stock-based compensation, net: 376,169 shares issued; 110,176 shares repurchased	3	(2,940)				(2,937)
Tax benefits of compensation plans		12,826				12,826

As of December 31, 2012	1,489	1,405,699	452,598	(38,862)	307,127	2,128,051	136,500
Comprehensive income (loss)			505,070	26,333	166,885	698,288	10,803
Redeemable noncontrolling interest fair value adjustments			7,933			7,933	(7,933)
Dividends paid to noncontrolling interests					(154,123)	(154,123)	(6,370)
Dividends: declared and paid — $.60 per share			(88,400)			(88,400)
Convert 2 Voting Shares to Class A Common Shares
Repurchases of 3,917,471 Class A Common Shares	(39)	(38,537)	(214,627)			(253,203)
Stock-based compensation expense		36,845				36,845
Exercise of employee stock options: 990,383 shares issued	9	42,967				42,976
Other stock-based compensation, net: 352,599 shares issued; 104,178 shares repurchased	3	(4,367)				(4,364)
Tax benefits of compensation plans		4,889				4,889

As of December 31, 2013	1,462	1,447,496	662,574	(12,529)	319,889	2,418,892	133,000
Comprehensive income (loss)			545,275	(45,362)	171,548	671,461	9,679
Redeemable noncontrolling interest fair value adjustments			18,865			18,865	(18,865)
Dividends paid to noncontrolling interests					(189,297)	(189,297)	(27,563)
Dividends: declared and paid — $.80 per share			(112,943)			(112,943)
Repurchases of 15,447,884 Class A Common Shares	(154)	(165,031)	(1,033,777)			(1,198,962)
Stock-based compensation expense		35,474				35,474
Exercise of employee stock options: 1,007,676 shares issued	10	39,595				39,605
Other stock-based compensation, net: 513,690 shares issued; 175,239 shares repurchased	3	(10,850)				(10,847)
Tax benefits of compensation plans		12,339				12,339

As of December 31, 2014	$1,321	$1,359,023	$79,994	$(57,891)	$302,140	$1,684,587	$96,251

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

As used in the Notes to the Consolidated Financial Statements, the terms “we”, “our”, “us” or “the Company” may, depending on the context, refer to Scripps Networks Interactive, Inc. (“SNI”), to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

Description of Business — The Company operates in the media industry and has interests in national television networks and internet based media outlets. The Company’s reportable segment is lifestyle media. The lifestyle media segment includes our six national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle media also includes websites that are associated with the aforementioned television brands and other Internet-based businesses serving home, food and travel related categories.

We also have established lifestyle media brands internationally. Our lifestyle-oriented channels are available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia-Pacific (“APAC”) and Latin America.

See Note 19 — Segment Information for additional information about the Company’s segments.

Basis of Presentation

Principles of Consolidation — The consolidated financial statements include the accounts of SNI and its majority-owned subsidiary companies after elimination of intercompany accounts and transactions. Consolidated subsidiary companies include general partnerships and limited liability companies in which more than a 50% residual interest is owned. Investments in 20% to 50% owned companies and partnerships or companies and partnerships in which we exercise significant influence over the operating and financial policies are accounted for using the equity method. The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal.

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make a variety of decisions that affect reported amounts and the related disclosures, including the selection of appropriate accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions.

Our consolidated financial statements include estimates, judgment, and assumptions used in accounting for business acquisitions and dispositions, asset impairments, equity method investments, revenue recognition, program assets, depreciation and amortization, pension plans, share-based compensation, income taxes, redeemable noncontrolling interests in subsidiaries, fair value measurements and contingencies.

While we re-evaluate our estimates and assumptions on an ongoing basis, actual results could differ from those estimated at the time consolidated financial statements were prepared.

Concentration Risks — Approximately 70% of our operating revenues are derived from advertising. Operating results can be affected by changes in the demand for such services both nationally and in individual markets.

The six largest cable television systems and the two largest satellite television systems provide service to more than 88% of homes receiving HGTV, Food Network and Travel Channel. The loss of distribution of our networks by any of these cable or satellite television systems could adversely affect our business.

Foreign Currency Translation — Substantially all of our international subsidiaries use the local currency of their respective country as their functional currency. Assets and liabilities of such international subsidiaries are translated using end-of-period exchange rates while results of operations are translated based on the average exchange rates throughout the year. Equity is translated at historical exchange rates, with the resulting cumulative translation adjustment included as a component of accumulated other comprehensive (loss) income in shareholders’ equity, net of applicable taxes.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency using end-of-period exchange rates. Gains or losses resulting from such remeasurement are recorded in income. Foreign exchange gains and losses are included within miscellaneous, net in the consolidated statements of operations.

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

Investments — We have investments that are accounted for using both the equity method and cost method of accounting. We use the equity method to account for our investments in equity securities if our investment gives us the ability to exercise significant influence over operating and financial policies of the investee. Under this method of accounting, investments in equity securities are initially recorded at cost and subsequently increased or decreased to reflect our proportionate share of net earnings or losses of the equity method investees. Cash payments to equity method investees, such as additional investments, loans, advances and expenses incurred on behalf of investees, as well as dividends from equity method investees, are recorded as adjustments to the investment balances. Goodwill and other intangible assets arising from the acquisition of an investment in equity method investees are included in the carrying value of the investment. As goodwill is not reported separately, it is not separately tested for impairment. Instead, the entire equity method investment is tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

We utilize the cost method of accounting for investments that we do not have the ability to exercise significant influence over operating and financial policies of the investee. Our cost method investments, which are all in private companies, are recorded at cost.

We regularly review our investments to determine if there has been any other-than-temporary decline in values. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which the investments carrying value exceeds fair value, the duration of the decline in fair value below carrying value and the current cash position, earnings and cash forecasts and near term prospects of the investee. The carrying value of an investment is adjusted when a decline in fair value below cost is determined to be other-than-temporary.

Property and Equipment — Property and equipment, which includes internal use software, is carried at historical cost less accumulated depreciation and impairments. Costs incurred in the preliminary project stage to develop or acquire internal use software or websites are expensed as incurred. Upon completion of the preliminary project stage and management authorization of the project, costs to acquire or develop internal use software, which primarily include coding, designing and developing system interfaces, installation and testing, are capitalized if it is probable the project will be completed and the software will be used for its intended function. Costs incurred after implementation, such as maintenance and training, are expensed as incurred.

Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and improvements	35 to 45 years
Leasehold improvements	Term of lease or useful life
Program production equipment	3 to 15 years
Office and other equipment	3 to 10 years
Computer hardware and software	3 to 5 years

Programs and Program Licenses — Programming is either produced by us or for us by independent production companies or licensed under agreements with independent producers.

Costs of programs produced include capitalizable direct costs, production overhead, development costs and acquired production costs. Production costs for programs produced are capitalized. Costs to produce live programming that are not expected to be rebroadcast are expensed as incurred. Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when programs become available for broadcast. Program licenses are not discounted for imputed interest. Program assets are amortized over the estimated useful lives of the programs based upon future cash flows and are included within cost of services in the consolidated statements of operations. The amortization of program assets generally results in an accelerated method over the estimated useful lives.

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

The portion of the unamortized balance expected to be amortized within one year is classified as a current asset within programs and program licenses on the consolidated balance sheets.

Program rights liabilities payable within the next twelve months are classified as a current liability within program rights payable on the consolidated balance sheets. Noncurrent program rights liabilities are included within other noncurrent liabilities on the consolidated balance sheets. The carrying value of our program rights liabilities approximate fair value.

Goodwill — Goodwill represents the cost of acquisitions in excess of the fair value of the acquired businesses’ tangible assets and separately identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually at the reporting unit level. We perform our annual impairment review during the fourth quarter. A reporting unit is defined as operating segments or groupings of businesses one level below the operating segment level. As of December 31, 2014, our reporting units for purposes of performing the impairment test for goodwill are lifestyle media, our international businesses conducting business in EMEA, and our international businesses conducting business in APAC.

Finite-Lived Intangible Assets — Finite-lived intangible assets consist mainly of the value assigned to acquired network distribution relationships, customer lists trade names and other acquired rights.

Network distribution intangible assets represent the value assigned to acquired programming services’ relationships with cable and satellite television systems and telecommunication service providers that distribute its programs. These relationships and distribution provide the opportunity to deliver advertising to viewers. We amortize these contractual relationships on a straight-line basis over the terms of the distribution contracts and expected renewal periods, which approximate 20 years.

Customer lists, trade names and other intangible assets are amortized in relation to their expected future cash flows over estimated useful lives of up to 20 years.

Impairment of Long-Lived Assets — Long-lived assets, primarily property and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability for long-lived assets is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount of the assets, then we write down the carrying value of the assets to estimated fair values, which are primarily based upon forecasted discounted cash flows. Fair value of long-lived assets is determined based on a combination of discounted cash flows and market multiples.

Income Taxes — Some of our consolidated subsidiary companies are general partnerships and limited liability companies, which are treated as partnerships for tax purposes. Income taxes on partnership income and losses accrue to the individual partners. Accordingly, our consolidated financial statements do not include a provision for income taxes on the noncontrolling partners’ share of those consolidated subsidiary companies’ income.

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

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, on a tax return. Interest and penalties associated with such tax positions are included in the tax provision. The liability for additional taxes and interest is included within other liabilities on the consolidated balance sheets.

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

Advertising — Advertising revenue is recognized, net of agency commissions, when advertisements are displayed. Internet advertising includes (i) fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee; (ii) impression-based campaigns where the fee is based upon the number of times an advertisement appears in web pages viewed by a user; and (iii) click-through based campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertiser’s website. Advertising revenue from fixed duration campaigns are recognized over the period in which the advertising appears. Internet advertising revenue that is based upon the number of impressions delivered or the number of click-throughs achieved is recognized as impressions are delivered or click-throughs occur.

Advertising contracts may guarantee the advertiser a minimum audience for the programs in which their advertisements are broadcast over the term of the advertising contracts. We provide the advertiser with additional advertising time if we do not deliver the guaranteed audience size. If we determine we have not delivered the guaranteed audience, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the term of the advertising contracts.

Network Affiliate Fees — Cable and satellite television systems and telecommunication service providers generally pay a per-subscriber fee (“network affiliate fees”) for the right to distribute our programming under the terms of multi-year distribution contracts. Network affiliate fees are reported net of volume discounts earned by the distributors and incentive costs offered to system operators in exchange for initial multi-year distribution contracts. We recognize network affiliate fees as revenue over the term of the contracts, including any free periods. Network launch incentives are capitalized as assets upon launch of our programming on the cable or satellite television system and amortized against network affiliate fees based upon the ratio of each period’s revenue to expected total revenue over the term of the contracts.

Network affiliate fees due to us, net of applicable discounts, are reported to us by cable and satellite television systems. Such information is generally not received until after the close of the reporting period. Therefore, reported network affiliate fee revenues are based upon our estimates of the number of subscribers receiving our programming and the amount of volume-based discounts each cable and satellite television provider and telecommunication provider is entitled to receive. We subsequently adjust these estimated amounts based upon the actual amounts of network affiliate fees received. Such adjustments have not been significant.

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

Marketing and Advertising Costs — Marketing and advertising costs, which totaled $160 million in 2014, $144 million in 2013 and $143 million in 2012 and are reported within the selling, general and administrative caption in the consolidated statements of operations, include costs incurred to promote our businesses and to attract traffic to our websites. Advertising production costs are deferred and expensed the first time the advertisement is shown. Other marketing and advertising costs are expensed as incurred.

Stock-Based Compensation — We have a Long-Term Incentive Plan (the “LTI Plan”) which is described more fully in Note 21 -Capital Stock and Stock Compensation Plans. The LTI Plan provides for long-term performance compensation for key employees and members of the Board of Directors (the “Board”). A variety of discretionary awards for employees and non-employee directors are authorized under the LTI Plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock units and performance awards.

Compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, are measured using a binomial lattice model. A Monte Carlo simulation model is used to determine the fair value of awards with market conditions. The fair value of awards that grant the employee the underlying shares are measured by the fair value of a Class A Common share.

Certain awards of Class A Common shares have performance and service conditions under which the number of shares granted is determined by the extent to which such conditions are met (“Performance Shares”). Compensation costs for such awards are measured by the grant-date fair value of a Class A Common share and the number of shares earned. In periods prior to completion of the performance period, compensation costs are based upon estimates of the number of shares that will be earned. Compensation costs related to Performance Shares with a market-based condition are recognized regardless of whether the market condition is satisfied, provided the requisite service has been provided.

Compensation costs attributed to nonqualified stock options, net of estimated forfeitures due to termination of employment, are recognized on a straight-line basis over the requisite service period of the award. The requisite service period is generally the vesting period stated in the award. Compensation costs attributed to stock units, net of estimated forfeitures due to termination of employment or failure to meet performance targets, are recognized according to the graded vesting over the requisite service period. A significant portion of our stock-based grants also vest upon the retirement of the employee. For these awards, grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period.

Net Income Per Share — The computation of basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding, including participating securities outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS.

The following table presents information about basic and diluted weighted average shares outstanding:

	For the years ended December 31,
(in thousands)	2014	2013	2012
Basic weighted average shares outstanding	141,297	147,326	152,180
Effect of dilutive securities:
Unvested performance share awards and share units held by employees	228	274	145
Stock options held by employees and directors	668	902	1,002

Diluted weighted average shares outstanding	142,193	148,502	153,327

Anti-dilutive share awards	298	129	618

3. ACCOUNTING STANDARDS UPDATES AND RECENTLY ISSUED ACCOUNTING STANDARDS UPDATES

In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASC will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new ASC is effective for us on January 1, 2017. Early application is not permitted. The ASC permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements and related disclosures.

4. ACQUISITIONS

Asian Food Channel — On April 12, 2013, we acquired the Asian Food Channel (“AFC”) for consideration of approximately $66 million. Assets acquired in the transaction included approximately $1.2 million of cash. AFC, which is based in Singapore, is an independent company which broadcasts 24 hours a day, seven days a week and reaches about 8 million subscribers in 11 markets.

Travel Channel International — On April 30, 2012, we acquired Travel Channel International, Ltd. (“TCI”) for consideration of approximately $115 million, including approximately $7.6 million released from escrow in 2013. Assets acquired in the transaction included approximately $7.6 million of cash. TCI is an independent company headquartered in the UK that is broadcast in 21 languages across EMEA and APAC.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the dates of the AFC and TCI acquisitions. The allocation of the purchase price for the AFC and TCI acquisitions reflect final values assigned and may differ from preliminary values reported in the consolidated financial statements for prior periods.

(in thousands)	AFC	TCI
Accounts receivable	$1,960	$6,545
Other current assets	271	1,406
Programs and program licenses	4,794	9,164
Property and equipment	399	475
Amortizable intangible assets	24,600	59,977
Other assets	160
Current liabilities	(1,941)	(4,456)
Deferred income taxes	(4,413)	(15,243)

Total identifiable net assets	$25,830	$57,868
Goodwill	38,582	49,173

Net purchase price	$64,412	$107,041

The goodwill arising from the AFC and TCI acquisitions reflect the economic potential of the markets in which the acquired companies operate as well as the synergies and economies of scale expected from operating both businesses as part of SNI. The goodwill recorded as part of these acquisitions is not amortizable for tax purposes.

AFC contributed operating revenues of $6.8 million and a net loss of $5.6 million to SNI’s operating results in 2013. TCI contributed operating revenues of $16.7 million and net income of $1.3 million to SNI’s operating results in 2012.

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

Pro forma results are not presented for these acquisitions completed during 2013 or 2012 because the consolidated results of operations would not be significantly different from reported amounts. Financial information for the AFC and TCI businesses are reported within our corporate and other segment caption, and RealGravity is reported within the lifestyle media segment.

5. EMPLOYEE AND CONTRACT TERMINATION COSTS

Voluntary Early Retirement Program and Employee Termination Costs — During the fourth quarter of 2014, we provided qualified employees with voluntary early retirement packages and notified employees of the elimination of certain positions within the Company. We also announced that the Company will be closing its Cincinnati, OH office location later in 2015 and will be relocating certain employees to our Knoxville, TN headquarters. Our 2014 operating results include a $14.4 million charge for severance, retention and related retirement benefit costs that were incurred as a result of these programs, and net income attributable to SNI was reduced by $8.9 million.

A summary of these 2014 charges by segment were as follows:

(in thousands)	Lifestyle media	Corporate and other	Total
Costs of services, excluding depreciation and amortization of intangible assets	$3,872		$3,872
Selling, general and administrative	8,169	$2,311	10,480

Total	$12,041	$2,311	$14,352

At December 31, 2014, our consolidated balance sheets include accrued liabilities of $14.1 million related to the costs incurred for these programs.

Contract Termination Costs — During the second quarter of 2014, we reached an agreement to terminate the master services agreement and sales agency agreement related to services provided for our Food Network and Fine Living operations in EMEA. We also entered into an arrangement that establishes a transition plan for us to assume the activities associated with these provided services. Selling, general and administrative expenses include a $9.7 million charge for the early termination of these agreements.

6. INCOME TAXES

We file a consolidated U.S. federal income tax return, unitary tax returns in certain states and separate income tax returns for certain of our subsidiary companies in other states as well as foreign jurisdictions. Included in our federal and state income tax returns is our proportionate share of the taxable income or loss of partnerships and limited liability companies that are treated as partnerships for tax purposes (“pass-through entities”). Our consolidated financial statements do not include any provision for income taxes on the income of pass-through entities attributed to the noncontrolling interests.

Food Network and Cooking Channel are operated under the terms of a general partnership (“Partnership”) agreement. The Travel Channel is a limited liability company and treated as a partnership for tax purposes.

The provision for income taxes consisted of the following:

(in thousands)	For the years ended December 31,
	2014	2013	2012
Current:
Federal	$257,939	$177,150	$302,425
Tax benefits from NOLs	(245)	(245)	(224)

Federal, net	257,694	176,905	302,201

State and local	30,526	37,272	54,371
Tax benefits from NOLs	(357)	(8)	(155)

State and local, net	30,169	37,264	54,216

Foreign	2,038	517	3,135

Total	289,901	214,686	359,552
Tax benefits of compensation plans allocated to additional paid-in capital	12,339	4,889	12,826

Total current income tax provision	302,240	219,575	372,378

Deferred:
Federal	(4,617)	94,041	(272,023)
Other	(2,636)	4,881	(18,308)

Total	(7,253)	98,922	(290,331)
Deferred tax allocated to other comprehensive income	6,056	(10,874)	6,060

Total deferred income tax (benefit) provision	(1,197)	88,048	(284,271)

Provision for income taxes	$301,043	$307,623	$88,107

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

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
U.S. state and local income taxes, net of federal income tax benefit	2.2	2.2	3.3
Income of pass-through entities allocated to noncontrolling interests	(6.2)	(6.3)	(6.1)
Section 199 — Domestic Production Activities deduction	(2.3)	(2.4)	(2.8)
Release of valuation allowance	(0.2)		(22.7)
Miscellaneous	0.8	2.6	2.7

Effective income tax rate	29.3%	31.1%	9.4%

The approximate effect of the temporary differences giving rise to deferred income tax (assets) liabilities were as follows:

	As of December 31,
(in thousands)	2014	2013
Deferred tax assets:
Accrued expenses not deductible until paid	$(13,200)	$(13,625)
Deferred compensation and retiree benefits not deductible until paid	(73,150)	(63,305)
Tax basis capital loss and credit carryforwards	(6,867)	(9,331)
State and foreign net operating loss carryforwards	(33,745)	(23,345)
Investments, primarily gains and losses not yet recognized for tax purposes	(96,387)	(114,347)
Other temporary differences, net	(10,110)	(7,054)

	(233,459)	(231,007)

Deferred tax liabilities:
Property and equipment, and intangible assets	48,922	53,244
Programs and program licenses	64,765	66,776

	113,687	120,020

Valuation allowance for deferred tax assets	40,676	30,772

Net deferred tax asset	$(79,096)	$(80,215)

As of December 31, 2014, there were $174.8 million of net operating loss carry forwards in various state and foreign jurisdictions. The foreign losses have an indefinite carry forward period and the state loss carry forwards expire between 2016 and 2034. Substantially all of the deferred tax assets for the foreign and state loss carry forwards have been reduced by a valuation allowance of $33.8 million, as it is more likely than not that these loss carry forwards will not be realized.

At December 31, 2014, capital losses available to the Company totaled $18.8 million. Substantially all of these capital losses expire in 2016, and the Company does not anticipate any capital gains in the remaining carry forward periods. Accordingly, a valuation allowance of $6.9 million has been recorded on the deferred tax asset for the losses, as it is more likely than not that the capital losses will not be utilized.

No provision has been made for United States federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested ($75.2 million at December 31, 2014). Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)	2014	2013	2012
Gross unrecognized tax benefits — beginning of year	$109,462	$94,219	$69,396
Increases in tax positions for prior years	2,169	20,931	627
Decreases in tax positions for prior years	(11,254)	(6,020)	(4,340)
Increases in tax positions for current year	15,149	13,709	42,881
Lapse in statute of limitations	(19,360)	(13,377)	(14,345)

Gross unrecognized tax benefits — end of year	$96,166	$109,462	$94,219

The total amount of net unrecognized tax benefits, that if recognized, would affect the effective tax rate, totaled $62.8 million at December 31, 2014, $65.4 million at December 31, 2013 and $59.3 million at December 31, 2012. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. Related to the amounts above, we recognized interest expense of $0.5 million in 2014, $2.8 million in 2013 and $0.3 million in 2012. Included in the balance of unrecognized tax benefits at December 31, 2014, December 31, 2013 and December 31, 2012, respectively, was $10.9 million, $10.2 million and $5.9 million of liabilities for interest.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. As of December 31, 2014, we had been examined by the Internal Revenue Service (“IRS”) through calendar year 2012. In addition, there are state examinations currently in progress. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of these examinations and the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $21.4 million.

Our tax years for 2010 and forward are subject to examination by state, local or foreign tax authorities. With a few exceptions, the Company is no longer subject to examinations by these tax authorities for years prior to 2010.

7. INVESTMENTS

Investments consisted of the following:

	As of December 31,
(in thousands)	2014	2013
Equity-method investments	$431,612	$473,018
Cost-method investments	31,732	15,180

Total investments	$463,344	$488,198

Equity-Method Investments — At December 31, 2014, investments accounted for using the equity method included the Company’s investments in UKTV (50% owned), HGTV Canada (33% owned), Food Canada (29% owned), Fox-BRV Southern Sports Holdings (7.25% owned), Food Network Magazine JV (50% owned) and HGTV Magazine JV (50% owned).

UKTV receives financing through loans provided by us. These loans, totaling $116 million at December 31, 2014 and $122 million at December 31, 2013 and reported within other non-current assets on our consolidated balance sheets, effectively act as a revolving credit facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. As of December 31, 2014 and December 31, 2013, the Company’s investment in UKTV was $377 million and $413 million, respectively.

Aggregated statements of operations data for investments accounted for using the equity method of accounting is as follows:

(in thousands)	For the years ended December 31,
	2014	2013	2012
Operating revenues	$1,333,239	$1,263,231	$1,160,391
Operating income	708,958	666,227	587,787
Net income	522,435	483,143	427,445

A portion of the purchase price from our 50% investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization recorded on these intangibles assets reduces our equity in earnings recognized from the UKTV investment. Estimated amortization that will reduce UKTV’s equity in earnings for each of the next five years is expected to be approximately $17.6 million in 2015 and $15.3 million in 2016, 2017, 2018 and 2019.

Aggregated balance sheet information for investments accounted for using the equity method of accounting is as follows:

	As of December 31,
(in thousands)	2014	2013
Current assets	$586,287	$608,690
Non-current assets	105,630	108,795

Total Assets	$691,917	$717,485

Current liabilities	$224,459	$165,430
Non-current liabilities	136,321	210,057
Equity	331,137	341,998

Total Liabilities and Equity	$691,917	$717,485

Investment Writedowns — We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which the investment’s carrying value exceeds fair value, the duration of the decline in fair value below carrying value and the current cash position, earnings and cash forecasts and near term prospects of the investee. No writedowns were recognized on our investments in 2014 or 2013. During 2012, we recorded a $5.9 million write-down to reduce the carrying value of an investment to its estimated fair value.

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

There have been no transfers of assets or liabilities between the fair value measurement classifications during the year ended December 31, 2014. The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014:

(in thousands)	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$738,090		$738,090
Derivative asset	86				$86

Total assets	$738,176		$738,090		$86

Temporary equity-
Redeemable noncontrolling interest	$96,251	$		$		$96,251

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

(in thousands)	Total	Level 1		Level 2		Level 3
Assets:
Cash equivalents	$408,142		$408,142
Derivative asset	252				$252

Total assets	$408,394		$408,142		$252

Temporary equity-
Redeemable noncontrolling interest	$133,000	$		$		$133,000

Derivatives include freestanding derivative forward contracts which are marked to market at each reporting period. We classify our foreign currency forward contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

We determine the fair value of the redeemable noncontrolling interest using a combination of a discounted cash flow valuation model and a market approach that applies revenues and EBITDA estimates against the calculated multiples of comparable companies. Operating revenues and EBITDA are key assumptions utilized in both the discounted cash flow and market approach methods. The selected discount rate of approximately 11% is also a key assumption in our discounted cash flow valuation model (refer to Note 16 — Redeemable Noncontrolling Interest and Noncontrolling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

	Redeemable Noncontrolling Interest
	As of December 31,
(in thousands)	2014	2013
Beginning period balance	$133,000	$136,500
Dividends paid to noncontrolling interest	(27,563)	(6,370)
Net income	9,679	10,803
Fair value adjustment	(18,865)	(7,933)

Ending period balance	$96,251	$133,000

The net income amounts reflected in the table above are reported within net income attributable to noncontrolling interests in our consolidated statements of operations.

Other Financial Instruments — The carrying values of our financial instruments do not materially differ from their estimated fair values as of December 31, 2014 and December 31, 2013 except for debt, which is disclosed in Note 13 – Debt.

Non-Recurring Measurements — The majority of the Company’s non-financial instruments, which include goodwill and other intangible assets and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill) such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the nonfinancial instrument be recorded at the lower of cost or its fair value.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2014	2013
Land and improvements	$12,857	$12,809
Buildings and improvements	155,736	156,899
Equipment	127,221	117,109
Computer software	208,984	206,295

Total	504,798	493,112
Accumulated depreciation	278,552	246,762

Property and equipment	$226,246	$246,350

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2014	2013
Goodwill	$617,505	$618,968
Accumulated impairments	(44,386)	(44,386)

Goodwill, net	573,119	574,582

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	586,687	590,460
Customer lists	94,669	94,868
Copyrights and other trade names	66,782	67,037
Acquired rights and other	120,227	120,227

Total carrying amount	868,365	872,592

Accumulated amortization:
Acquired network distribution rights	(157,847)	(128,038)
Customer lists	(71,870)	(57,281)
Copyrights and other trade names	(20,046)	(16,241)
Acquired rights and other	(22,721)	(16,023)

Total accumulated amortization	(272,484)	(217,583)

Total other intangible assets, net	595,881	655,009

Total goodwill and other intangible assets, net	$1,169,000	$1,229,591

Activity related to goodwill and amortizable intangible assets by segment was as follows:

(in thousands)	Lifestyle media	Corporate and other	Total
Goodwill:
Balance as of December 31, 2012	$510,484	$41,337	$551,821

Additions — business acquisitions		46,156	46,156
Impairment		(24,723)	(24,723)
Foreign currency translation adjustment		1,328	1,328

Balance as of December 31, 2013	510,484	64,098	574,582
Foreign currency translation adjustment		(1,463)	(1,463)

Balance as of December 31, 2014	$510,484	$62,635	$573,119

Amortizable intangible assets:
Balance as of December 31, 2012	$621,700	$56,800	$678,500
Additions — business acquisitions		24,600	24,600
Addition of acquired network distribution rights		5,516	5,516
Addition of acquired rights and other		37	37
Foreign currency translation adjustment		926	926
Amortization	(48,655)	(5,915)	(54,570)

Balance as of December 31, 2013	573,045	81,964	655,009
Foreign currency translation adjustment		(3,525)	(3,525)
Amortization	(48,318)	(7,285)	(55,603)

Balance as of December 31, 2014	$524,727	$71,154	$595,881

Separately acquired intangible assets reflect the acquisition of certain rights that will expand our opportunity to earn future revenues. Cash payments for these acquired rights totaled $10.9 million, $31.3 million and $38.0 million in 2014, 2013 and 2012, respectively, and are reported as an investing activity in other, net within our consolidated statements of cash flows.

To determine the fair value of our reporting units, we used market data and discounted cash flow analyses. As the primary determination of fair value is determined using a discounted cash flow model, the resulting fair value is considered a Level 3 measurement. As a result of our goodwill analysis in 2014, no impairment charges were recorded. In 2013, we determined that the goodwill of TCI was impaired and recorded a $24.7 million charge to write-down the goodwill to fair value, driven by delayed expansion into some of the growth markets identified for the business at acquisition. In 2012, we recorded a $19.7 million goodwill impairment charge on our RealGravity business that was reflective of changes to RealGravity’s business model and the corresponding valuation impact that resulted from the business generating lower near term operating results.

Amortization expense associated with intangible assets for each of the next five years is expected to be $46.6 million in 2015, $45.5 million in 2016, $44.2 million in 2017, $44.2 million in 2018, $43.2 million in 2019 and $372.2 million in later years.

11. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

	As of December 31,
(in thousands)	2014	2013
Cost of programs available for broadcast	$2,253,574	$2,006,419
Accumulated amortization	1,564,008	1,392,159

Total	689,566	614,260
Progress payments on programs not yet available for broadcast	257,092	222,746

Total programs and program licenses	$946,658	$837,006

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast. Such program licenses are recorded as assets when the programming is delivered to us and is available for broadcast. These contracts may require progress payments or deposits prior to the program becoming available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $244 million at December 31, 2014. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Program and program license expense, which consists of program amortization and program impairments, is included within cost of services in our consolidated statements of operations. Program impairments totaled $38.4 million in 2014, $32.0 million in 2013 and $17.2 million in 2012.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

(in thousands)	Programs Available for Broadcast	Programs Not Yet Available for Broadcast	Total
2015	$390,034	$174,327	$564,361
2016	190,351	166,205	356,556
2017	85,071	88,753	173,824
2018	23,646	53,562	77,208
2019	464	17,572	18,036
Later years		367	367

Total	$689,566	$500,786	$1,190,352

Actual amortization in each of the next five years will exceed the amounts presented above as our national television networks will continue to produce and license additional programs.

12. OTHER ACCRUED CURRENT LIABILITIES

Other accrued current liabilities consisted of the following:

	As of December 31,
(in thousands)	2014	2013
Accrued rent	$18,290	$17,584
Accrued interest	22,742	19,325
Accrued expenses	49,412	44,432

Total	$90,444	$81,341

The accrued expenses caption in the table above for 2014 and 2013 includes $11.0 million and $12.0 million, respectively, of obligations recognized for the purchase of intangible assets.

13. DEBT

Debt consisted of the following:

	As of December 31,
(in thousands)	2014	2013
3.55% senior notes due in 2015	$884,994	$884,844
2.70% senior notes due in 2016	499,766	499,644
2.75% senior notes due in 2019	498,269
3.90% senior notes due in 2024	496,376

Total debt	$2,379,405	$1,384,488
Current portion of debt	(884,994)

Debt (less current portion)	$1,494,411	$1,384,488

Fair value of long-term debt*	$2,409,995	$1,429,921

*	The fair value of the senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

In November 2014, we completed the sale of $500 million aggregate principal amount of 2.75% Senior Notes due November 15, 2019 (the “2019 Notes”) and $500 million aggregate principal amount of 3.90% Senior Notes due November 15, 2024 (the “2024 Notes”). Interest is paid on the 2019 Notes and 2024 Notes on May 15th and November 15th each year.

The $885 million aggregate principal amount of 3.55% Senior Notes due January 15, 2015 (the “2015 Notes”) were issued by a majority-owned subsidiary of SNI through a private placement. Interest on the 2015 Notes is due on January 15th and July 15th of each year. The 2015 Notes are guaranteed by SNI. Cox TMI, Inc., a wholly-owned subsidiary of Cox Communications, Inc. and 35% owner in the Travel Channel has agreed to indemnify SNI for payments made in respect to SNI’s guarantee. Subsequent to year-end, we repaid the 2015 Notes.

Our $500 million aggregate principal amount Senior Notes mature on December 15, 2016 (the “2016 Notes”) bearing interest at 2.70%. Interest is paid on the 2016 Notes on June 15th and December 15th each year.

On March 31, 2014, we entered into a five year Competitive Advance and Revolving Credit Facility (the “Facility”) that permits $650 million in aggregate borrowings and expires in March 2019. The Facility replaced our existing Competitive Advance and Revolving Credit Facility (“Previous Facility”) that collectively permitted aggregate borrowings up to $550 million and was due to expire on June 30, 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at Libor plus 90 basis points and undrawn amounts bearing interest at 10 basis points as of December 31, 2014. There were no outstanding borrowings under the Facility at December 31, 2014 or under the Previous Facility at December 31, 2013.

The Facility and all of our Senior Notes include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

14. OTHER LIABILITIES

Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2014	2013
Pension and post employment benefits	$81,012	$64,952
Deferred compensation	41,096	36,667
Uncertain tax positions	69,898	80,898
Other	42,423	40,851

Other liabilities (less current portion)	$234,429	$223,368

The other caption in the table above for 2014 and 2013 includes $21.8 million and $31.4 million, respectively, of obligations recognized for the purchase of intangible assets. The other caption also includes the RealGravity contingent consideration liability that totaled $10.3 million at December 31, 2014 and $8.3 million at December 31, 2013.

15. FOREIGN EXCHANGE RISK MANAGEMENT

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

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts outstanding was $124 million, $236 million and $233 million at December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

We recognized $4.8 million of gains in 2014, $4.6 million of losses in 2013 and $9.5 million of losses in 2012 from these forward contracts which are reported within the miscellaneous, net caption in the consolidated statements of operations. The gains and losses from these forward contracts are offset by foreign exchange transaction losses of $4.2 million that were recognized in 2014, $2.8 million of gains that were recognized in 2013 and $21.1 million of gains that were recognized in 2012. Foreign exchange transaction gains and losses are also recorded within the miscellaneous, net caption in our consolidated statements of operations.

16. REDEEMABLE NONCONTROLLING INTEREST AND NONCONTROLLING INTEREST

Redeemable Noncontrolling Interest

A noncontrolling interest holds a 35% residual interest in the Travel Channel. The noncontrolling owner of that interest has a put option requiring us to repurchase their interest, and we have a call option to acquire their outstanding interest. The noncontrolling interest holder will receive appraised fair value for their interest at the time either option is exercised. The put option on the noncontrolling interest in the Travel Channel became exercisable on August 17, 2014, and our call option becomes exercisable beginning August 17, 2015.

Noncontrolling Interest

The Food Network is operated and organized under the terms of the Partnership. SNI and a noncontrolling owner hold interests in the Partnership. During the fourth quarter of 2014, the Food Network Partnership agreement was extended and specifies a dissolution date of December 31, 2016. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as a holder of approximately 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

17. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

We sponsor a defined benefit pension plan (“Pension Plan”) covering a majority of our employees. Expense recognized in relation to the Pension Plan is based upon actuarial valuations. Inherent in those valuations are key assumptions including discount rates and, where applicable, expected returns on assets and projected future salary rates. The discount rates used in the valuation of our Pension Plan are evaluated annually based on current market conditions. Benefits are generally based upon the employee’s compensation and years of service.

We also have a nonqualified supplemental executive retirement plan (“SERP”). The SERP, which is unfunded, provides defined pension benefits in addition to what is provided under the Pension Plan to eligible executives based on average earnings, years of service and age at retirement.

In 2009, we amended the Pension Plan. In accordance with the provisions of the Pension Plan amendment, no additional service benefits will be earned by participants in the Pension Plan after December 31, 2009. The amount of eligible compensation that is used to calculate a plan participant’s pension benefit will continue to include any compensation earned by the employee through December 31, 2019. After December 31, 2019, all plan participants will have a frozen pension benefit.

The measurement date used for the Pension Plan and SERP retirement plans is December 31. The components of the expense consisted of the following:

	For the years ended December 31,
	Pension Plan			SERP
(in thousands)	2014	2013	2012	2014	2013	2012
Interest cost	$3,279	$3,642	$3,226	$1,685	$1,637	$1,490
Expected return on plan assets, net of expenses	(4,571)	(4,396)	(3,742)
Special termination benefits	1,838			365
Settlement charges	2,021	2,302		2,279	1,083
Amortization of net loss	1,239	2,918	2,052	2,188	2,844	2,200

Total for defined benefit plans	$3,806	$4,466	$1,536	$6,517	$5,564	$3,690

In the fourth quarter of 2014, we provided qualified employees with voluntary early retirement packages. The voluntary early retirement program provided each employee the benefit of an additional three years of credited service related to the applicable Pension Plan and SERP for which they qualify. The special termination charge represents the cost of providing these additional benefits to the employees retiring under the terms of the early retirement program.

During 2014 and 2013, we recognized $4.3 million and $3.4 million, respectively, of settlement charges related to lump-sum distributions from our Pension Plan and SERP. Settlement charges are recorded when total lump sum distributions for a plan’s year exceed the total projected service cost and interest cost for that plan year.

Assumptions used in determining the annual retirement plans expense were as follows:

	Pension Plan			SERP
	2014	2013	2012	2014	2013	2012
Discount rate	4.30%	3.30%	3.90%	3.60%	2.80%	3.60%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
Increase in compensation levels	5.00%	5.40%	5.10%	4.80%	5.00%	4.60%

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

Obligations and Funded Status — Defined benefit plans pension obligations and funded status are actuarially valued as of the end of each fiscal year. The following table presents information about our plan assets and obligations:

	For the years ended December 31,
	Pension Plan		SERP
(in thousands)	2014	2013	2014	2013
Accumulated benefit obligation	$85,279	$73,470	$45,617	$41,319

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$82,151	$103,386	$48,572	$52,707
Interest cost	3,279	3,642	1,685	1,637
Benefits paid	(407)	(351)	(253)	(238)
Actuarial losses (gains)	14,344	(16,183)	6,650	(3,537)
Curtailments	(1,097)		(53)
Special termination benefits	1,838		365
Settlement charges	(7,724)	(8,343)	(4,592)	(1,997)

Projected benefit obligation at end of year	92,384	82,151	52,374	48,572

Plan assets:
Fair value at beginning of year	63,113	60,758
Actual return on plan assets	4,114	7,049
Company contributions		4,000	4,845	2,235
Benefits paid	(407)	(351)	(253)	(238)
Settlement charges	(7,724)	(8,343)	(4,592)	(1,997)

Fair value at end of year	59,096	63,113

Under funded status	$(33,288)	$(19,038)	$(52,374)	$(48,572)

Amounts recognized as assets and liabilities in the consolidated balance sheets:
Current liabilities			$(4,650)	$(2,658)
Non-current liabilities	$(33,288)	$(19,038)	(47,724)	(45,914)

Total	$(33,288)	$(19,038)	$(52,374)	$(48,572)

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$27,247	$16,803	$25,640	$23,510

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive loss (income) consist of:

	For the years ended December 31,
	Pension Plan		SERP
(in thousands)	2014	2013	2014	2013
Net actuarial loss (gain)	$14,801	$(18,836)	$6,650	$(3,537)
Amortization of net loss	(1,239)	(2,918)	(2,188)	(2,844)
Curtailment charges	(1,097)		(53)
Settlement charges	(2,021)	(2,302)	(2,279)	(1,083)

Total recognized in other comprehensive loss (income)	10,444	(24,056)	2,130	(7,464)
Net periodic benefit cost	3,806	4,466	6,517	5,564

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$14,250	$(19,590)	$8,647	$(1,900)

We expect to recognize amortization from accumulated other comprehensive income into net periodic benefit costs of $2.3 million and $2.4 million for the net actuarial loss during 2015 related to our Pension Plan and non-qualified SERP, respectively.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets was as follows:

	For the years ended December 31,
	Pension Plan		SERP
(in thousands)	2014	2013	2014	2013
Accumulated benefit obligation	$85,279	$73,470	$45,617	$41,319
Fair value of plan assets	59,096	63,113

Information for defined benefit plans with a projected benefit obligation in excess of plan assets was as follows:

	For the years ended December 31,
	Pension Plan		SERP
(in thousands)	2014	2013	2014	2013
Projected benefit obligation	$92,384	$82,151	$52,374	$48,572
Fair value of plan assets	59,096	63,113

Assumptions used to determine benefit obligations for the defined plans were as follows:

	For the years ended December 31,
	Pension Plan		SERP
	2014	2013	2014	2013
Discount rate	3.50%	4.30%	3.10%	3.60%
Rate of compensation increases	4.50%	5.10%	4.40%	4.90%

Plan Assets — Our investment policy is to maximize the total rate of return on plan assets to meet the long-term funding obligations of the plan. Plan assets are invested using a combination of active management and passive investment strategies. Risk is controlled through diversification among multiple asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning return targets and evaluating performance against these targets. Information related to our pension plan asset allocations by asset category were as follows:

	Target Allocations for 2015	Percentage of Plan Assets as of December 31,
		2014	2013
US equity securities	27%	30%	33%
Non-US equity securities	39	36	33
Fixed-income securities	30	28	29

Other (real estate)	4	6	5

Total	100%	100%	100%

U.S. equity securities include common stocks of large, medium and small companies, which are predominantly U.S. based. Non-U.S. equity securities include companies domiciled outside the U.S. which are in various industries and countries and through a range of market capitalizations. Fixed-income securities include securities issued or guaranteed by the U.S. government and corporate debt obligations, as well as investments in hedge fund products. Real estate investments include, but are not limited to, investments in office, retail, apartment and industrial properties.

Fair Value Measurements — Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following table sets forth our plan asset categories that are measured at fair value as of December 31, 2014 and the level of inputs utilized for fair value.

	As of December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
US equity securities
Mutual funds	$17,650	$17,650
Non-US equity securities
Mutual funds	21,264	21,264
Fixed income securities
Mutual funds	16,758	16,758
Other
Mutual funds	3,369	3,369

Subtotal	$59,041	$59,041
Cash	55	55

Total	$59,096	$59,096

The following table sets forth our plan asset categories that are measured at fair value as of December 31, 2013 and the level of inputs utilized for fair value.

	As of December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
US equity securities
Mutual funds	$20,755	$20,755
Non-US equity securities
Mutual funds	20,823	20,823
Fixed income securities
Mutual funds	18,419	18,419
Other
Mutual funds	3,087	3,087

Subtotal	$63,084	$63,084
Cash	29	29

Total	$63,113	$63,113

Cash Flows — We anticipate contributing $4.7 million to fund current benefit payments for the non-qualified SERP in 2015.

The estimated future benefit payments expected to be paid out of the plans for the next ten years are as follows:

(in thousands)	Pension Plan	SERP
2015	$17,046	$4,650
2016	4,553	19,776
2017	4,053	1,656
2018	4,322	2,244
2019	4,036	2,285
2020 - 2024	24,584	13,214

Defined Contribution Retirement Plan — Substantially all employees of the Company are covered by a company-sponsored defined contribution plan (“DC Plan”). The Company matches a portion of employees’ voluntary contribution to this plan and makes additional contributions to eligible employee’s 401K accounts in accordance with enhanced provisions to the DC Plan. The amount contributed to each employee’s account is a percentage of the employee’s total eligible compensation based upon their age and service with the Company as of the first day of each year. Expense related to our DC plan was $17.5 million in 2014, $16.4 million in 2013 and $14.8 million in 2012.

Executive Deferred Compensation Plan — We have an unqualified executive deferred compensation plan (“Deferred Compensation Plan”) that is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their base pay and bonus. The Deferred Compensation Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate owned life insurance contracts held in a rabbi trust to support the plan. We have invested $41.5 million within this rabbi trust since 2012 and purchased $19.2 million of corporate owned life insurance contracts with these assets. The cash surrender value of the company owned life insurance contracts totaled $20.7 million at December 31, 2014 and $13.8 million at December 31, 2013 and is included within other assets on our consolidated balance sheets. Gains or losses related to the insurance contracts are included within miscellaneous, net in our consolidated statements of operations. The unsecured obligation to pay the deferred compensation, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $42.8 million at December 31, 2014 and $38.9 million at December 31, 2013, and are included within other liabilities on our consolidated balance sheets.

18. COMPREHENSIVE INCOME

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following for the respective years:

	2014		2013		2012
(in thousands)	Currency Translation Adjustments	Pension Liability Adjustments	Currency Translation Adjustments	Pension Liability Adjustments	Currency Translation Adjustments	Pension Liability Adjustments
AOCI beginning period balance	$12,449	$(24,978)	$5,645	$(44,507)	$380	$(33,727)

Other comprehensive income (loss) before reclassifications	(37,571)	(13,291)	6,804	13,862	5,265	(13,459)
Amounts reclassified from AOCI		5,500		5,667		2,679

Net current-period other comprehensive income (loss)	(37,571)	(7,791)	6,804	19,529	5,265	(10,780)

AOCI end of period balance	$(25,122)	$(32,769)	$12,449	$(24,978)	$5,645	$(44,507)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments relate to the amortization of actuarial losses and settlement charges. These amounts are included within selling, general and administrative in our consolidated statements of operations (see Note 17 — Employee Benefit Plans for additional information).

19. SEGMENT INFORMATION

The Company determines its business segments based upon our management and internal reporting structure. We manage our operations through one reportable operating segment, lifestyle media.

Lifestyle media includes our six national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle media also includes websites that are associated with the aforementioned television brands and other internet-based businesses serving home, food and travel related categories. The Food Network and Cooking Channel are included in the Food Network Partnership, for which we own approximately 69%. We also own 65% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. Lifestyle media earns revenue primarily from the sale of advertising time and from affiliate fees paid by distributors of our content.

The results of businesses not separately identified as reportable segments are included within our corporate and other caption. Corporate and other includes the results of the lifestyle-oriented channels we operate in EMEA, APAC, and Latin America, operating results from the international licensing of our national networks’ programming and other interactive and digital business initiatives that are not associated with our lifestyle media or international businesses.

The accounting policies of each of our business segments are those described in Note 2—Summary of Significant Accounting Policies.

In 2014, we made changes to our management reporting structure related to operating results from our uLive business and our businesses located in the

Caribbean. In conjunction with these changes in our reporting structure, we now report the results of uLive within the lifestyle media reportable segment, rather than our corporate and other caption. The results of the Caribbean businesses are now reported within international operations, included within our corporate and other caption for segment reporting purposes, rather than the lifestyle media segment. For comparability purposes, prior year segment results have also been reclassified to reflect the impact of these management reporting changes. These reclassifications only affect our segment reporting and do not change our consolidated operating revenues, operating income or net income.

Each of our businesses may provide advertising, programming or other services to one another. In addition, certain corporate costs and expenses, including information technology, pensions and other employee benefits and other shared services, are allocated to our businesses. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the business.

Our chief operating decision maker evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items that are included in net income determined in accordance with GAAP.

Information regarding our segments is as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012
Segment operating revenues:
Lifestyle media	$2,575,376	$2,455,650	$2,252,690
Corporate and other	90,290	75,798	54,492
Intersegment eliminations	(210)	(639)

Total operating revenues	$2,665,456	$2,530,809	$2,307,182

Segment profit (loss):
Lifestyle media	$1,255,437	$1,202,356	$1,123,704
Corporate and other	(133,676)	(99,896)	(82,831)

Total segment profit	1,121,761	1,102,460	1,040,873
Depreciation and amortization of intangible assets	(128,582)	(117,580)	(107,591)
Write-down of goodwill		(24,723)	(19,663)
(Losses) Gains on disposal of property and equipment	(870)	(1,681)	754
Interest expense	(52,687)	(48,710)	(50,814)
Equity in earnings of affiliates	85,631	79,644	60,864
Miscellaneous, net	2,598	1,241	13,340

Income from operations before income taxes	$1,027,851	$990,651	$937,763

Depreciation:
Lifestyle media	$63,179	$55,559	$54,820
Corporate and other	9,800	7,451	3,422

Total depreciation	$72,979	$63,010	$58,242

Amortization of intangible assets:
Lifestyle media	$48,318	$48,655	$46,540
Corporate and other	7,285	5,915	2,809

Total amortization of intangible assets	$55,603	$54,570	$49,349

No single customer provides more than 10% of our revenue.

	2014	2013	2012
Additions to property and equipment:
Lifestyle media	$50,042	$66,026	$52,672
Corporate and other	8,752	7,061	12,139

Total additions to property and equipment	$58,794	$73,087	$64,811

Business acquisitions and other additions to long-lived assets:
Lifestyle media	$712,130	$607,067	$716,661
Corporate and other	36,220	84,665	141,031

Total	$748,350	$691,732	$857,692

Assets:
Lifestyle media	$2,864,089	$2,850,809	$2,882,913
Corporate and other	1,803,543	1,587,638	1,255,885

Total assets	$4,667,632	$4,438,447	$4,138,798

Other additions to long-lived assets include investments, capitalized intangible assets and capitalized programs.

As of December 31, assets held by our businesses outside of the United States totaled $590 million for 2014, $627 million for 2013, and $575 million for 2012.

20. COMMITMENTS AND CONTINGENCIES

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

Minimum payments on noncancelable leases at December 31, 2014 were $21.7 million in 2015, $26.9 million in 2016, $27.0 million in 2017, $25.9 million in 2018, $20.9 million in 2019, and $37.5 million in later years. We expect that the majority of our operating leases will be replaced with leases for similar facilities upon their expiration. Rental expense for cancelable and noncancelable leases was $29.2 million in 2014, $26.6 million in 2013 and $25.4 million in 2012.

In the ordinary course of business, we enter into long-term service contracts to obtain satellite transmission services or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered. Minimum payments on such contractual commitments at December 31, 2014 were $81.5 million in 2015, $77.4 million in 2016, $47.7 million in 2017, $23.7 million in 2018, $10.4 million in 2019 and $9.4 million in later years. We expect these contracts will be replaced with similar contracts upon their expiration.

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

Incentive Plans — The LTI Plan has reserved 19,000,000 common shares available for issuance. The LTI Plan provides for long-term performance compensation for key employees and members of the Board. A variety of discretionary awards for employees and non-employee directors are authorized under the LTI Plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock units and performance awards. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the market price of our common stock at date of grant and option terms are not expected to exceed ten years. The LTI Plan expires in 2018, except for options then outstanding. The LTI Plan is administered by the Board.

We satisfy stock option exercises and vested stock awards with newly issued shares. Shares available for future stock compensation grants totaled 3.6 million at December 31, 2014.

Stock Options — Stock options grant the recipient the right to purchase Class A Common Shares at not less than 100% of the fair market value on the date the option is granted. Stock options granted to employees generally vest ratably over a three year period, conditioned upon the individual’s continued employment through that period. Stock options also generally vest immediately upon the retirement, death or disability of the employee, or upon a change in control of the Company or in the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Options granted to employees generally have eight year terms. Stock options granted to non-employee directors generally vest over a one year period and have a ten year term for options granted prior to 2010. Options granted 2010 and later have eight year terms. Substantially all options granted prior to 2012 are exercisable.

Options generally become exercisable over a three year period. Information about options outstanding and options exercisable is as follows:

(shares in thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrisic Value
Outstanding at December 31, 2013	2,878	$44.95

Granted in 2014	383	$80.40
Exercised in 2014	(1,008)	$39.29
Forfeited in 2014	(30)	$61.08

Outstanding at December 31, 2014	2,223	$52.81	3.4	$53,901

Options exercisable at December 31, 2014	1,542	$46.22	3.6	$46,626

The following table presents additional information on exercises of stock options:

	For the years ended December 31,
(in thousands)	2014	2013	2012
Cash received upon exercise	$39,605	$42,976	$121,665
Intrinsic value (market value on date of exercise less exercise price)	40,961	25,552	59,985

Restricted Stock Units — Awards of restricted stock units (“RSUs”) are converted into equal number of Class A Common Shares at the vesting date. The fair value of RSUs is based on the closing price of the common stock on the date of grant. RSUs vest over a range of three to five years, conditioned upon the continued employment through that period. RSUs also generally vest immediately upon the retirement, death or disability of the employee or upon a change in control of the Company or in the business in which the individual is employed.

The following table presents additional information about RSUs:

		Grant Date Fair Value
(shares in thousands)	Units	Weighted Average
Unvested units at December 31, 2013	707	$58.02
Units awarded in 2014	391	$79.70
Units converted in 2014	(471)	$58.06
Units forfeited in 2014	(13)	$68.92

Unvested units at December 31, 2014	614	$67.68

In addition, performance based RSUs (“PBRSUs”) that have been awarded represent the right to receive a grant of RSUs if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are attained. The shares earned are issued as RSUs following the performance period and vest over a three-year service period from the date of issuance. During 2014, PBRSUs with a target of 60,310 Class A Common Shares were granted with a weighted-average grant date fair value of $85.10. The PBRSUs will have a two year performance period based on the Company’s total shareholder return.

Stock-Based Compensation — In accordance with share-based payment accounting guidance, compensation cost is based on the grant-date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, is measured using a binomial lattice model. A Monte Carlo simulation model is used to determine the fair value of awards with market conditions. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a Class A Common Share.

Compensation costs, net of estimated forfeitures due to termination of employment or failure to meet performance targets, are recognized on a straight-line basis over the requisite service period of the award. The requisite service period is generally the vesting period stated in the award. However, because our stock-based grants generally vest upon the retirement of the employee, grants to retirement-eligible employees are expensed immediately and grants to employees who will become retirement eligible prior to the end of the stated vesting period are expensed over such shorter period.

Compensation costs of stock options are estimated on the date of grant using a binomial lattice model. The weighted-average assumptions SNI used in the model for 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Weighted-average fair value of stock options granted	$19.20	$18.94	$14.26
Assumptions used to determine fair value:
Dividend yield	0.99%	0.95%	0.93%
Risk-free rate of return	1.53%	0.84%	0.86%
Expected life of options (years)	5.0	5.0	4.9
Expected volatility	27.2%	36.3%	39.1%

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

A summary of stock-based compensation costs is as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012
Total stock-based compensation costs	$35,474	$36,845	$32,130

As of December 31, 2014, $2.8 million of total unrecognized stock-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.3 years. In addition, $23.6 million of total unrecognized stock-based compensation cost related to restricted stock units, including RSUs and PBRSUs, is expected to be recognized over a weighted-average period of 1.2 years.

Share Repurchase Program — Under a share repurchase program (“repurchase program”) authorized by the Board, we were permitted to acquire $2 billion of Class A Common Shares. All shares repurchased under the repurchase program are constructively retired and returned to unissued shares. During 2014, we repurchased 15.4 million shares for approximately $1.2 billion, including repurchasing 4.5 million shares for approximately $339 million from Scripps family members. During 2013, we repurchased 3.9 million shares for approximately $253 million.

On February 19, 2015, the Board authorized an additional $1 billion for the Company’s repurchase program. Following the February 19, 2015 authorization, $1.4 billion remained available for repurchase under the repurchase program. There is no expiration date for the repurchase program, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the repurchase program.

22. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized financial information is as follows:

(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2014
Operating revenues	$643,749	$708,132	$644,423	$669,152	$2,665,456
Cost of services, excluding depreciation and amortization of intangible assets	(181,138)	(190,181)	(207,099)	(200,478)	(778,896)
Selling, general and administrative	(191,877)	(198,666)	(167,361)	(206,895)	(764,799)
Depreciation and amortization of intangible assets	(31,294)	(34,173)	(31,617)	(31,498)	(128,582)
(Losses) gains on disposal of property and equipment	152	(1,647)	448	177	(870)

Operating income	239,592	283,465	238,794	230,458	992,309
Interest expense	(12,431)	(12,232)	(12,235)	(15,789)	(52,687)
Equity in earnings of affiliates	22,261	27,263	17,586	18,521	85,631
Miscellaneous, net	273	(468)	2,066	727	2,598
Provision for income taxes	(76,906)	(92,359)	(75,910)	(55,868)	(301,043)

Net income	172,789	205,669	170,301	178,049	726,808
Net income attributable to noncontrolling interests	(44,493)	(51,875)	(38,962)	(46,203)	(181,533)

Net income attributable to SNI	$128,296	$153,794	$131,339	$131,846	$545,275

Basic net income per share:
Net income attributable to SNI common shareholders	$.88	$1.08	$.93	$.96	$3.86

Diluted net income per share:
Net income attributable to SNI common shareholders	$.87	$1.07	$.93	$.96	$3.83

Weighted average shares outstanding:
Basic	146,322	142,342	140,738	136,876	141,297
Diluted	147,440	143,224	141,628	137,708	142,193

Cash dividends per share of common stock	$.20	$.20	$.20	$.20	$.80

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2013
Operating revenues	$594,385	$665,128	$616,901	$654,395	$2,530,809
Cost of services, excluding depreciation and amortization of intangible assets	(163,751)	(168,677)	(178,221)	(188,645)	(699,294)
Selling, general and administrative	(183,160)	(176,770)	(176,644)	(192,481)	(729,055)
Depreciation and amortization of intangible assets	(26,700)	(29,554)	(29,514)	(31,812)	(117,580)
Write-down of goodwill				(24,723)	(24,723)
Losses on disposal of property and equipment	(976)	(499)	(95)	(111)	(1,681)

Operating income	219,798	289,628	232,427	216,623	958,476
Interest expense	(12,145)	(12,197)	(12,337)	(12,031)	(48,710)
Equity in earnings of affiliates	20,582	25,410	15,180	18,472	79,644
Miscellaneous, net	(3,361)	3,643	(626)	1,585	1,241
Provision for income taxes	(73,687)	(96,141)	(64,174)	(73,621)	(307,623)

Net income	151,187	210,343	170,470	151,028	683,028
Net income attributable to noncontrolling interests	(43,368)	(50,614)	(41,467)	(42,509)	(177,958)

Net income attributable to SNI	$107,819	$159,729	$129,003	$108,519	$505,070

Basic net income per share:
Net income attributable to SNI common shareholders	$.72	$1.09	$.88	$.74	$3.43

Diluted net income per share:
Net income attributable to SNI common shareholders	$.72	$1.08	$.87	$.73	$3.40

Weighted average shares outstanding:
Basic	148,813	147,132	146,578	146,813	147,326
Diluted	149,901	148,259	147,802	148,076	148,502

Cash dividends per share of common stock	$.15	$.15	$.15	$.15	$.60

The sum of the quarterly net income per share amounts may not equal the reported annual amount because each is computed independently based upon the weighted-average number of shares outstanding for the period.

SCRIPPS NETWORKS INTERACTIVE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Valuation and Qualifying Accounts	S-2

S-1

Valuation and Qualifying Accounts

for the Years Ended December 31, 2014, 2013 and 2012	Schedule II

Column A	Column B	Column C	Column D	Column E	Column F
(in thousands)				Increase
Classification	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	(Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period
Allowance for Doubtful Accounts Receivable Year Ended December 31:
2014	$6,853	$2,400	$1,364		$7,889

2013	5,514	2,678	1,339		6,853

2012	5,000	677	163		5,514

S-2

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO EXHIBITS

Exhibit Number	Description of Item	Footnote	Exhibit No. Incorporated
2.1	Separation and Distribution Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(1)	2.01

2.2	Contribution Agreement among TCM Parent, LLC, TCM Sub, LLC, Gulliver Media Holdings, LLC, Scripps Networks Interactive, Inc., Cox TMI, Inc., and Cox Communications, Inc.	(5)	2.1

2.3	Agreement among Flextech Broadband Limited, Virgin Media Investment Holdings Limited, Southbank Media Ltd, and Scripps Networks Interactive, Inc.	(12)	2.3

3.1	Amended and Restated Articles of Incorporation of Scripps Networks Interactive, Inc.	(4)	3.1

3.2	Amended and Restated Code of Regulations of Scripps Networks Interactive, Inc.	(4)	3.2

4.1	Specimen Certificate of Class A Common Shares of Scripps Networks Interactive, Inc.	(3)	4.1

4.10	Indenture (3.55% Senior Notes Due 2015) Among TCM Sub LLC and Scripps Networks Interactive, Inc., as guarantor	(6)	4.1

4.20	First Supplemental Indenture (2.70% Senior Notes Due 2016) Among Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee	(13)	4.2

4.20.B	Second Supplemental Indenture (2.75% Senior Notes Due 2019 and 3.90% Senior Notes Due 2024) Among Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee	(23)	4.1

4.21	Form of Global Note Representing the 2016 Notes	(13)	4.3

4.21.B	Form of Global Note Representing the 2019 Notes	(23)	4.2

4.21.C	Form of Global Note Representing the 2024 Notes	(23)	4.3

10.2	Tax Allocation Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.13

10.3	Employee Matters Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.12

10.4	2008 Long-Term Incentive Plan (as amended and restated on May 19, 2011)	(14)	10.4

10.5	Form of Nonqualified Stock Option Agreement	(11)	10.5

Exhibit Number	Description of Item	Footnote	Exhibit No. Incorporated
10.6	Form of Performance-Based Restricted Share Award Agreement	(3)	10.6

10.7	Form of Restricted Share Award Agreement	(3)	10.7

10.8	Form of Performance-Based Restricted Share Unit Agreement	(11)	10.8

10.8.B	Form of Restricted Share Unit Agreement	(11)	10.8.B

10.9	Executive Annual Incentive Plan (as amended and restated)	(8)	10.9

10.10	Executive Deferred Compensation Plan (amended and restated effective January 1, 2011)	(17)	10.10

10.11	2008 Deferred Compensation and Stock Plan for Directors	(3)	10.11

10.12	Executive Change in Control Plan (as amended and restated on November 16, 2012)

10.13	2012 Executive Change in Control Plan

10.14	Executive Severance Plan (as amended and restated effective October 6, 2014)

10.20	Supplemental Executive Retirement Plan.	(3)	10.20

10.20.B	Amendment to Supplemental Executive Retirement Plan	(7)	10.20.B

10.21	Employee Stock Purchase Plan.	(3)	10.21

10.22	Scripps Family Agreement.	(3)	10.22

10.23	Amendment to Scripps Family Agreement.

10.30	Employment Agreement between the Company and Kenneth W. Lowe	(9)	10.1

10.30.B	Amendment to Employment Agreement between the Company and Kenneth W. Lowe	(10)	10.2

10.30.C	Amendment No. 2 to Employment Agreement between the Company and Kenneth W. Lowe	(15)	10.3

10.30.D	Amendment No. 3 to Employment Agreement between the Company and Kenneth W. Lowe	(20)	10.4

10.31	Employment Agreement between the Company and Burton Jablin	(18)	10.31

10.32	Employment Agreement between the Company and Joseph G. NeCastro	(9)	10.2

10.32.B	Amendment to Employment Agreement between the Company and Joseph G. NeCastro	(16)	10.1

E-1

Exhibit Number	Description of Item	Footnote	Exhibit No. Incorporated
10.32.C	Amendment No. 2 to Employment Agreement between the Company and Joseph G. NeCastro	(19)	10.1

10.33	Employment Agreement between the Company and Mark S. Hale	(22)	10.33

10.35	Employment Agreement between the Company and Cynthia L. Gibson	(17)	10.35

10.40	Five-Year Competitive Advance and Revolving Credit Facility Agreement	(21)	10.40

14	Code of Ethics for CEO and Senior Financial Officers	(3)	14

21	Material Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications

32(b)	Section 906 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 12, 2008.

(2)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated June 30, 2008.

(3)	Incorporated by reference to Registration Statement on Form 10 dated June 11, 2008.

(4)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2008.

(5)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated November 10, 2009.

(6)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 21, 2009.

(7)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2009.

(8)	Incorporated by reference to the Scripps Networks Interactive, Inc. 2010 Proxy Statement dated March 15, 2010.

(9)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated March 29, 2010.

(10)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated October 6, 2010.

(11)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2010.

(12)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

(13)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated December 1, 2011.

(14)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2011.

(15)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated August 1, 2012.

(16)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated November 14, 2012.

(17)	Incorporated by reference to the Scripps Networks Interactive, Inc. Report on Form 10-K for the year ended December 31, 2012.

(18)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013

(19)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated November 13, 2013

(20)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated March 3, 2014

(21)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated March 31, 2014

(22)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014

(23)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K dated November 24, 2014

E-2