Form 10-Q
period 2015-03-31
Scripps Networks Interactive, Inc.
filed 2015-05-07
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2015 there were 94,120,270 of the Registrant’s Class A Common shares outstanding and 34,317,171 of the Registrant’s Common Voting shares outstanding.

INDEX

SCRIPPS NETWORKS INTERACTIVE, INC.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in thousands, except share and par value amounts)	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$154,785	$878,164
Accounts receivable, net of allowances: 2015 - $10,591; 2014 - $7,889	630,322	629,775
Programs and program licenses	490,391	477,575
Deferred income taxes	55,994	41,831
Other current assets	74,575	110,816

Total current assets	1,406,067	2,138,161
Investments	439,240	463,344
Property and equipment, net of accumulated depreciation: 2015 - $278,386; 2014 - $278,552	214,779	226,246
Goodwill	572,047	573,119
Other intangible assets, net	582,360	595,881
Programs and program licenses (less current portion)	488,947	469,083
Deferred income taxes	50,045	37,265
Other non-current assets	182,139	164,533

Total Assets	$3,935,624	$4,667,632

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,075	$21,499
Current portion of debt	—	884,994
Program rights payable	32,269	36,138
Customer deposits and unearned revenue	56,146	47,929
Employee compensation and benefits	40,847	73,185
Accrued marketing and advertising costs	12,300	3,765
Other accrued liabilities	165,618	90,444

Total current liabilities	327,255	1,157,954
Debt (less current portion)	1,844,622	1,494,411
Other liabilities (less current portion)	239,693	234,429

Total liabilities	2,411,570	2,886,794

Redeemable non-controlling interests	98,268	96,251

Equity:
SNI shareholders’ equity:
Preferred stock, $0.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $0.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2015 - 94,097,489 shares; 2014 - 97,789,910 shares	941	978
Voting - authorized: 60,000,000 shares; issued and outstanding: 2015 - 34,317,171 shares; 2014 - 34,317,171 shares	343	343

Total	1,284	1,321
Additional paid-in capital	1,331,469	1,359,023
Retained (deficit) earnings	(71,745)	79,994
Accumulated other comprehensive loss	(83,962)	(57,891)

Total SNI shareholders’ equity	1,177,046	1,382,447
Non-controlling interest	248,740	302,140

Total equity	1,425,786	1,684,587

Total Liabilities and Equity	$3,935,624	$4,667,632

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(in thousands, except per share data)	2015	2014
Operating Revenues:
Advertising	$435,268	$433,751
Network affiliate fees, net	209,008	200,871
Other	13,974	9,127

Total operating revenues	658,250	643,749

Cost of services, excluding depreciation and amortization of intangible assets	199,147	181,138
Selling, general and administrative	202,187	191,877
Depreciation	16,895	17,555
Amortization of intangible assets	11,695	13,739
Losses (gains) on disposal of property and equipment	2,516	(152)

Total operating expenses	432,440	404,157

Operating income	225,810	239,592
Interest expense, net	(12,967)	(12,431)
Equity in earnings of affiliates	18,945	22,261
Miscellaneous, net	5,531	273

Income from operations before income taxes	237,319	249,695
Provision for income taxes	(71,249)	(76,906)

Net income	166,070	172,789
Less: net income attributable to non-controlling interests	(42,227)	(44,493)

Net income attributable to SNI	$123,843	$128,296

Net income attributable to SNI common shareholders per share of common stock:
Net income attributable to SNI common shareholders per basic share of common stock	$0.94	$0.88
Net income attributable to SNI common shareholders per diluted share of common stock	$0.94	$0.87

Weighted average shares outstanding:
Weighted average basic shares outstanding	131,259	146,322
Weighted average diluted shares outstanding	131,942	147,440

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(in thousands)	2015	2014
Net income	$166,070	$172,789

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax: 2015 - $1,820; 2014 - $503	(27,220)	3,129
Pension liability adjustments, net of tax: 2015 - ($508); 2014 - ($314)	664	449

Comprehensive income	139,514	176,367
Less: comprehensive income attributable to non-controlling interests	(41,742)	(44,370)

Comprehensive income attributable to SNI	$97,772	$131,997

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$166,070	$172,789
Depreciation and amortization of intangible assets	28,590	31,294
Program amortization	162,671	140,998
Equity in earnings of affiliates	(18,945)	(22,261)
Program payments	(200,552)	(185,438)
Dividends received from equity investments	20,998	15,802
Deferred income taxes	(25,631)	(25,557)
Stock-based compensation	17,134	15,083
Changes in certain working capital accounts:
Accounts receivable, net	(1,329)	27,514
Other assets	(7,834)	(4,044)
Accounts payable	(1,093)	6,281
Customer deposits and unearned revenue	7,867	(20,260)
Accrued / refundable income taxes	127,605	90,739
Other liabilities	(14,962)	(32,107)
Other, net	14,164	7,453

Cash provided by operating activities	274,753	218,286

Cash Flows from Investing Activities:
Additions to property and equipment	(9,399)	(9,195)
Collections on note receivable	1,121	1,250
Purchases of long-term investments	—	(3,167)
Foreign currency call option premium	(16,000)	—
Other, net	(22,635)	522

Cash used in investing activities	(46,913)	(10,590)

Cash Flows from Financing Activities:
Proceeds from debt	475,000	—
Payments on debt	(1,010,000)	—
Dividends paid	(29,716)	(29,323)
Dividends paid to non-controlling interests	(94,906)	(125,520)
Repurchases of Class A Common stock	(288,502)	(250,062)
Proceeds from stock options	4,570	22,342
Other, net	(6,284)	(2,534)

Cash used in financing activities	(949,838)	(385,097)

Effect of exchange rate changes on cash and cash equivalents	(1,381)	167

Decrease in cash and cash equivalents	(723,379)	(177,234)
Cash and cash equivalents:
Beginning of year	878,164	686,371

End of period	$154,785	$509,137

Supplemental Cash Flow Disclosures
Interest paid, excluding amounts capitalized	$16,444	$15,359
Income taxes refunded	(35,817)	(313)

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	SNI Shareholders						Redeemable
(in thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity	Non-controlling Interests (Temporary Equity)
Balance as of December 31, 2013	$1,462	$1,447,496	$662,574	$(12,529)	$319,889	$2,418,892	$133,000
Comprehensive income			128,296	3,701	40,450	172,447	3,920
Dividends paid to non-controlling interest					(120,270)	(120,270)	(5,250)
Dividends: declared and paid - $0.20 per share			(29,323)			(29,323)
Repurchase of 3,106,925 Class A Common shares	(31)	(32,208)	(217,823)			(250,062)
Stock-based compensation		15,083				15,083
Exercise of employee stock options: 589,331 shares issued	6	22,336				22,342
Other stock-based compensation, net: 301,544 shares issued; 106,677 shares repurchased	2	(7,719)				(7,717)
Tax benefits of compensation plans		7,196				7,196

Balance as of March 31, 2014	$1,439	$1,452,184	$543,724	$(8,828)	$240,069	$2,228,588	$131,670

Balance as of December 31, 2014	$1,321	$1,359,023	$79,994	$(57,891)	$302,140	$1,684,587	$96,251
Comprehensive income (loss)			123,843	(26,071)	41,506	139,278	236
Dividends paid to non-controlling interests					(94,906)	(94,906)
Addition to non-controlling interests							700
Redeemable non-controlling interest fair value adjustment			(1,081)			(1,081)	1,081
Dividends: declared and paid - $0.23 per share			(29,716)			(29,716)
Repurchase of 3,986,275 Class A Common shares	(40)	(43,677)	(244,785)			(288,502)
Stock-based compensation		17,134				17,134
Exercise of employee stock options: 100,012 shares issued	1	4,569				4,570
Other stock-based compensation, net: 299,572 shares issued; 105,730 shares repurchased	2	(6,853)				(6,851)
Tax benefits of compensation plans		1,273				1,273

Balance as of March 31, 2015	$1,284	$1,331,469	$(71,745)	$(83,962)	$248,740	$1,425,786	$98,268

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Basis of Presentation

Description of Business

Scripps Networks Interactive, Inc. (the “Company”) operates in the media industry and has interests in national television networks and internet-based media outlets. The Company’s reportable segment is lifestyle media. The lifestyle media segment includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle Media also includes websites that are associated with the aforementioned television brands and other internet-based businesses serving home, food and travel related categories.

We also have established lifestyle media brands internationally. Our lifestyle-oriented channels are available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia-Pacific (“APAC”) and Latin America.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These unaudited condensed consolidated financial statements and the related notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results and outcomes may differ materially from management’s estimates and assumptions.

Interim results are not necessarily indicative of the results that may be expected for any future interim periods or for a full year.

Reclassifications

Certain amounts in the operating activities section of our condensed consolidated 2014 statement of cash flows have been reclassified to conform with current year presentation. During 2015, amounts totaling $2.6 million previously reported within stock and deferred compensation plans have been reclassified to other, net. Amounts totaling $23.0 million previously reported within accrued employee compensation and benefits have been reclassified to other liabilities. Additionally, amounts totaling $20.3 million previously reported in other liabilities have been reclassified to customer deposits and unearned revenue. These reclassifications did not have an impact on the reported cash provided by operating activities in our condensed consolidated statements of cash flows for the three months ended March 31, 2014.

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

The following table presents information about basic and diluted weighted average shares outstanding:

	Three months ended March 31,
(in thousands)	2015	2014
Weighted average shares outstanding:
Basic	131,259	146,322
Dilutive effect of equity awards	683	1,118

Diluted weighted average shares outstanding	131,942	147,440

Anti-dilutive share awards	337	313

For 2015 and 2014, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted average shares outstanding.

3.	Accounting Standards Updates

In April 2015, the FASB issued new accounting guidance related to cloud computing fees, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on the accounting for fees paid in a cloud computing arrangement. Under the new standard, customers will apply the same criteria as vendors to determine whether such an arrangement contains a software license or is solely a service contract. The guidance is effective for us in the first quarter of 2016 and early adoption is permitted. We have elected to adopt this guidance effective for the second quarter of 2015 and it is not expected to have a material effect on our condensed consolidated financial statements.

In April 2015, the FASB updated accounting guidance related to interest, Imputation of Interest, which provides guidance on the presentation of debt issuance costs in financial statements. To simplify presentation of debt issuance costs, debt issuance costs related to a recognized debt liability are required to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuances costs are not affected by the update. The update is effective for us in the first quarter of 2016 and requires retrospective application at the time of implementation. The adoption of the update is not expected to have a material effect on our condensed consolidated financial statements.

In May 2014, the FASB issued new accounting guidance on revenue recognition, Revenue from Contracts with Customers, which provides for a single five-step model to be applied to all revenue contracts with customers and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the standard. The standard would be effective for us in the first quarter of 2017. In April 2015, the FASB issued an exposure draft that would delay the effective date of the standard one year to the first quarter of 2018. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures and have not yet selected a transition approach to implement the standard.

4.	Acquisitions

TVN – On March 14, 2015 the Company, through a wholly-owned subsidiary, entered into a definitive agreement to purchase a controlling interest in TVN for cash consideration of 584 million Euros. Additionally, the Company will assume 840 million Euros in debt. TVN is one of the leading media companies in Poland, with a portfolio of free-to-air and pay TV lifestyle and entertainment channels, including TVN, TVN 7, TVN Style, TTV, TVN Turbo as well as Poland’s leading 24 hour news channel, TVN24, and business news channel TVN24 Biznes i Swiat. Also included within TVN is TVN Media, Poland’s leading advertising sales house.

The agreement is subject to regulatory approvals and will result in an initial ownership of 52.7% of TVN. Following completion of the acquisition, the Company will also launch a mandatory public tender offer for a minimum total ownership of 66%, as required under Polish law, to further increase its ownership interest.

The transaction is expected to be completed during the third quarter of 2015, subject to customary closing conditions, including regulatory approvals. We anticipate funding for the deal will be generated by accessing the public debt market and from borrowings against our Competitive Advance and Revolving Credit Facility (the “Facility”). To minimize the volatility in the TVN purchase price that may result from Euro to U.S. Dollar currency exchange rate changes, we entered into a foreign currency option contract during the first quarter that effectively sets the U.S. Dollar cash consideration for the transaction. We paid a $16 million premium to provide the Company a call option on 584 million Euros at a cost of $625 million. The foreign currency option contract will be settled on June 30, 2015. The gross notional value of the option contract totaled $628 million at March 31, 2015. The fair value change of $0.7 million at March 31, 2015 is included within miscellaneous, net in our condensed consolidated statements of operations.

During the first quarter of 2015, we incurred transaction related costs of $10.2 million associated with the pending acquisition of this controlling interest in TVN. These costs reduced net income attributable to SNI by $6.3 million.

5.	Voluntary Early Retirement Program and Employee Termination Costs

During the fourth quarter of 2014 we provided qualified employees with voluntary early retirement packages and notified employees of the elimination of certain positions within the Company. We also announced that the Company will be closing its Cincinnati, OH office location in late 2015 and will be relocating certain positions to our Knoxville, TN headquarters. Our first quarter 2015 operating results include $5.4 million for severance, retention, relocation, benefit costs and accelerated depreciation that were incurred as a result of these programs, and net income attributable to SNI was reduced by $3.3 million.

The following table summarizes the aforementioned activity:

(in thousands)
Liability as of December 31, 2014	$14,072
Net accruals	5,372
Payments	(10,718)
Noncash (1)	(473)

Liability as of March 31, 2015	$8,253

(1)	Amount represents the reclassification of accelerated depreciation included in current period charges.

6.	Investments

Investments consisted of the following:

	As of
(in thousands)	March 31, 2015	December 31, 2014
Equity-method investments	$407,508	$431,612
Cost-method investments	31,732	31,732

Total investments	$439,240	$463,344

Investments accounted for using the equity method include the following:

	As of
	March 31, 2015	December 31, 2014
UKTV	50.00%	50.00%
HGTV Canada	33.00%	33.00%
Food Canada	29.00%	29.00%
Fox-BRV Southern Sports Holdings	7.25%	7.25%
HGTV Magazine JV	50.00%	50.00%
Food Network Magazine JV	50.00%	50.00%

UKTV receives financing through loans provided by us. These loans, totaling $111 million and $116 million at March 31, 2015 and December 31, 2014, respectively, and are reported within other non-current assets on our condensed consolidated balance sheets effectively act as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). Our maximum exposure to losses due to the participation of the VIE is limited to the amount of loans outstanding. SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. The Company’s investment in UKTV was $359 million and $377 million at March 31, 2015 and December 31, 2014, respectively.

A portion of the purchase price from our 50% investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization recorded on these intangible assets reduces our equity in earnings recognized from the UKTV investment. Estimated amortization that will reduce the Company’s equity in UKTV’s earnings for each of the next five years is expected to be $12.3 million for the remainder of 2015 and $14.3 million in 2016, 2017, 2018 and 2019.

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which costs exceed fair value, the duration of the decline in fair value below carrying value and the current cash position, earnings and cash forecasts and near term prospects of the investee. No impairments were recognized on any of our investments in the first quarter of 2015 or 2014.

In the second quarter of 2015, the Company acquired a ten percent non-controlling interest in Refinery29, a web-based media site whose focus is female millennial audiences, for $30 million. The investment is expected to be accounted for under the cost method of accounting.

7.	Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$27,009	$27,009
Derivative asset	16,718	—	$16,718	—
Investments	22,791	22,791

Total assets measured at fair value	$66,518	$49,800	$16,718
Liabilities:
Derivative liability	$667	—	$667	—

Temporary equity:
Redeemable non-controlling interests	$98,268	—	—	$98,268

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$738,090	$738,090	—	—
Derivative asset	86	—	$86	—

Total assets measured at fair value	$738,176	$738,090	$86

Temporary equity:
Redeemable non-controlling interest	$96,251	—	—	$96,251

Derivatives include freestanding foreign currency forward contracts which are marked to market at each reporting period. We classify our foreign currency forward contracts as Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

We determine the fair value of the redeemable non-controlling interest using a combination of a discounted cash flow valuation model and a market approach that applies revenues and EBITDA estimates against the calculated multiples of comparable companies. Operating revenues and EBITDA are key assumptions utilized in both the discounted cash flow valuation model and the market approach. The selected discount rate of approximately 11% is also a key assumption in our discounted cash flow valuation model (Refer to Note 12—Redeemable Non-controlling Interests and Non-controlling Interest for additional information).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

	Redeemable Non-controlling Interests
	Three months ended March 31,
(in thousands)	2015	2014
Beginning period balance	$96,251	$133,000
Addition to non-controlling interest	700	—
Redeemable non-controlling interest fair value adjustment	1,081	—
Dividends paid to non-controlling interest	—	(5,250)
Net income attributable to non-controlling interests	236	3,920

End period balance	$98,268	$131,670

The net income amounts reflected in the table above are reported within net income attributable to non-controlling interests in our condensed consolidated statements of operations.

Other Financial Instruments - The carrying values of our financial instruments do not materially differ from their estimated fair values as of March 31, 2015 and December 31, 2014 except for debt, which is disclosed in Note 9 - Debt.

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of
(in thousands)	March 31, 2015	December 31, 2014
Goodwill	$572,047	$573,119

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	584,639	586,687
Customer lists	94,524	94,669
Copyrights and other trade names	66,595	66,782
Acquired rights and other	120,227	120,227

Total carrying amount	865,985	868,365

Accumulated amortization:
Acquired network distribution rights	(165,405)	(157,847)
Customer lists	(72,896)	(71,870)
Copyrights and other trade names	(20,923)	(20,046)
Acquired rights and other	(24,401)	(22,721)

Total accumulated amortization	(283,625)	(272,484)

Total other intangible assets, net	582,360	595,881

Total goodwill and other intangible assets, net	$1,154,407	$1,169,000

Amortization expense associated with intangible assets for each of the next five years is expected to be as follows:

(in thousands)	Amortization

Remainder of 2015	$35,117
2016	45,685
2017	44,469
2018	44,215
2019	43,187
Later years	369,687

Activity related to goodwill by business segment was as follows:

(in thousands)	Lifestyle Media	Corporate and other	Total
Goodwill:
Balance as of December 31, 2014	$510,484	$62,635	$573,119
Foreign currency translation adjustment	—	(1,072)	(1,072)

Balance as of March 31, 2015	$510,484	$61,563	$572,047

The carrying amount of goodwill in our lifestyle media segment includes accumulated impairments of $44.4 million at March 31, 2015 and December 31, 2014.

9.	Debt

Debt consisted of the following:

	As of
(in thousands)	March 31, 2015	December 31, 2014
Revolving credit facility	$350,000	$—
3.55% senior notes due in 2015	—	884,994
2.70% senior notes due in 2016	499,797	499,766
2.75% senior notes due in 2019	498,358	498,269
3.90% senior notes due in 2024	496,467	496,376

Total debt	$1,844,622	$2,379,405
Current portion of debt	—	(884,994)

Debt (less current portion)	$1,844,622	$1,494,411

Fair value of debt*	$1,885,160	$2,409,995

*	The fair value of the senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

In November 2014, we completed the sale of $500 million aggregate principal amount of 2.75% Senior Notes due November 15, 2019 (the “2019 Notes”) and $500 million aggregate principal amount of 3.90% Senior Notes due November 15, 2024 (the “2024 Notes”). Interest is due on the 2019 Notes and 2024 Notes on May 15th and November 15th each year. Net proceeds from the issuance of these notes were utilized to pay off our $885 million 3.55% Senior Notes (the “2015 Notes”) that matured on January 15, 2015.

The $885 million 2015 Notes were issued by a majority-owned subsidiary of SNI through a private placement. The 2015 Notes were guaranteed by the Company. Cox TMI, Inc. (“Cox TMI”), a wholly-owned subsidiary of Cox Communications, Inc. and 35% owner in the Travel Channel had agreed to indemnify us for payments made in respect of the Company’s guarantee. In conjunction with the Company lending $885 million to its majority-owned subsidiary to satisfy the repayment of the 2015 Notes, Cox TMI has guaranteed the promissory note between the Company and the majority-owned subsidiary.

Our $500 million of aggregate principal amount Senior Notes mature on December 15, 2016 (the “2016 Notes”) and bear interest at 2.70%. Interest is paid on the 2016 Notes on June 15th and December 15th of each year.

On March 31, 2014, we entered into the Facility that is five years and permits $650 million in aggregate borrowings and expires in March 2019. The Facility replaced our Competitive Advance and Revolving Credit Facility that collectively permitted aggregate borrowings up to $550 million and was due to expire on June 30, 2014. The Facility bears interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 100 basis points and 12.5 basis points on the aggregate Facility commitment as of March 31, 2015. The Company had outstanding borrowings of $350 million under the Facility on March 31, 2015 with a weighted-average interest rate of 1.06%. There were no outstanding borrowings under the Facility at December 31, 2014.

The Facility and all of our Senior Notes include certain affirmative and negative covenants, including the incurrence of additional indebtedness and maintenance of a maximum leverage ratio. The Company was in compliance with all covenants at March 31, 2015 and December 31, 2014.

10.	Other Liabilities

The following table outlines other liabilities:

	As of
(in thousands)	March 31, 2015	December 31, 2014
Pension and post employment benefits	$84,009	$81,012
Deferred compensation	44,458	41,096
Uncertain tax positions	73,262	69,898
Other	37,964	42,423

Other liabilities (less current portion)	$239,693	$234,429

The other caption in the table above includes $21.9 million and $21.8 million related to obligations recognized for the purchase of intangible assets at March 31, 2015 and December 31, 2014, respectively. The other caption also includes the Real Gravity contingent consideration liability that totaled $6.0 million and $10.3 million at March 31, 2015 and December 31, 2014, respectively.

11.	Foreign Exchange Risk Management

In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we may enter into derivative instruments, principally forward and option foreign currency contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities and probable commitments. All of our forward contracts are designated as freestanding derivatives and are designed to minimize foreign currency exposures between the U.S. Dollar and British Pound, while our option contract is designed to hedge the U.S. Dollar and Euro. We do not enter into currency exchange rate derivative instruments for speculative purposes.

The freestanding derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities while our option contract is used to manage the foreign currency exposure from a forecasted transaction. These derivatives are not designated as hedges, and therefore, changes in the value of these contracts are recognized currently in earnings within miscellaneous, net in our condensed consolidated statements of operations. The cash flow settlements from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The option contract premium payment is reported as an investing activity. The gross notional amount of our derivative contracts outstanding were $747 million and $124 million at March 31, 2015 and December 31, 2014, respectively.

We recognized $6.3 million of gains during the first quarter of 2015 and $2.5 million of losses during the first quarter of 2014 from these forward and option contracts, which are reported within miscellaneous, net in the condensed consolidated statements of operations. The gains and losses from these forward contracts are offset by foreign exchange transaction losses of $5.4 million and gains of $2.4 million recognized in the first quarter of 2015 and 2014, respectively. Foreign exchange transaction gains and losses are recorded within miscellaneous, net in our condensed consolidated statements of operations.

12.	Redeemable Non-controlling Interests and Non-controlling Interest

Redeemable Non-controlling Interests

A non-controlling interest holds a 35% residual interest in the Travel Channel. The non-controlling owner of that interest has a put option requiring us to repurchase their interest, and we have a call option to acquire their outstanding interest. The non-controlling interest holder will receive appraised value for their interest at the time either option is exercised. The put option on the non-controlling interest in the Travel Channel became exercisable on August 18, 2014, and our call option becomes exercisable on December 15, 2015.

A non-controlling interest holds a 30% residual interest in Food Network Latin America (“FNLA”). The owner of the non-controlling interest has a put option requiring us to repurchase their interest, and we have a call option to acquire their outstanding interest. The put option on the non-controlling interest in the FNLA becomes exercisable in 2017, and our call option becomes exercisable in 2024 or upon the occurrence of other contractual call events.

Non-controlling Interest

The Food Network is operated and organized under the terms of a general partnership (the “Partnership”). SNI and a non-controlling owner hold interests in the Partnership. During the fourth quarter of 2014, the Partnership agreement was extended and specifies a dissolution date of December 31, 2016. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as holder of approximately 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to windup up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

13.	Employee Benefit Plans

The Company offers various postretirement benefits to its employees.

The components of benefit plan expense consisted of the following:

	Three months ended March 31,
(in thousands)	2015	2014
Interest cost	$732	$856
Expected return on plan assets, net of expenses	(949)	(1,150)
Special termination benefits	583	—
Amortization of net loss	568	244

Total for defined benefit plans	934	(50)
Supplemental executive retirement plan (“SERP”)	1,105	945
Defined contribution plans	6,285	6,586

Total	$8,324	$7,481

Amortization of actuarial losses for the nonqualified SERP totaled $0.6 million and $0.5 million in the first quarter of 2015 and 2014, respectively

We contributed $0.1 million and $0.2 million to fund current benefit payments for the SERP during the first quarter of 2015 and 2014, respectively. We anticipate contributing $4.6 million to fund the SERP’s benefit payments during the remainder of 2015. The amount, if any, we anticipate contributing to fund our Pension Plan cannot be determined at this time.

The company remeasures both plan assets and obligations on at least an annual basis.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan (“Deferred Compensation Plan”) that is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their annual compensation. The Deferred Compensation Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate owned life insurance contracts held in a rabbi trust to support the plan. We have invested $41.5 million within this rabbi trust since 2012 and purchased $19.2 million of corporate owned life insurance contracts with these assets. The cash surrender value of the company owned life insurance contracts totaled $21.2 million and $20.7 million at March 31, 2015 and December 31, 2014, respectively, and is included within other assets on our condensed consolidated balance sheets. Gains or losses related to the insurance contracts are included within miscellaneous, net in our condensed consolidated statements of operations. The unsecured obligation to pay the deferred compensation, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $46.1 million and $42.8 million at March 31, 2015 and December 31, 2014, respectively, and are included within other liabilities on our condensed consolidated balance sheets.

14.	Stock Based Compensation and Share Repurchase Program

We have a Long-Term Incentive Plan (the “LTI Plan”) that provides for long-term equity incentive compensation for key employees and members of the Board of Directors (the “Board”). A variety of discretionary awards for employees and non-employee directors are authorized under the LTI Plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or nonrestricted stock units and performance awards.

In the first quarter of 2015, the Company granted 0.4 million stock options and 0.2 million restricted share units (“RSUs”), including performance-based restricted share units (“PBRSUs”). The number of shares ultimately issued for the PBRSUs depends upon the specified performance conditions attained. Share based compensation costs totaled $17.1 million and $15.1 million for the first quarter of 2015 and 2014, respectively. The fair values for share options are estimated on the date of grant using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

As of March 31, 2015, $3.8 million of total unrecognized stock-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.1 years. In addition, $27.7 million of total unrecognized stock-based compensation cost related to RSUs, including PBRSUs, is expected to be recognized over a weighted-average period of 1.8 years.

Share Repurchase Program

We have a share repurchase program (“repurchase program”) authorized by the Board that permits us to acquire the Company’s Class A Common shares. During the first quarter of 2015, we repurchased 4.0 million shares for approximately $289 million, including repurchasing 3.0 million shares for approximately $217 million from Scripps family members. During the first quarter of 2014, we repurchased 3.1 million shares for approximately $250 million.

As of March 31, 2015, $1.2 billion remains available for repurchase under the repurchase program. All shares repurchased under the repurchase program are constructively retired and returned to unissued shares. There is no expiration date for the repurchase program, and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the repurchase program.

15.	Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following for the respective period of 2015:

	Three months ended March 31,
(in thousands)	Currency Translation Adjustments	Pension Liability Adjustments
AOCI beginning period balance	$(25,122)	$(32,769)

Other comprehensive loss before reclassifications	(26,735)	—
Amounts reclassified from AOCI	—	664

Net current period other comprehensive (loss) income	(26,735)	664

AOCI balance as of March 31, 2015	$(51,857)	$(32,105)

Amounts reported in the table above are net of income tax.

Changes in the AOCI balance by component consisted of the following for the respective period of 2014:

	Three months ended March 31,
(in thousands)	Currency Translation Adjustments	Pension Liability Adjustments
AOCI beginning period balance	$12,449	$(24,978)

Other comprehensive income before reclassifications	3,252	—
Amounts reclassified from AOCI	—	449

Net current period other comprehensive income	3,252	449

AOCI balance as of March 31, 2014	$15,701	$(24,529)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments relate to the amortization of actuarial losses. These amounts are included within selling, general and administrative in our condensed consolidated statement of operations and totaled $1.2 million and $0.8 million, for the first quarter of 2015 and 2014, respectively (see Note 13 - Employee Benefit Plans for additional information).

16.	Segment Information

The Company’s operating segments are determined based upon our management and internal reporting structure. We manage our operations through one reportable operating segment, lifestyle media.

Lifestyle media includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle media also includes websites that are associated with the aforementioned television brands and other internet-based businesses serving home, food and travel related categories. The Food Network and Cooking Channel are included in the Food Network Partnership, of which we own approximately 69%. We also own 65% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. Lifestyle media earns revenue primarily from the sale of advertising time and from affiliate fees paid by distributors of our content.

The results of businesses not separately identified as reportable segments are included within our corporate and other caption. Corporate and other includes the results of the lifestyle-oriented channels we operate in EMEA, APAC and Latin America, operating results from the international licensing of our national networks’ programming and other interactive and digital business initiatives that are not associated with our lifestyle media or international businesses.

In the fourth quarter of 2014, we made changes to our management reporting structure related to operating results from our uLive business. In conjunction with this change in our reporting structure, we now report the results of uLive within the lifestyle media reportable segment rather than within the corporate and other caption. For comparability purposes, prior year segment results have also been reclassified to reflect the impact of this management reporting change. This reclassification only affects our segment reporting, and does not change our consolidated operating revenues, operating income or net income.

Each of our businesses may provide advertising, programming or other services to one another. In addition, certain corporate costs and expenses, including information technology, pensions and other employee benefits and other shared services, are allocated to our businesses. The allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the businesses.

Our chief operating decision maker evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items included in net income determined in accordance with GAAP.

Information regarding our segments is as follows:

	Three months ended March 31,
(in thousands)	2015	2014
Segment operating revenues:
Lifestyle media	$634,185	$625,095
Corporate and other	24,065	18,737
Intersegment eliminations	—	(83)

Total operating revenues	$658,250	$643,749

Segment profit (loss):
Lifestyle media	$295,785	$306,309
Corporate and other	(38,869)	(35,575)

Total segment profit	256,916	270,734
Depreciation and amortization of intangible assets	(28,590)	(31,294)
(Losses) gains on disposal of property and equipment	(2,516)	152
Interest expense, net	(12,967)	(12,431)
Equity in earnings of affiliates	18,945	22,261
Miscellaneous, net	5,531	273

Income from operations before income taxes	$237,319	$249,695

	As of
(in thousands)	March 31, 2015	December 31, 2014
Assets:
Lifestyle media	$2,892,099	$2,864,089
Corporate and other	1,043,525	1,803,543

Total assets	$3,935,624	$4,667,632

No single customer provides more than 10% of our revenues.

Assets held by our businesses outside of the United States totaled $582 million and $590 million at March 31, 2015 and December 31, 2014, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements and the notes to the condensed consolidated financial statements. This discussion and analysis should be read in conjunction with those condensed consolidated financial statements.

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

OVERVIEW

Scripps Networks Interactive (the “Company”) is one of the leading developers of lifestyle-oriented content for linear and interactive video platforms including television and the internet with respected, high-profile brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and highly useful content that focuses on specifically defined topics of interest.

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

We manage our operations through our reportable operating segment, lifestyle media. Lifestyle media includes our national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle media also includes websites that are associated with the aforementioned television brands and other internet-based businesses serving home, food and travel related categories.

Our businesses earn revenue from advertising sales, affiliate fees and ancillary sales, including the licensing of content and consumer products. Programming expenses, employee costs and sales and marketing expenses are our primary operating costs.

Lifestyle media generated revenues of approximately $634 million in the first quarter of 2015, which represented 96 percent of our consolidated revenues, compared with $625 million and 97 percent in the first quarter of 2014. Lifestyle media generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable and television systems, telecommunication service providers and other distributors that carry our network programming. Advertising revenues for lifestyle media may be affected by the strength of advertising markets and general economic conditions and may also fluctuate depending on the success of our programming, as measured by viewership at any given time, and by seasonality. Lifestyle media also earns revenue from the licensing of content to third parties and brands for consumer products, such as videos, books, kitchenware and tools.

Programming expense, employee costs, and sales and marketing expenses are the primary operating costs of our lifestyle media segment. Program amortization represented 47 percent of lifestyle media expenses in the first quarter of 2015, reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

We also have established lifestyle media brands internationally. Our lifestyle-oriented channels are available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia-Pacific (“APAC”) and Latin America. The results for our international businesses are not separately identified as a reportable segment and are included within our corporate and other segment caption. We currently broadcast 22 channels reaching approximately 148 million cumulative subscribers under the HGTV, DIY, Food Network, Asian Food Channel (“AFC”), Fine Living and Travel Channel brands. Our broadcast channels are distributed in 30 languages with channel feeds customized according to language in more than 176 countries and territories. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters that can be seen in over 220 countries and territories.

Our international businesses generated revenues of $24.1 in the first quarter of 2015, which represented 3.7 percent of our consolidated revenues compared with $18.7 million and 2.9 percent in the first quarter of 2014. These businesses earn revenues from advertising sales, affiliate fees and the licensing of programming to third parties. In the first quarter of 2015, revenues from advertising sales, affiliate fees and program licensing were approximately 28 percent, 46 percent and 26 percent, respectively, of total revenue for our international businesses. Satellite transmission fees, programming expenses, employee costs, and sales and marketing expenses are the primary operating costs for our international businesses.

The growth of our international business, both organically and through acquisitions and joint ventures, has been, and continues to be a strategic priority of the Company. In the first quarter of 2015, we announced the intent to acquire a controlling interest in Polish television operator TVN. TVN is one of the leading media companies in Poland, with a portfolio of free-to-air and pay TV lifestyle and entertainment channels, including TVN, TVN 7, TVN Style, TTV, TVN Turbo as well as Poland’s leading 24 hour news channel, TVN24, and business news channel TVN24 Biznes i Swiat. Also included within TVN is TVN Media, Poland’s leading advertising sales house.

In the fourth quarter of 2014, we launched HGTV in Singapore. In the third quarter of 2014, we launched of Food Network in Brazil. In the first quarter of 2014, we launched the Fine Living Network in Italy on digital terrestrial television.

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

Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for Programs and Program Licenses, Revenue Recognition, Acquisitions, Goodwill, Finite-Lived Intangible Assets and Income Taxes to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in those accounting policies.

RESULTS OF OPERATIONS

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated results of operations were as follows:

	Three months ended March 31,
(in thousands)	2015	2014	Change
Operating revenues	$658,250	$643,749	2.3%
Operating expenses:
Cost of services, excluding depreciation and amortization of intangible assets	199,147	181,138	9.9%
Selling, general and administrative	202,187	191,877	5.4%
Depreciation and amortization of intangible assets	28,590	31,294	(8.6)%
Losses (gains) on disposal of property and equipment	2,516	(152)	1,755.3%

Total operating expenses	432,440	404,157	7.0%

Operating income	225,810	239,592	(5.8)%
Interest expense, net	(12,967)	(12,431)	4.3%
Equity in earnings of affiliates	18,945	22,261	(14.9)%
Miscellaneous, net	5,531	273	1,926.0%

Income from operations before income taxes	237,319	249,695	(5.0)%
Provision for income taxes	(71,249)	(76,906)	(7.4)%

Net income	166,070	172,789	(3.9)%
Net income attributable to noncontrolling interests	(42,227)	(44,493)	(5.1)%

Net income attributable to SNI	$123,843	$128,296	(3.5)%

The increase in operating revenues for the first quarter of 2015 reflects a slight percent increase in advertising revenues and a 4.1 percent increase in affiliate fee revenues. Advertising revenues at our lifestyle media segment increased $0.5 million in the first quarter of 2015 compared with the first quarter of 2014. Slight increases in both pricing and number of advertising units sold were partially offset by under delivery of audience impressions. Affiliate fee revenues at our lifestyle media segment increased $7.7 million, or 4.0 percent, in the first quarter of 2015 compared with the first quarter of 2014. The increase in affiliate fee revenues was primarily due to contractual rate increases. Revenues from our international businesses also increased $5.3 million, or 28 percent, in the first quarter of 2015 compared with the first quarter of 2014, primarily reflecting increases in programming licensing revenues.

Cost of services, which consists of program amortization and the costs associated with distributing our content, increased 9.9 percent in the first quarter of 2015 compared with the respective period in 2014. Program amortization attributed to our continued investment in the improved quality and variety of programming at our networks represents the largest expense and is the primary driver of fluctuations in cost of services. Program amortization increased $21.7 million in the first quarter of 2015 compared with 2014. Additionally, cost of services for the first quarter of 2015 includes a $1.5 million charge for severance, retention and benefit costs incurred related to employee reduction programs that were initiated in the fourth quarter of 2014.

Selling, general and administrative expenses, which primarily consists of sales and marketing expenses and employee costs, increased 5.4 percent in the first quarter of 2015 compared with the respective period in 2014. Transaction related costs of $10.2 million incurred as a result of our pending acquisition of a controlling interest in TVN and severance, retention and benefit costs of $3.4 million incurred related to the employee reduction programs initiated in the fourth quarter of 2014 contributed to the increase in selling, general and administrative expenses in the first quarter of 2015 compared with the same period of 2014.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. For 2015 and 2014, our outstanding borrowings included $500 million aggregate principal amount Senior Notes that bear interest at 2.70%. In November 2014, we issued $500 million aggregate principal amount Senior Notes that bear interest at 2.75% and mature on November 15, 2019, and $500 million aggregate principal amount of 3.90% Senior Notes due November 15, 2024. We also had $885 million of 3.55% Senior Notes outstanding throughout 2014 that matured and were repaid on January 15, 2015. Interest expense increased in the first quarter of 2015 compared with the first quarter of 2014 due to higher average debt levels.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates is our proportionate 50% share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces equity in earnings we recognize from the UKTV investment. Accordingly, equity in earnings of affiliates includes our $11.1 million proportionate share of UKTV’s results in the first quarter of 2015 and $12.2 million in the first quarter of 2014, which were reduced by amortization of $4.2 million and $4.8 million in the first quarter of 2015 and 2014, respectively.

We recognized foreign exchange gains of $0.9 million and foreign exchange losses of $0.1 million in the first quarter of 2015 and 2014, respectively. These gains and losses, reported within miscellaneous, net in our condensed consolidated statements of operations, relate to realized and unrealized foreign exchange on the Company’s foreign denominated asset and liability balances.

Our effective income tax rate was 30.0 percent in the first quarter of 2015 compared to 30.8 percent in the first quarter of 2014.

Non-controlling owners hold a 31 percent interest in the Food Network Partnership, a 35 percent interest in the Travel Channel and a 30 percent interest in our Food Network Latin America international operation. The non-controlling owners’ proportionate share of these businesses’ results are captured within net income attributable to non-controlling interests in our condensed consolidated statements of operations.

Business Segment Results - As discussed in Note 16 - Segment Information to the condensed consolidated financial statements, our chief operating decision maker evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items that are included in net income determined in accordance with GAAP.

Items excluded from segment profit generally result from decisions made in prior periods or by corporate executives rather than the managers of the businesses. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are, therefore, excluded from the measure. Financing, tax structure and divestiture decisions are generally made by corporate executives. Excluding these items from the performance measure of our business enables us to evaluate operating performance based upon current economic conditions and decisions made by the managers of those businesses in the current period.

In the fourth quarter of 2014, we made changes to our management reporting structure related to operating results from our uLive business. In conjunction with this change in our reporting structure, we now report the results of uLive within the lifestyle media reportable segment rather than within the corporate and other caption. For comparability purposes, prior year segment results have also been reclassified to reflect the impact of this management reporting change. This reclassification only affects our segment reporting and does not change our consolidated operating revenues, operating income or net income.

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three months ended March 31,
(in thousands)	2015	2014	Change
Segment operating revenues:
Lifestyle media	$634,185	$625,095	1.5%
Corporate and other	24,065	18,737	28.4%
Intersegment eliminations	—	(83)	100%

Total operating revenues	$658,250	$643,749	2.3%

Segment profit (loss):
Lifestyle media	$295,785	$306,309	(3.4)%
Corporate and other	(38,869)	(35,575)	9.3%

Total segment profit	256,916	270,734	(5.1)%
Depreciation and amortization of intangible assets	(28,590)	(31,294)	(8.6)%
(Losses) gains on disposal of property and equipment	(2,516)	152	1,755.3%
Interest expense, net	(12,967)	(12,431)	4.3%
Equity in earnings of affiliates	18,945	22,261	(14.9)%
Miscellaneous, net	5,531	273	1,926.0%

Income from operations before income taxes	$237,319	$249,695	(5.0)%

Corporate and other includes the results of the lifestyle-oriented channels we operate in EMEA, APAC and Latin America, operating results from the international licensing of our national networks’ programming and other interactive and digital business initiatives that are not associated with our lifestyle media or international businesses. Corporate and other includes segment losses from international operations of $3.4 million in the first quarter of 2015 compared with $8.4 million in the first quarter of 2014. Corporate and other also includes transaction related costs of $10.2 million in the first quarter of 2015 that are associated with our pending acquisition of a controlling interest in TVN.

A reconciliation of segment profit to operating income determined in accordance with GAAP for each business segment follows:

	Three months ended March 31,
(in thousands)	2015	2014
Operating income	$225,810	$239,592
Depreciation and amortization of intangible assets:
Lifestyle media	24,652	26,563
Corporate and other	3,938	4,731
Losses (gains) on disposal of property and equipment:
Lifestyle media	3,547	(152)
Corporate and other	(1,031)	—

Total segment profit	$256,916	$270,734

Lifestyle media – Lifestyle media includes six national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle media also includes websites that are associated with the aforementioned television brands and other internet-based businesses serving home, food and travel related categories.

Operating results for lifestyle media were as follows:

	Three months ended March 31,
(in thousands)	2015	2014	Change
Segment operating revenues:
Advertising	$428,551	$428,022	0.1%
Network affiliate fees, net	197,827	190,171	4.0%
Other	7,807	6,902	13.1%

Total segment operating revenues	634,185	625,095	1.5%

Segment costs and expenses:
Cost of services	184,239	166,506	10.7%
Selling, general and administrative	154,161	152,281	1.2%

Total segment costs and expenses	338,400	318,787	6.2%

Segment profit	$295,785	$306,309	(3.4)%

Supplemental Information:
Program amortization	$159,051	$137,750
Program payments	195,686	181,299
Depreciation and amortization	24,652	26,563
Capital expenditures	7,670	11,184

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and audience impressions delivered. Advertising revenues in the first quarter of 2015 were relatively flat compared with the first quarter of 2014. Slight increases in both pricing and number of advertising units sold were partially offset by under delivery of audience impressions.

Distribution agreements with cable and satellite television systems and telecommunication service providers require distributors to pay us fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. The increase in network affiliate fees in the first quarter 2015 compared with the first quarter of 2014 was primarily attributed to scheduled rate increases. The total number of subscribers receiving our networks from cable and satellite television operators, telecommunications providers, digital distributors and other distribution platforms decreased slightly in the first quarter of 2015 compared with the respective period of 2014.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $21.3 million in the first quarter of 2015 compared with the first quarter of 2014.

Selling, general and administrative expenses in the first quarter of 2015 compared with 2014 was relatively flat as increases in sales and marketing costs were partially offset by decreases in employee costs. Fluctuations in selling, general and administrative expenses from quarter to quarter can also be impacted by the timing of marketing campaigns.

Supplemental financial information for lifestyle media included the following:

	Three months ended March 31,
(in thousands)	2015	2014	Change
Operating revenues by brand:
HGTV	$237,301	$227,215	4.4%
Food Network	217,298	218,973	(0.8)%
Travel Channel	75,917	79,741	(4.8)%
DIY Network	38,390	35,142	9.2%
Cooking Channel	30,623	28,298	8.2%
Great American Country	7,354	7,104	3.5%
Digital Businesses	24,374	26,193	(6.9)%
Other	3,433	3,260	5.3%
Intrasegment eliminations	(505)	(831)	(39.2)%

Total segment operating revenues	$634,185	$625,095	1.5%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our Competitive Advance and Revolving Credit Facility (the “Facility”) and access to capital markets. Advertising provides between 65 percent and 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $155 million at March 31, 2015 and $878 million at December 31, 2014. Our Facility permits $650 million in aggregate borrowings and expires in March 2019. There were $350 million of borrowings under the Facility at March 31, 2015. In the fourth quarter of 2014, we issued $1 billion aggregate principal amount Senior Notes whose funds were primarily used to repay the $885 million Senior Notes that matured on January 15, 2015.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire shares of our common stock under a share repurchase program (the “repurchase program”), pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2015 will provide sufficient liquidity to fund our normal operations

Cash Flows

Cash and cash equivalents decreased $723 million for the three months ended March 31, 2015 and decreased $177 million for the comparable three months ended 2014. Components of these changes are discussed below in more detail.

Operating Activities – Cash provided by operating activities totaled $275 million for the three months ended 2015 and $218 million for the three months ended 2014.

Segment profit generated from our business segments totaled $257 million for the first quarter of 2015 and $271 million for the first quarter of 2014. Increases in program amortization and $10.2 million of TVN transaction expenses partially offset by growth in consolidated operating revenues of 2.3 percent contributed to the decrease in segment profit in the first quarter of 2015 compared with the first quarter of 2014. Program payments exceeded the program amortization recognized in our statement of operations by $37.9 million for the first quarter of 2015 and $44.4 million for the first quarter of 2014, reducing cash provided by operating activities for these periods. Cash provided by operating activities is also impacted by payments and refunds for income taxes and payments for interest. In the first quarter of 2015, we received net income tax refunds of $35.8 million and paid interest of $16.4 million. We received net income tax refunds of $0.3 million and paid interest of $15.4 million in the first quarter of 2014.

Investing Activities – Cash used in investing activities totaled $46.9 million and $10.6 million for the first quarter of 2015 and 2014, respectively and included capital expenditures of $9.4 million and $9.2 million for first quarter of 2015 and 2014, respectively.

On March 14, 2015, the Company, through a wholly-owned subsidiary, entered into a definitive agreement to purchase a controlling interest in TVN for cash consideration of 584 million Euros. Additionally, the Company will assume 840 million Euros in debt. TVN is one of the leading media companies in Poland, with a portfolio of free-to-air and pay TV lifestyle and entertainment channels. The agreement is subject to regulatory approvals and will result in an initial ownership of 52.7%. Following completion of the acquisition, the Company will also launch a mandatory public tender offer under Polish law to further increase its ownership interest. The transaction is expected to be completed during the third quarter of 2015, and we anticipate funding the transaction by accessing the public debt market and from borrowing against the Facility. To minimize the volatility in the TVN purchase price that may result from Euro to U.S. Dollar currency exchange rate changes, we entered into a foreign currency option contract during the first quarter that effectively sets the U.S. Dollar cash consideration for the transaction. We paid a $16 million premium to provide the Company a call option on 584 million Euros at a cost of $625 million. The foreign currency option contract will be settled on June 30, 2015.

A non-controlling owner holds a 35% residual interest in the Travel Channel. The non-controlling owner of that interest has a put option right requiring us to repurchase their interest, and we have a call option right to acquire their outstanding interest. The put option became exercisable on August 18, 2014, and our call option becomes exercisable on December 15, 2015. The non-controlling interest holder will receive appraised fair value for their interest following the exercise of the put or call options. As of March 31, 2015, we valued the non-controlling interest in the Travel Channel at $97.6 million.

Financing Activities – Cash used in financing activities totaled $950 million and $385 million for the first quarter of 2015 and 2014, respectively.

We have a repurchase program authorized by the Board of Directors (the “Board”) that permits us to acquire the Company’s Class A Common shares. During the first quarter of 2015, we repurchased 4.0 million shares for approximately $289 million, including repurchasing 3.0 million shares for approximately $217 million from Scripps family members. During the first quarter of 2014, we repurchased 3.1 million shares for approximately $250 million.

As of March 31, 2015, $1.2 billion remains available for repurchase under the repurchase program. There is no expiration date for the repurchase program, and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the program.

The Facility permits $650 million in aggregate borrowings and expires in March 2019. During the first quarter of 2015, we borrowed $475 million and made repayments totaling $125 million under the Facility. There were $350 million of borrowings under the Facility at March 31, 2015.

In November 2014, we issued $1 billion aggregate principal amount of Senior Notes consisting of $500 million of 2.75% Senior Notes due in 2019 and $500 million of 3.90% Senior Notes due in 2024. Net proceeds from the Senior Notes were utilized for general corporate purposes including, but not limited to, the repayment on January 15, 2015 of our $885 million 3.55% Senior Notes.

We also have $500 million of 2.70% Senior Notes that mature on December 15, 2016.

Pursuant to the terms of the Food Network general partnership agreement, the Partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interest partner were $94.9 million and $120 million in the first quarter of 2015 and 2014, respectively. Cash distributions to Travel Channel’s non-controlling interest were $5.3 million in the first quarter of 2014. We expect cash distributions to non-controlling interests will approximate $175 million in 2015.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2015, the Board approved an increase in the quarterly dividend rate to $0.23 per share from $0.20 per share in the first quarter of 2014. Total dividend payments to shareholders of our common stock were $29.7 million in the first quarter of 2015 and $29.3 million in the first quarter of 2014. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends are not guaranteed and are subject to our earnings, financial condition and capital requirements.

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

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our commitments, earnings and cash flows, and to reduce overall borrowing costs.

We are subject to interest rate risk associated with our Facility as borrowings bear interest at LIBOR plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on these borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $1 billion of Senior Notes in November 2014 and issued $500 million of Senior Notes in December 2011. A 100 basis point increase or decrease in the interest rate would increase or decrease the fair value of the aggregate Senior Notes by approximately $68.9 million.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2015		As of December 31, 2014
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value
Financial instruments subject to interest rate risk:
Revolving credit facility	$350,000	$350,000	$—	$—
3.55% senior notes due in 2015	—	—	884,994	885,358
2.70% senior notes due in 2016	499,797	513,337	499,766	514,897
2.75% senior notes due in 2019	498,358	503,868	498,269	501,792
3.90% senior notes due in 2024	496,467	517,955	496,376	507,948

Total debt	$1,844,622	$1,885,160	$2,379,405	$2,409,995

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $111 million at March 31, 2015 and $116 million at December 31, 2014, effectively act as a revolving credit facility for UKTV. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such note receivable is believed to approximate fair value.

The weighted-average interest rate on borrowings from the Facility was 1.06% during the first quarter of 2015.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or options. The change in fair value of non-designated contracts is included within miscellaneous, net in our condensed consolidated statements of operations. The gross notional value of foreign exchange rate derivative contracts were $747 million at March 31, 2015 and $124 million at December 31, 2014. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at March 31, 2015 indicates that if the U.S. Dollar strengthened/weakened by 10 percent against the British Pound and the Euro, the fair value of these contracts would increase/decrease by approximately $11.9 million and $62.8 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These offsetting gains and losses are not reflected in the above analysis.

CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining adequate internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The company’s internal control over financial reporting includes those policies and procedures that:

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business none of which is expected to result in material loss.

ITEM 1A.	RISK FACTORS

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 to be the most significant. There have been no material changes to the risk factors previously described in that 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

We have a share repurchase program authorized by the Board that permits us to acquire the Company’s Class A Common shares. On February 19, 2015, the Board authorized an additional $1 billion for the Company’s repurchase program.

As of March 31, 2015, $1.2 billion remains available for repurchase under the repurchase program. There is no expiration date for the program, and we are under no commitment or obligation to repurchase any particular amount of Class A Common shares under the repurchase program.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans Or Programs
1/1/15 - 1/31/15	488,896	$73.34	488,896	$411,643,925

2/1/15 - 2/28/15	3,497,379	72.24	3,497,379	1,159,000,248

3/1/15 - 3/31/15				1,159,000,248

Total	3,986,275	$72.37	3,986,275	$1,159,000,248

The number of shares repurchased during the first quarter represented 4.1% of Class A Common shares that were outstanding as of the beginning of the quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page 35 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: May 7, 2015	BY:	/s/ Lori A. Hickok
Lori A. Hickok
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit

(Numbers Coincide with Item 601 of Regulation S-K)

10.32.D	Amendment No. 3 to Employment Agreement between the Company and Joseph G. NeCastro

10.34	Employment Agreement between the Company and Lori. A. Hickok

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications *

32(b)	Section 906 Certifications *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.