Form 10-Q
period 2015-06-30
Scripps Networks Interactive, Inc.
filed 2015-08-04
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2015 there were 94,201,459 of the Registrant’s Class A Common Shares outstanding and 34,317,171 of the Registrant’s Common Voting Shares outstanding.

INDEX

SCRIPPS NETWORKS INTERACTIVE, INC.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

( in thousands, except share and par value amounts)	As of
	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,140,814	$878,164
Restricted cash	647,596	-
Accounts receivable, net of allowances: 2015 - $7,871; 2014 - $7,889	723,322	629,775
Programs and program licenses	508,150	477,575
Deferred income taxes	40,586	41,831
Other current assets	53,544	110,816
Total current assets	3,114,012	2,138,161
Investments	495,626	463,344
Property and equipment, net of accumulated depreciation:
2015 - $284,831; 2014 - $278,552	208,968	226,246
Goodwill	573,412	573,119
Other intangible assets, net	573,366	595,881
Programs and program licenses (less current portion)	508,601	469,083
Deferred income taxes	36,692	37,265
Other non-current assets	199,925	164,533
Total Assets	$5,710,602	$4,667,632

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,281	$21,499
Current portion of debt	-	884,994
Program rights payable	31,703	36,138
Customer deposits and unearned revenue	78,137	47,929
Employee compensation and benefits	43,553	73,185
Accrued marketing and advertising costs	3,959	3,765
Other liabilities	104,294	90,444
Total current liabilities	296,927	1,157,954
Debt (less current portion)	3,440,654	1,494,411
Other liabilities (less current portion)	232,200	234,429
Total liabilities	3,969,781	2,886,794
Redeemable non-controlling interests	95,111	96,251
Equity:
SNI shareholders' equity:
Preferred stock, $0.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $0.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2015 - 94,199,498 shares; 2014 - 97,789,910 shares	942	978
Voting - authorized: 60,000,000 shares; issued and outstanding: 2015 - 34,317,171 shares; 2014 - 34,317,171 shares	343	343
Total	1,285	1,321
Additional paid-in capital	1,342,325	1,359,023
Retained earnings	92,262	79,994
Accumulated other comprehensive loss	(53,624)	(57,891)
Total SNI shareholders' equity	1,382,248	1,382,447
Non-controlling interest	263,462	302,140
Total equity	1,645,710	1,684,587
Total Liabilities and Equity	$5,710,602	$4,667,632

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

( in thousands, except per share data )	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Revenues:
Advertising	$502,891	$496,978	$938,159	$930,729
Network affiliate fees, net	215,217	198,051	424,225	398,922
Other	13,994	13,103	27,968	22,230

Total operating revenues	732,102	708,132	1,390,352	1,351,881

Cost of services, excluding depreciation and amortization of intangible assets	195,087	190,181	394,234	371,319
Selling, general and administrative	178,498	198,666	380,685	390,543
Depreciation	14,798	20,125	31,693	37,680
Amortization of intangible assets	11,640	14,048	23,335	27,787
Loss on disposal of property and equipment	44	1,647	2,560	1,495

Total operating expenses	400,067	424,667	832,507	828,824

Operating income	332,035	283,465	557,845	523,057
Interest expense, net	(16,835)	(12,232)	(29,802)	(24,663)
Equity in earnings of affiliates	27,290	27,263	46,235	49,524
Gain (loss) on derivatives	37,198	(1,339)	43,131	(4,476)
Miscellaneous, net	(13,194)	871	(13,596)	4,281

Income from operations before income taxes	366,494	298,028	603,813	547,723
Provision for income taxes	120,326	92,359	191,575	169,265

Net income	246,168	205,669	412,238	378,458
Less: net income attributable to non-controlling interests	(52,450)	(51,875)	(94,677)	(96,368)

Net income attributable to SNI	$193,718	$153,794	$317,561	$282,090

Net income attributable to SNI common shareholders per common share:
Net income attributable to SNI common shareholders per basic common share	$1.50	$1.08	$2.44	$1.95
Net income attributable to SNI common shareholders per diluted common share	$1.49	$1.07	$2.43	$1.94

Weighted average shares outstanding:
Weighted average basic shares outstanding	129,225	142,342	130,237	144,321
Weighted average diluted shares outstanding	129,868	143,224	130,898	145,252

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ( UNAUDITED )

( in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$246,168	$205,669	$412,238	$378,458

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax: 2015 - ($225) and $1,595; 2014 - ($223) and $280	29,636	2,014	2,416	5,143
Pension liability adjustments, net of tax: 2015 - ($444) and ($952); 2014 - ($263) and ($577)	728	500	1,392	949

Comprehensive income	276,532	208,183	416,046	384,550
Less: comprehensive income attributable to non-controlling interests	(52,476)	(51,931)	(94,218)	(96,301)

Comprehensive income attributable to SNI	$224,056	$156,252	$321,828	$288,249

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Six months ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$412,238	$378,458
Depreciation and amortization of intangible assets	55,028	65,467
Program amortization	322,268	293,591
Equity in earnings of affiliates	(46,235)	(49,524)
(Gain) loss on derivatives	(43,131)	4,476
Program payments	(396,638)	(376,686)
Dividends received from equity investments	44,019	55,853
Deferred income taxes	2,686	(26,687)
Share-based compensation	24,255	23,701
Changes in certain working capital accounts:
Accounts receivable, net	(93,465)	(36,207)
Other assets	(9,530)	(3,383)
Accounts payable	13,246	(626)
Customer deposits and unearned revenue	29,466	(23,802)
Accrued / refundable income taxes	66,712	25,532
Other liabilities	(13,698)	(16,631)
Other, net	19,352	2,325
Cash provided by operating activities	386,573	315,857

Cash Flows from Investing Activities:
Additions to property and equipment	(18,478)	(25,883)
Collections on note receivable	2,322	2,518
Purchases of long-term investments	(30,000)	(16,042)
Foreign currency call option premium	(16,000)	-
Settlement on derivatives	63,019	-
Restricted cash	(652,353)	-
Other, net	(32,444)	(9,506)
Cash used in investing activities	(683,934)	(48,913)

Cash Flows from Financing Activities:
Proceeds from debt	2,760,764	80,000
Payments on debt	(1,700,000)	(80,000)
Deferred loan costs	(13,963)	-
Dividends paid	(59,427)	(57,491)
Dividends paid to non-controlling interests	(135,817)	(171,303)
Repurchases of class A common shares	(288,502)	(550,062)
Proceeds from stock options	7,894	28,622
Other, net	(8,147)	(1,111)
Cash provided by (used in) financing activities	562,802	(751,345)
Effect of exchange rate changes on cash and cash equivalents	(2,791)	35
Increase (decrease) in cash and cash equivalents	262,650	(484,366)
Cash and cash equivalents:
Beginning of year	878,164	686,371
End of period	$1,140,814	$202,005
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$41,132	$23,004
Income taxes paid	113,921	150,115

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ( UNAUDITED )

( in thousands, except share data )	SNI Shareholders						Redeemable
				Accumulated			Non-controlling
		Additional		Other	Non-		Interests
	Common	Paid-in	Retained	Comprehensive	controlling	Total	(Temporary
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity	Equity)
Balance as of December 31, 2013	$1,462	$1,447,496	$662,574	$(12,529)	$319,889	$2,418,892	$133,000
Comprehensive income			282,090	6,158	88,473	376,721	7,828
Dividends paid to non-controlling interest					(155,238)	(155,238)	(16,065)
Dividends: declared and paid - $0.40 per share			(57,491)			(57,491)
Repurchases of class A common shares: 7,156,417	(72)	(75,251)	(474,739)			(550,062)
Share-based compensation		23,701				23,701
Exercise of employee share options: 765,662 shares issued	8	28,614				28,622
Other share-based compensation, net: 405,267 shares issued; 139,344 shares repurchased	3	(9,273)				(9,270)
Tax benefits of compensation plans		10,133				10,133

Balance as of June 30, 2014	$1,401	$1,425,420	$412,434	$(6,371)	$253,124	$2,086,008	$124,763

Balance as of December 31, 2014	$1,321	$1,359,023	$79,994	$(57,891)	$302,140	$1,684,587	$96,251
Comprehensive income			317,561	4,267	90,471	412,299	3,747
Dividends paid to non-controlling interests					(129,149)	(129,149)	(6,668)
Addition to non-controlling interests						-	700
Redeemable non-controlling interest fair value adjustment			(1,081)			(1,081)	1,081
Dividends: declared and paid - $0.46 per share			(59,427)			(59,427)
Repurchases of class A common shares: 3,986,275	(40)	(43,677)	(244,785)			(288,502)
Share-based compensation		24,255				24,255
Exercise of employee share options: 172,959 shares issued	2	7,892				7,894
Other share-based compensation, net: 331,530 shares issued; 108,626 shares repurchased	2	(6,299)				(6,297)
Tax benefits of compensation plans		1,131				1,131

Balance as of June 30, 2015	$1,285	$1,342,325	$92,262	$(53,624)	$263,462	$1,645,710	$95,111

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Basis of Presentation

Description of Business

Scripps Networks Interactive, Inc. (referred to herein as “Scripps,” “the Company,” “SNI,” “we,” “us,” “our” or similar terms) operates in the media industry and has interests in national television networks and internet-based media outlets. The Company’s reportable segment is lifestyle media. The lifestyle media segment includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle media also includes websites that are associated with the aforementioned television brands and other internet-based businesses serving home, food and travel related categories.

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

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results and outcomes may differ materially from management’s estimates and assumptions.

Interim results are not necessarily indicative of the results that may be expected for any future interim periods or for a full year.

Reclassifications

Certain amounts in the operating activities section of our condensed consolidated 2014 statement of cash flows have been reclassified to conform with current year presentation. During 2015, amounts totaling $2.9 million previously reported within stock and deferred compensation plans have been reclassified to other, net, while amounts totaling $4.5 million previously reported within other, net have been reclassified to (gain) loss on derivatives. Amounts totaling $24.3 million previously reported within accrued employee compensation and benefits have been reclassified to other liabilities. Additionally, amounts totaling $23.8 million previously reported in other liabilities have been reclassified to customer deposits and unearned revenue. These reclassifications did not have an impact on the reported cash provided by operating activities in our condensed consolidated statements of cash flows for the six months ended June 30, 2014.

We also made a reclassification in our condensed consolidated statements of operations between miscellaneous, net and gain (loss) on derivatives totaling $1.3 million and $4.5 million in the three and six months ended June 30, 2014, respectively.  This adjustment did not impact reported net income for either of these periods.

Restricted Cash

Restricted cash included within current assets on our condensed consolidated balance sheet relates to cash held in escrow for an acquisition in progress at June 30, 2015, which was consummated immediately subsequent to the end of the second quarter of 2015.  Restricted cash is recorded at cost, which approximates fair value.

2.	Shareholders’ Equity and Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding, including participating securities outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in our basic and diluted EPS number of shares outstanding.

The following table presents information about basic and diluted weighted average shares outstanding:

( in thousands )	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average shares outstanding:
Basic	129,225	142,342	130,237	144,321
Dilutive effect of equity awards	643	882	661	931

Diluted weighted average shares outstanding	129,868	143,224	130,898	145,252

Anti-dilutive share awards	727	301	532	307

For the three and six months ended June 30, 2015 and 2014, we had stock options that were anti-dilutive and accordingly were not included in the computation of diluted weighted average shares outstanding.

3.	Accounting Standards Updates

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to cloud computing fees, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on the accounting for fees paid in a cloud computing arrangement. Under the new standard, customers will apply the same criteria as vendors to determine whether such an arrangement contains a software license or is solely a service contract. The guidance is effective for us in the first quarter of 2016 and early adoption is permitted. We have elected to adopt this guidance effective for the third quarter of 2015, and do not expect it to have a material effect on our condensed consolidated financial statements.

In April 2015, the FASB updated accounting guidance related to interest, Imputation of Interest, which provides guidance on the presentation of debt issuance costs in financial statements. To simplify presentation of debt issuance costs, debt issuance costs related to a recognized debt liability are required to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuances costs are not affected by the update. The update is effective for us in the first quarter of 2016 and requires retrospective application at the time of implementation. Early adoption is permitted, and we expect to adopt this guidance effective for the fourth quarter of 2015. The adoption of the update is not expected to have a material effect on our condensed consolidated financial statements.

In May 2014, the FASB issued new accounting guidance on revenue recognition, Revenue from Contracts with Customers, which provides for a single five-step model to be applied to all revenue contracts with customers and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the standard. In July 2015, the FASB issued guidance deferring the effective date of the standard by one year to the first quarter of 2018.  We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures and have not yet selected a transition approach to implement the standard.

4.	Acquisitions

On July 1, 2015, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding shares of N-Vision B.V., a Dutch limited liability company (“N-Vision”) that held a majority interest in TVN S.A.(“TVN”), for approximately 1.4 billion Euros, comprising cash consideration of 584 million Euros and debt assumption of approximately 856 million Euros (the “Acquisition”), including 556 million Euros of debt directly attributed to TVN.  The purchase was funded with a portion of the net proceeds from the $1.5 billion debt offering executed in June 2015 (see Note 9 – Debt). The remainder of the debt proceeds are anticipated to be used towards the purchase of the remaining outstanding shares of TVN through a tender offer process (the “Tender Offer”) launched in the third quarter of 2015, expected to total approximately $855 million. Including both the Acquisition of the initial 52.7% equity purchase and debt assumption as well as the Tender Offer, we estimate our total investment in TVN will be approximately $2.5 billion.

The primary purpose of the Acquisition was to obtain N-Vision’s 52.7% controlling interest in the voting shares of TVN, a public media company listed on the Warsaw Stock Exchange.  TVN is a media company in Poland with a portfolio of free-to-air and pay TV lifestyle and entertainment channels, including TVN, TVN7, TVN Style, TTV, TVN Turbo as well as Poland’s leading 24 hour news channel, TVN24, and business news channel TVN24 Biznes I Swiat.  Also included within TVN is TVN Media, an advertising sales house.  The assets held by TVN are considered complementary to the Company’s existing business and align with the Company’s international growth strategy.

To minimize the volatility in the purchase price that may have resulted from Euro to U.S. Dollar currency exchange rate changes, we entered into a foreign currency option contract during the first quarter of 2015 that effectively set the U.S. Dollar cash consideration for the Acquisition. We paid a $16.0 million premium to provide the Company a call option on 584 million Euros at a cost of $625 million. The premium is reflected both as an expense in gain (loss) on derivatives within operating activities and as a cash outflow from foreign currency call option premium within investing activities in our condensed consolidated statements of cash flows for the six months ended June 30, 2015. The foreign currency option contract was settled during the quarter, and the $31.9 million resulting gain is included both as a gain in gain (loss) on derivatives within operating activities and a cash inflow from settlement on derivatives within investing activities in our condensed consolidated statements of operations for the six months ended June 30, 2015.

Additionally, we entered into and, in certain cases, settled a series of other derivative contracts related to the Acquisition and Tender Offer.  The derivative contracts that were settled as of June 30, 2015, resulted in a net gain of $33.0 million, which is also included both as a gain in gain (loss) on derivatives within operating activities and as a cash inflow from settlement on derivatives within investing activities in our condensed consolidated statements of operations for the six months ended June 30, 2015.

The net impact of the various hedges entered into and settled related to the Acquisition and Tender Offer resulted in a $48.9 million gain, which is included within gain (loss) on derivatives in the condensed consolidated statements of operations for the three months ended June 30, 2015.

We also recognized $18.9 million of net losses in the three and six months ended June 30, 2015 related to the effects of foreign currency on cash balances held for the Acquisition and Tender Offer.  These losses are included within miscellaneous, net in or condensed consolidated statements of operations.

Within three months of completing the Acquisition, the Company is required under Polish law to launch a mandatory public tender offer for a minimum ownership of 66% of TVN’s total voting shares outstanding.  On June 9, 2015 the Company announced its intention to tender for all remaining outstanding voting shares of TVN to achieve 100% ownership (the “Tender Offer, and together with the Acquisition, the “Transactions”). On July 6, 2015, the Company tendered for the remaining outstanding voting shares of TVN at a purchase price equal to 20.00 Zloty per share, or approximately $855 million.  The window to tender shares opened July 24, 2015 and continues through August 24, 2015. Following the successful completion of the Tender Offer, the Company expects to delist TVN from the Warsaw Stock Exchange.

The incremental shares purchased through the Tender Offer will be financed through a combination of cash on hand, borrowings under our $900 million amended revolving credit facility (the “Amended Revolving Credit Facility”) (see Note 9 – Debt) and net proceeds from our $250 million term loan (the “Term Loan”) (see Note 9 – Debt).

We incurred transaction and integration related costs of $4.2 million and $14.4 million for the three and six months ended June 30, 2015, respectively, associated with the Acquisition. These transaction and integration costs are included within selling, general and administrative expenses in our condensed consolidated statements of operations and reduced our net income attributable to SNI by $2.6 million and $8.9 million in the three and six months ended June 30, 2015, respectively.

On July 31, 2015, the Company paid 365 million Euros to retire the N-Vision 300 million Euro Senior PIK Toggle Notes due 2021, which was included as a component of the debt assumed in the Acquisition purchase price.  The payment included the aggregate principal and a required make-whole component totaling 363 million Euros, as well as accrued and unpaid interest of 1.5 million Euros.

As we closed the Acquisition subsequent to June 30, 2015, the results of N-Vision are not reflected in our condensed consolidated financial statements. The Acquisition will be accounted for using the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Given the limited time between the acquisition date and the issuance of our condensed consolidated financial statements for the period ended June 30, 2015, the allocation of the purchase price of N-Vision based on the fair value of assets acquired and liabilities assumed as of July 1, 2015 has not yet been completed. We are in the process of assembling and assessing information to assist us in determining the required fair value measures at acquisition. We will begin reporting the results of N-Vision for the period from the date of acquisition in our condensed consolidated financial statements in the third quarter of 2015. We also will provide the following additional information in our third quarter 2015 condensed consolidated financial statements:

•	Comparative condensed consolidated pro forma revenue and net income results as if the acquisition of N-Vision had occurred as of January 1, 2014.
•	The amounts recorded at acquisition for each major class of assets acquired and liabilities assumed.
•	The nature, amounts recognized and measurement basis of assets and liabilities arising from contingencies recognized at acquisition.
•	Qualitative and quantitative information related to any goodwill or bargain purchase gain recorded at acquisition.

Additionally, management is currently evaluating the segment under which N-Vision’s financial information will be included.

5.	Voluntary Early Retirement Program, Employee Termination and Contract Termination Costs

During the fourth quarter of 2014, we provided qualified employees with voluntary early retirement packages and notified employees of the elimination of certain positions within the Company. We also announced that the Company will be closing its Cincinnati, OH office location in late 2015 and will be relocating certain positions to the Knoxville, TN headquarters. Our operating results include $5.8 million and $11.2 million for severance, retention, relocation, benefit costs and accelerated depreciation that were incurred as a result of this program during the three and six months ended June 30, 2015, respectively.  Net income attributable to SNI was reduced by $3.6 million and $6.9 million for the three and six months ended June 30, 2015, respectively, for these activities.

The following table summarizes the aforementioned activity:

( in thousands )	Liability
Liability as of December 31, 2014	$14,072
Net accruals	11,175
Payments	(14,482)
Noncash (1)	(946)

Liability as of June 30, 2015	$9,819

(1)	Amount primarily represents the reclassification of accelerated depreciation included in current period charges.

During the second quarter of 2014, we reached an agreement to terminate the master services agreement and sales agency agreement related to services provided for our Food Network and Fine Living operations in EMEA. We also entered into an arrangement that established a transition plan for us to assume the activities associated with these provided services. Selling, general and administrative expenses include a $9.7 million charge for the early termination of these agreements for the three and six months ended June 30, 2014.

6.	Investments

Investments consisted of the following:

(in thousands)	As of
	June 30,	December 31,
	2015	2014
Equity method investments	$434,144	$431,612
Cost method investments	61,482	31,732
Total investments	$495,626	$463,344

Investments accounted for using the equity method include the following:

	As of
	June 30,	December 31,
	2015	2014
UKTV	50.00%	50.00%
HGTV Magazine JV	50.00%	50.00%
Food Network Magazine JV	50.00%	50.00%
HGTV Canada	33.00%	33.00%
Food Canada	29.00%	29.00%
Fox-BRV Southern Sports Holdings	7.25%	7.25%

UKTV receives financing through loans provided by us. These loans, totaling $118 million and $116 million at June 30, 2015 and December 31, 2014, respectively, reported within other non-current assets on our condensed consolidated balance sheets, effectively act as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). Our maximum exposure to losses, beyond our equity interest, due to the participation of the VIE is limited to the amount of loans outstanding. The Company and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and, therefore, account for the investment under the equity method of accounting. The Company’s investment in UKTV was $378 million and $377 million at June 30, 2015 and December 31, 2014, respectively.

A portion of the purchase price from our 50% investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization recorded on these intangible assets reduces our equity in earnings recognized from the UKTV investment. The table below summarizes estimated amortization that will reduce the Company’s equity in UKTV’s earnings for future periods:

( in thousands )	Estimated Amortization
Remainder of 2015	8,700
2016	14,800
2017	14,800
2018	14,900
2019	14,900
Thereafter	123,600

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which costs exceed fair value, the duration of the decline in fair value below carrying value and the current cash position, earnings and cash forecasts and near term prospects of the investee. We recognized impairments of $0.3 million during the three and six months ended June 30, 2015.  No impairments were recognized on any of our investments in the three and six months ended June 30, 2014.

In the second quarter of 2015, the Company paid $30 million to acquire a ten percent non-controlling interest in Refinery29, a web-based media site whose focus is female millennial audiences. The investment is being accounted for under the cost method of accounting.

7.	Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly.
•	Level 3 — Unobservable inputs based on our own assumptions.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis:

( in thousands )	As of June 30, 2015
	Total	Level 1	Level 2	Level 3

Assets:
Other assets:	$22,921	$22,921	$-	$-
Liabilities:
Derivative liability	$3,802	$-	$3,802	$-

Temporary equity:
Redeemable non-controlling interests	$95,111	$-	$-	$95,111

( in thousands )	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$738,090	$738,090	$-	$-
Derivative asset	86	-	86	-

Total assets	$738,176	$738,090	$86	$-
Temporary equity:
Redeemable non-controlling interest	$96,251	$-	$-	$96,251

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

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

( in thousands )	Redeemable Non-controlling Interests
	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning period balance	$98,268	$131,670	$96,251	$133,000
Addition to non-controlling interest	-	-	700	-
Redeemable non-controlling interest fair value adjustment	-	-	1,081	-
Dividends paid to non-controlling interest	(6,668)	(10,815)	(6,668)	(16,065)
Net income attributable to non-controlling interests	3,511	3,908	3,747	7,828

End period balance	$95,111	$124,763	$95,111	$124,763

The net income amounts reflected in the table above are reported within net income attributable to non-controlling interests in our condensed consolidated statements of operations.

Other Financial Instruments - The carrying values of our financial instruments do not materially differ from their estimated fair values as of June 30, 2015 and December 31, 2014 except for debt, which is disclosed in Note 9 - Debt.

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

( in thousands )	As of
	June 30,	December 31,
	2015	2014
Goodwill	$573,412	$573,119

Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	587,578	586,687
Customer lists	94,709	94,669
Copyrights and other trade names	66,833	66,782
Acquired rights and other	120,227	120,227

Total carrying amount	869,347	868,365

Accumulated amortization:
Acquired network distribution rights	(175,953)	(157,847)
Customer lists	(72,012)	(71,870)
Copyrights and other trade names	(21,935)	(20,046)
Acquired rights and other	(26,081)	(22,721)

Total accumulated amortization	(295,981)	(272,484)

Total other intangible assets, net	573,366	595,881

Total goodwill and other intangible assets, net	$1,146,778	$1,169,000

Amortization expense associated with intangible assets for each of the next five years is expected to be as follows:

( in thousands )	Estimated Amortization
Remainder of 2015	26,122
2016	45,685
2017	44,469
2018	44,215
2019	43,187
Thereafter	369,688

Activity related to goodwill by business segment was as follows:

( in thousands )	Lifestyle	Corporate
	Media	and other	Total
Goodwill:
Balance as of December 31, 2014	$510,484	$62,635	$573,119
Foreign currency translation adjustment	-	293	293

Balance as of June 30, 2015	$510,484	$62,928	$573,412

The carrying amount of goodwill includes accumulated impairments of $44.4 million at both June 30, 2015 and December 31, 2014.

9.	Debt

Debt consisted of the following:

( in thousands )		As of
		June 30,	December 31,
	Maturity	2015	2014
Revolving credit facility	2019 - 2020	$200,000	$-
Term loan	2017	250,000	-
3.55% senior notes	2015	-	884,994
2.70% senior notes	2016	499,827	499,766
2.75% senior notes	2019	498,447	498,269
2.80% senior notes	2020	597,988	-
3.50% senior notes	2022	398,775	-
3.90% senior notes	2024	496,559	496,376
3.95% senior notes	2025	499,058	-

Total debt		$3,440,654	$2,379,405
Current portion of debt		-	(884,994)
Debt (less current portion)		$3,440,654	$1,494,411
Fair value of debt*		$3,431,015	$2,409,995

*

The fair value of the senior notes was estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity and credit ratings.

Revolving Credit Facility

On March 31, 2014, we entered into a five year revolving credit facility (the “Facility”) that permitted $650 million in aggregate borrowings with an expiration date of March 31, 2019.

On May 18, 2015, we entered into the Amended Revolving Credit Facility to amend the Facility. The Amended Revolving Credit Facility provides $250 million additional revolving loan capacity permitting borrowings up to an aggregate principal amount of $900 million, which may be increased to $1.2 billion at our option. Additionally, the Amended Revolving Credit Facility extends the maturity one year to a scheduled maturity of March 31, 2020, with the exception of $32.5 million, which remains scheduled to mature on March 31, 2019.

Borrowings under the Amended Revolving Credit Facility incur interest charges based on the Company’s credit rating on a scale that remains unchanged from the previous terms of the Facility, with drawn amounts incurring interest at LIBOR plus a range of 69 to 130 basis points and a facility fee ranging from 6 to 20 basis points, also subject to the Company’s credit ratings. There were no outstanding letters of credit under the Amended Revolving Credit Facility at June 30, 2015.

The Company had outstanding borrowings of $200 million under the Amended Revolving Credit Facility at June 30, 2015, incurring interest at a rate ranging between 1.03% and 1.19% throughout the second quarter of 2015. There were no outstanding borrowings or letters of credit under the previous credit facility at December 31, 2014.

Term Loan

On June 26, 2015, we entered into a $250 million senior unsecured Term Loan agreement.  The Term Loan has a maturity date of June 26, 2017, with outstanding borrowings incurring interest at LIBOR plus a range of 62.5 to 137.5 basis points, subject to the Company’s credit ratings.  The weighted average interest rate on the Term Loan was 1.15% in the second quarter of 2015.

Senior Notes

In November 2014, we completed the sale of $500 million aggregate principal amount of 2.75% Senior Notes due November 15, 2019 (the “2019 Notes”) and $500 million aggregate principal amount of 3.90% Senior Notes due November 15, 2024 (the “2024 Notes”). Interest is due on the 2019 Notes and 2024 Notes on May 15th and November 15th each year. Net proceeds from the issuance of these notes were utilized to repay our $885 million aggregate principal amount of 3.55% Senior Notes that matured on January 15, 2015.

Our $500 million aggregate principal amount Senior Notes mature on December 15, 2016 (the “2016 Notes”) and bear interest at 2.70%. Interest is paid on the 2016 Notes on June 15th and December 15th of each year.

On June 2, 2015, we completed the sale of $600 million aggregate principal amount of 2.80% Senior Notes due 2020 (the “2020 Notes”), $400 million aggregate principal amount of 3.50% Senior Notes due 2022 (the “2022 Notes”) and $500 million aggregate principal amount of 3.95% Senior Notes due 2025 (the “2025 Notes” and together with the 2020 and 2022 Notes, the “Newly Issued Notes”). The Newly Issued Notes are unsecured senior obligations of the Company and rank equally in right of payment with the Company’s existing and future unsecured and unsubordinated indebtedness. The proceeds of the Newly Issued Notes were used, in part, to fund the Acquisition (see Note 4 – Acquisitions).

Amounts capitalized and included within other assets on our condensed consolidated balance sheets include $14.0 million of debt issuance costs incurred related to the Amended Revolving Credit Facility, Term Loan and Newly Issued Notes, all of which were undertaken to finance the Transactions.

Debt Covenants

The Amended Revolving Credit Facility, the Term Loan and all of our Senior Notes include certain affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and maintenance of a maximum leverage ratio. The Company was in compliance with all financial covenants at June 30, 2015 and December 31, 2014.

10.	Other Liabilities

The following table outlines the details within other liabilities:

( in thousands )	As of
	June 30,	December 31,
	2015	2014
Pension and post employment benefits	$86,967	$81,012
Deferred compensation	42,533	41,096
Uncertain tax positions	75,698	69,898
Other	27,002	42,423

Other liabilities (less current portion)	$232,200	$234,429

The other caption in the table above includes $12.2 million and $21.8 million related to obligations recognized for the purchase of intangible assets at June 30, 2015 and December 31, 2014, respectively. The other caption also includes the Real Gravity contingent consideration liability that totaled $6.0 million and $10.3 million at June 30, 2015 and December 31, 2014, respectively.

11.	Foreign Exchange Risk Management

In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, on occasion we enter into derivative instruments, principally forward and option foreign currency contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities and probable commitments. All of our forward contracts are designated as free standing derivatives and are designed to minimize foreign currency exposures between the U.S. Dollar and British Pound, the U.S. Dollar and Euro, and the U.S. Dollar and Zloty. We do not enter into currency exchange rate derivative instruments for speculative purposes.

The free standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges and, therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in U.S. Dollar value of foreign currency denominated assets and liabilities.  The gross notional amount of derivative contracts outstanding was $972 million and $124 million at June 30, 2015 and December 31, 2014, respectively.  The cash flow settlements from these derivative contracts are primarily reported within investing activities in the condensed consolidated statements of cash flows. We recognized $37.2 million and $43.1 million of net gains during the three and six months ended June 30, 2015, respectively, and $1.3 million and $4.5 million of net losses in the three and six months ended June 30, 2014, respectively, which are included within gain (loss) on derivatives in the condensed consolidated statements of operations.

We entered into several derivative positions related to the Acquisition and subsequent Tender Offer.  The gross notional amount of derivative contracts outstanding relating to these activities represents $846 million of the $972 million total notional amount on all derivative contracts outstanding at June 30, 2015. We recorded net gains of $44.4 million and $45.1 million during the three and six months ended June 30, 2015, respectively, related to the derivative contracts executed for the Acquisition and Tender Offer. We also recognized $18.9 million of losses in the three and six months ended June 30, 2015, related to the effects of foreign currency on the cash balances held for the Acquisition and Tender Offer that were more than offset by the net gains from the settlement of the derivative contracts.  These losses are included within miscellaneous, net in the condensed consolidated statements of operations.

12.	Redeemable Non-controlling Interests and Non-controlling Interest

Redeemable Non-controlling Interests

A non-controlling owner holds a 35% residual interest in the Travel Channel. The non-controlling owner of that interest has a put option requiring us to repurchase their interest, and we have a call option to acquire their interest. The non-controlling interest holder will receive appraised value for their interest at the time either option is exercised. The put option on the non-controlling interest became exercisable on August 18, 2014, and our call option becomes exercisable on December 15, 2015.

A non-controlling owner holds a 30% residual interest in Food Network Latin America (“FNLA”). The owner of the non-controlling interest has a put option requiring us to repurchase their interest, and we have a call option to acquire their interest. The non-controlling interest holder will receive fair market value for their interest at the time either option is exercised. The put option on the non-controlling interest in FNLA becomes exercisable in 2017, and our call option becomes exercisable in 2024, or upon the occurrence of other contractual call events.

Non-controlling Interest

The Food Network is operated and organized under the terms of a general partnership (the “Partnership”). The Company and a non-controlling owner hold interests in the Partnership. During the fourth quarter of 2014, the Partnership agreement was extended and specifies a dissolution date of December 31, 2016. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as holder of approximately 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

13.	Employee Benefit Plans

The Company offers various postretirement benefits to its employees, including a pension plan (the “Pension Plan”) and a supplemental employee retirement plan (the “SERP”).

The components of the Pension Plan and SERP expense consisted of the following:

( in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest cost	$732	$856	$1,464	$1,712
Expected return on plan assets, net of expenses	(949)	(1,150)	(1,898)	(2,300)
Special termination benefits	248	-	831	-
Amortization of net loss	568	244	1,136	488
Settlement charges	1,958	-	1,958	-
Total for defined benefit plans	2,557	(50)	3,491	(100)
Supplemental executive retirement plan ("SERP")	1,066	945	2,171	1,890
Defined contribution plans	3,342	3,486	9,627	10,072
Total	$6,965	$4,381	$15,289	$11,862

Amortization of actuarial losses for the nonqualified SERP totaled $0.6 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively. Amortization of actuarial losses totaled $1.2 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.

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

During the three and six months ended June 30, 2015, we recognized $2.0 million of settlement charges related to lump-sum distributions from the Pension Plan and none related to the SERP.  There were no settlement charges recognized in the three and six months ended June 30, 2014 for either the Pension Plan or SERP. Settlement charges are recorded when total lump sum distributions for a plan’s year exceed the total projected service cost and interest cost for that plan year.

We contributed $0.7 million and $0.8 million to fund current benefit payments for the SERP for the three and six months ended June 30, 2015, respectively, and $2.8 million and $3.0 million for the three and six months ended June 30, 2014, respectively. We anticipate contributing $3.9 million to fund the SERP’s benefit payments during the remainder of 2015. The amount, if any, we anticipate contributing to fund our Pension Plan has not been determined at this time.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan (“Deferred Compensation Plan”) that is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their annual compensation. The Deferred Compensation Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate owned life insurance contracts held in a rabbi trust to support the plan. We have invested $41.5 million within this rabbi trust since 2012 and purchased $19.2 million of corporate owned life insurance contracts with these assets. The cash surrender value of the company owned life insurance contracts totaled $21.1 million and $20.7 million at June 30, 2015 and December 31, 2014, respectively, and is included within other assets on our condensed consolidated balance sheets. Gains or losses related to the insurance contracts are included within miscellaneous, net in our condensed consolidated statements of operations. The unsecured obligation to pay the deferred compensation, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $45.5 million and $42.8 million at June 30, 2015 and December 31, 2014, respectively, and is included within other liabilities (less current portion) on our condensed consolidated balance sheets.

14.	Share-Based Compensation and Share Repurchase Program

Long Term Incentive Plan

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

The LTI Plan was amended (the “Amended LTI Plan”) during the second quarter of 2015.  The Amended LTI Plan authorizes the grant of equity-based compensation to our non-employee directors, officers and other key employees in the form of stock options (both nonqualified stock options and incentive stock options), stock appreciation rights, restricted shares, restricted share units (“RSUs”), performance based restricted share units (“PBRSUs”), other stock-based awards and dividend equivalents. The Company has reserved 8.0 million shares of class A common stock for issuance or delivery under the Amended LTI Plan.

The Amended LTI Plan will remain in effect until February 19, 2025, unless sooner terminated by the Board. Termination will not affect grants and awards then outstanding. The Amended LTI Plan replaces the LTI Plan, and no further awards will be made under the LTI Plan; however, awards granted under the LTI Plan prior to shareholder approval of the Amended LTI Plan will remain outstanding in accordance with their terms.

In the six months ended June 30, 2015, the Company granted 0.4 million stock options and 0.3 million RSUs, including PBRSUs under the LTI Plan and Amended LTI Plan. The number of shares ultimately issued for the PBRSUs will depend upon the specified performance conditions attained. Share based compensation costs totaled $7.1 million and $8.6 million for the three months ended June 30, 2015 and 2014, respectively and $24.3 million and $23.7 million for the six months ended June 30, 2015 and 2014, respectively. The fair values for share options are estimated on the date of grant using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

As of June 30, 2015, $3.0 million of total unrecognized share-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.7 years. In addition, $23.5 million of total unrecognized stock-based compensation cost related to RSUs and PBRSUs is expected to be recognized over a weighted-average period of 1.6 years.

Share Repurchase Program

We have a share repurchase program (“Repurchase Program”) authorized by the Board that permits us to acquire the Company’s class A common shares. During the three months ended June 30, 2015, we did not repurchase any shares, and for the six months ended June 30, 2015, we repurchased 4.0 million shares for approximately $289 million, including 3.0 million shares repurchased for approximately $217 million from Scripps family members.  During the three months ended June 30, 2014, we repurchased 4.0 million shares for approximately $300 million, including 2.6 million shares repurchased for approximately $191 million from Scripps family members. For the six months ended June 30, 2014, we repurchased 7.1 million shares for approximately $550 million, including 2.6 million shares repurchased for approximately $191 million from Scripps family members.

As of June 30, 2015, $1.2 billion in authorization remains available for repurchase under the Repurchase Program. All shares repurchased under the Repurchase Program are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Program, and we are under no commitment or obligation to repurchase any particular amount of class A common shares under the Repurchase Program.

15.	Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following for the respective period of 2015:

( in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$(51,857)	$(32,105)	$(25,122)	$(32,769)

Other comprehensive income before reclassifications	29,610	-	2,875	-
Amounts reclassified from AOCI	-	728	-	1,392

Net current period other comprehensive income	29,610	728	2,875	1,392

AOCI balance as of June 30, 2015	$(22,247)	$(31,377)	$(22,247)	$(31,377)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments relate to the amortization of actuarial losses. These amounts are included within selling, general and administrative in our condensed consolidated statements of operations and totaled $1.2 million and $2.4 million, respectively, for the three and six months ended June 30, 2015 (see Note 13 Employee Benefit Plans for additional information).

Changes in the AOCI balance by component consisted of the following for the respective period of 2014:

( in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$15,701	$(24,529)	$12,449	$(24,978)

Other comprehensive income before reclassifications	1,957	-	5,209	-
Amounts reclassified from AOCI	-	500	-	949

Net current period other comprehensive income	1,957	500	5,209	949

AOCI balance as of June 30, 2014	$17,658	$(24,029)	$17,658	$(24,029)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments totaled $0.8 million and $1.5 million for the three and six months ended June 30, 2014, respectively.

16.	Segment Information

The Company’s operating segments are determined based upon our management and internal reporting structure. We manage our operations through one reportable segment, lifestyle media.

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

The results of businesses not separately identified as part of our reportable segment are included within our corporate and other caption. Corporate and other includes the results of the lifestyle-oriented channels we operate in EMEA, APAC and Latin America, operating results from the international licensing of our national networks’ programming and other interactive and digital business initiatives that are not associated with our reportable segment.

In the fourth quarter of 2014, we made changes to our management reporting structure related to operating results from our uLive business. In conjunction with this change in our reporting structure, we now report the results of uLive within the lifestyle media reportable segment rather than within the corporate and other caption. For comparability purposes, prior year segment results have also been reclassified to reflect the impact of this management reporting change. This reclassification only affects our segment reporting and does not change our condensed consolidated operating revenues, operating income or net income.

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

Our chief operating decision maker evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a non-GAAP measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items included in net income determined in accordance with GAAP.

( in thousands )	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment operating revenues:
Lifestyle media	$710,013	$687,730	$1,344,198	$1,312,825
Corporate and other	22,089	20,500	46,154	39,237
Intersegment eliminations	-	(98)	-	(181)

Total operating revenues	$732,102	$708,132	$1,390,352	$1,351,881

Segment profit (loss):
Lifestyle media	$392,245	$358,677	$688,030	$664,986
Corporate and other	(33,728)	(39,392)	(72,597)	(74,967)
Total segment profit	358,517	319,285	615,433	590,019
Depreciation and amortization of intangible assets	26,438	34,173	55,028	65,467
Losses on disposal of property and equipment	44	1,647	2,560	1,495
Interest expense, net	(16,835)	(12,232)	(29,802)	(24,663)
Equity in earnings of affiliates	27,290	27,263	46,235	49,524
Gain (loss) on derivatives	37,198	(1,339)	43,131	(4,476)
Miscellaneous, net	(13,194)	871	(13,596)	4,281

Income from operations before income taxes	$366,494	$298,028	$603,813	$547,723

( in thousands )	As of
	June 30,	December 31,
	2015	2014
Assets:
Lifestyle media	$2,983,867	$2,864,089
Corporate and other	2,726,735	1,803,543

Total assets	$5,710,602	$4,667,632

No single customer provides more than 10% of our revenues.

Assets held by our businesses outside of the United States totaled $2.3 billion and $590 million at June 30, 2015 and December 31, 2014, respectively.

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

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the notes to the condensed consolidated financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. Additionally, certain new risks have been identified and are included in Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

OVERVIEW

Scripps Networks Interactive (referred to herein as “Scripps,” “the Company,” “SNI,” “we,” “us,” “our” or similar terms) is one of the leading developers of lifestyle-oriented content for linear and interactive video platforms, including television and the internet, with respected, high-profile brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and highly useful content that focuses on specifically defined topics of interest.

We seek to engage audiences that are highly desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the internet and any other media platforms consumers choose. We intend to expand and enhance our lifestyle brands through creating popular new programming and content, distributing on various platforms, such as mobile phones, tablets and video-on-demand, licensing content and brands for consumer products and increasing our international footprint.

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

Our businesses earn revenue from advertising sales, affiliate fees and ancillary sales, including licensing content and brands for consumer products.

Lifestyle media generated revenues of approximately $710 million and $1,344 million in the three and six months ended June 30, 2015, respectively, which represented 97 percent of consolidated revenues in both periods.  This compared to $688 million and $1,313 million, or 97 percent, for both periods in the three and six months ended June 30, 2014, respectively. Lifestyle media generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable and television systems, telecommunication service providers and other distributors that carry our network programming. Advertising revenues for lifestyle media may be affected by the strength of advertising markets and general economic conditions and may also fluctuate based on the success of our programming, as measured by viewership and seasonality. Lifestyle media also earns revenue from licensing content to third parties and brands for consumer products, such as videos, books, kitchenware and tools.

Programming expenses, employee costs, and sales and marketing expenses are the primary operating costs of our lifestyle media segment. Program amortization represented 49 percent and 48 percent of lifestyle media expenses in the three and six months ended June 30, 2015, reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks.

We also have established lifestyle media brands internationally. Our lifestyle-oriented channels are available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia-Pacific (“APAC”) and Latin America. The results for our international businesses are not separately identified as a reportable segment and are included within our corporate and other caption. We currently broadcast 22 channels reaching approximately 154 million cumulative subscribers under the HGTV, DIY, Food Network, Asian Food Channel (“AFC”), Fine Living and Travel Channel brands. Our broadcast channels are distributed in 30 languages with channel feeds customized according to language in more than 175 countries and territories. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters that can be seen in over 220 countries and territories.

Our international businesses generated revenues of $22.1 million and $46.2 in the three and six months ended June 30, 2015, respectively, which represented 3 percent, of our consolidated revenues in both the three and six month periods.  This compared to $20.4 million and $39.1 million, or 3 percent, in both the three and six months ended June 30, 2014. These businesses earn revenues from advertising sales, affiliate fees and program licensing to third parties. In the second quarter of 2015, revenues from advertising sales, affiliate fees and program licensing were approximately 27 percent, 53 percent and 20 percent, respectively, of total revenue for our international businesses compared to 33 percent, 52 percent and 15 percent, respectively, in the second quarter of 2014. Satellite transmission fees, programming expenses, employee costs, and sales and marketing expenses are the primary operating costs for our international businesses.

The growth of our international business, both organically and through acquisitions and joint ventures, has been, and continues to be a strategic priority of the Company. Immediately following the second quarter of 2015, we closed on the acquisition of a controlling interest in Polish television operator TVN. TVN is one a media company in Poland, with a portfolio of free-to-air and pay TV lifestyle and entertainment channels, including TVN, TVN 7, TVN Style, TTV, TVN Turbo as well as Poland’s leading 24 hour news channel, TVN24, and business news channel, TVN24 Biznes i Swiat. Also included within TVN is TVN Media, an advertising sales house. Additionally, we launched a tender offer to acquire the remaining outstanding shares of TVN. We are currently in the midst of the tender offer period.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to cloud computing fees, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on the accounting for fees paid in a cloud computing arrangement. Under the new standard, customers will apply the same criteria as vendors to determine whether such an arrangement contains a software license or is solely a service contract. The guidance is effective for us in the first quarter of 2016 and early adoption is permitted. We have elected to adopt this guidance effective for the third quarter of 2015, and do not expect it to have a material effect on our condensed consolidated financial statements.

In April 2015, the FASB updated accounting guidance related to interest, Imputation of Interest, which provides guidance on the presentation of debt issuance costs in financial statements. To simplify presentation of debt issuance costs, debt issuance costs related to a recognized debt liability are required to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuances costs are not affected by the update. The update is effective for us in the first quarter of 2016 and requires retrospective application at the time of implementation. Early adoption is permitted, and we expect to adopt this guidance effective for the fourth quarter of 2015. The adoption of the update is not expected to have a material effect on our condensed consolidated financial statements.

In May 2014, the FASB issued new accounting guidance on revenue recognition, Revenue from Contracts with Customers, which provides for a single five-step model to be applied to all revenue contracts with customers and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the standard. In July 2015, the FASB issued guidance deferring the effective date of the standard by one year to the first quarter of 2018.  We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures and have not yet selected a transition approach to implement the standard.

RESULTS OF OPERATIONS

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop brands and create new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated results of operations were as follows:

( in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change

Operating revenues	$732,102	$708,132	3.4%	$1,390,352	$1,351,881	2.8%
Operating expenses:
Cost of services, excluding depreciation and amortization of intangible assets	195,087	190,181	2.6%	394,234	371,319	6.2%
Selling, general and administrative	178,498	198,666	(10.2)%	380,685	390,543	(2.5)%
Depreciation and amortization of intangible assets	26,438	34,173	(22.6)%	55,028	65,467	(15.9)%
Loss on disposal of property and equipment	44	1,647	(97.3)%	2,560	1,495	71.2%
Total operating expenses	400,067	424,667	(5.8)%	832,507	828,824	0.4%

Operating income	332,035	283,465	17.1%	557,845	523,057	6.7%
Interest expense, net	(16,835)	(12,232)	37.6%	(29,802)	(24,663)	20.8%
Equity in earnings of affiliates	27,290	27,263	0.1%	46,235	49,524	(6.6)%
Gain (loss) on derivatives	37,198	(1,339)	2878.0%	43,131	(4,476)	1063.6%
Miscellaneous, net	(13,194)	871	(1614.8)%	(13,596)	4,281	(417.6)%

Income from operations before income taxes	366,494	298,028	23.0%	603,813	547,723	10.2%
Provision for income taxes	120,326	92,359	30.3%	191,575	169,265	13.2%

Net income	246,168	205,669	19.7%	412,238	378,458	8.9%
Less: net income attributable to non-controlling interests	(52,450)	(51,875)	1.1%	(94,677)	(96,368)	(1.8)%

Net income attributable to SNI	$193,718	$153,794	26.0%	$317,561	$282,090	12.6%

We had an increase of 3.4 percent in total operating revenues for the three months ended June 30, 2015, with our lifestyle media segment revenues growing 3.2 percent over the second quarter of 2014 and our international business experiencing revenue growth of 8.3 percent.  Lifestyle media’s revenue increase was comprised of a 1.4 percent increase in advertising driven primarily by pricing and units, partially offset by ratings at certain of our networks.  Advertising revenue growth was supplemented by an 8.5 percent increase in affiliate fee revenues driven by contractual rate increases and non-linear revenues generated by nontraditional partner channels.

Our 2.8 percent growth in operating revenues for the six months ended June 30, 2015 reflects an increase of 2.4 percent in our lifestyle media segment and an 18 percent improvement in our international business compared to the same six month period in 2014.  Lifestyle media’s six month increase included a slight increase of just under 1.0 percent year-over-year in advertising revenue and a 6.2 percent increase in network affiliate fees. Increases year-over-year were associated with both pricing and number of advertising units sold, contractual rate increases in affiliate fee revenue and increases in programming licensing revenue.

Cost of services, which consists of program amortization and the costs associated with distributing our content, increased 2.6 percent for the three months ended June 30, 2015 compared with the respective period in 2014. Program amortization increased $7.0 million, or 4.6 percent, for the six months ended June 30, 2015 compared with the same period of 2014, attributed to our continued investment in the improved quality and variety of programming at our networks and represents the largest expense and primary driver of fluctuations in cost of services. This expense was impacted by timing shifts for premier dates from quarter to quarter, as well as programming costs increases supporting improvements in quality and increases in volume.  Our cost of services for the three months ended June 30, 2015 include a $0.9 million charge for severance, retention, relocation and benefit costs incurred related to the employee reduction program that was initiated in the fourth quarter of 2014. These charges were offset by decreases in on-going employee costs.

Cost of services increased 6.2 percent for the six months ended June 30, 2015 compared with the respective period in 2014. Program amortization increased $28.7 million, or 9.8 percent, for the six months ended June 30, 2015 compared with the same period in 2014. Additionally, cost of services for the six months ended June 30, 2015 include a $2.4 charge for severance, retention, relocation and benefit costs incurred related to the employee reduction program that was initiated in the fourth quarter of 2014.  These charges are partially offset by reductions in on-going employee costs.

Selling, general and administrative expenses, which primarily consists of employee costs and sales and marketing expenses, decreased 10.2 percent for the three months ended June 30, 2015 compared with the respective period in 2014. Transaction and integration related costs of $4.2 million incurred as a result of our recently completed acquisition of a controlling interest in TVN and severance, retention, relocation and benefit costs of $4.4 million incurred related to the employee reduction program were more than offset by reductions in on-going employee costs and sales and marketing expenses for the three months ended June 30, 2015 compared with the same period of 2014. Additionally, the second quarter of 2015 benefited from $9.7 million of contract termination charges incurred in the second quarter of 2014 that did not repeat.

Selling, general and administrative expenses decreased 2.5 percent for the year-to-date period ended June 30, 2015 compared with the respective period in 2014. Transaction and integration related costs of $14.4 million incurred as a result of our recently completed acquisition of a controlling interest in TVN and severance, retention, relocation and benefit costs of $7.8 million were incurred related to the employee reduction program were more than offset by savings in on-going employee costs and $9.7 million of contract termination costs incurred in the second quarter of 2014.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest charges for the three months ended June 30, 2015, as compared to the same period in the prior year, increased by 37.6 percent, reflecting an increase in outstanding borrowings during the quarter.  During the second quarter of 2015 we amended our revolving credit facility (the “Amended Revolving Credit Facility”) to increase our aggregate revolving borrowing capacity by $250 million to $900 million, with the option to increase up to $1.2 billion, and extended the maturity date to 2020 on all but $32.5 million, which remains due in 2019. At the same time, we issued $600 million aggregate principal amount of 2.80% Senior Notes due 2020, $400 million aggregate principal amount of 3.50% Senior Notes due 2022 and $500 million aggregate principal amount of 3.95% Senior Notes due 2025.  Additionally, we entered into a $250 million term loan (the “Term Loan”) that incurs interest at LIBOR plus a range of 62.5 to 137.5 basis points.  At June 30, 2015, our outstanding borrowings also included $500 million aggregate principal amount of 2.70% Senior Notes that mature on December 15, 2016, $500 million aggregate principal amount of 2.75 % Senior Notes due 2019 and $500 million aggregate principal amount of 3.90% Senior Notes due 2024. During the comparative period of 2014, we had $885 million aggregate principal amount of 3.55% Senior Notes outstanding throughout 2014 that were repaid on January 15, 2015 and $500 million aggregate principal amount of 2.70% Senior Notes due 2016. Our increased borrowing activity was undertaken to generate funds necessary to acquire a controlling interest in TVN (the “Acquisition”) and initiate a tender offer (the “Tender Offer”) to acquire the remaining outstanding shares of TVN.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates is our 50% proportionate share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces equity in earnings we recognize from the UKTV investment. Accordingly, equity in earnings of affiliates includes our $12.9 million and $24.0 million proportionate share of UKTV’s results in the three and six months ended June 30, 2015, respectively, and $12.8 million and $25.0 million in the three and six months ended June 30, 2014, respectively, which were reduced by amortization of $4.2 million and $8.4 million in the three and six months ended June 30, 2015, respectively, and $4.8 million and $9.6 million in the three and six months ended June 30, 2014, respectively.

Gain (loss) on derivatives represents realized and unrealized positions on derivative contracts, primarily related to foreign currency hedges. During the second quarter of 2015, we had a significant increase in our derivative activity, primarily relating to positions taken to minimize the impact of volatility that foreign currencies might have on the purchase price for the Acquisition and subsequent Tender Offer (see Note 4 – Acquisitions).  We recognized net gains of $37.2 million during the second quarter of 2015 related to our derivative positions compared to net losses of $1.3 million during the same period of 2014, including these one-off transactions and positions entered into in the normal course of business. Year-to-date, we recognized $43.1 million of net gains on derivative positions compared to $4.5 million of net losses in the same period in 2014.

Miscellaneous, net primarily includes an $18.9 million loss related to the effects of foreign currency on cash balances held for the Acquisition and Tender Offer in the three and six months ended June 30, 2015.

Our effective income tax rate was 32.8 percent in the second quarter of 2015 compared to 31.0 percent in the second quarter of 2014.  For the year to date period of 2015, our effective income tax rate was 31.7 percent compared to 30.9 percent for the comparable period in 2014.  The movement in our effective tax rate is primarily attributable to our inability to recognize tax benefits on foreign currency losses.

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

Business Segment Results - As discussed in Note 16 - Segment Information to the condensed consolidated financial statements, our chief operating decision maker evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a non-GAAP performance measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items that are included in net income determined in accordance with GAAP.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

( in thousands )	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change

Segment operating revenues:
Lifestyle media	$710,013	$687,730	3.2%	$1,344,198	$1,312,825	2.4%
Corporate and other	22,089	20,500	7.8%	46,154	39,237	17.6%
Intersegment eliminations	-	(98)	(100.0)%	-	(181)	(100.0)%

Total operating revenues	$732,102	$708,132	3.4%	$1,390,352	$1,351,881	2.8%

Segment profit (loss):
Lifestyle media	$392,245	$358,677	9.4%	$688,030	$664,986	3.5%
Corporate and other	(33,728)	(39,392)	(14.4)%	(72,597)	(74,967)	(3.2)%

Total segment profit	358,517	319,285	12.3%	615,433	590,019	4.3%
Depreciation and amortization of intangible assets	26,438	34,173	(22.6)%	55,028	65,467	(15.9)%
Loss on disposal of property and equipment	44	1,647	(97.3)%	2,560	1,495	71.2%
Interest expense, net	(16,835)	(12,232)	37.6%	(29,802)	(24,663)	20.8%
Equity in earnings of affiliates	27,290	27,263	0.1%	46,235	49,524	(6.6)%
Gain (loss) on derivatives	37,198	(1,339)	2878.0%	43,131	(4,476)	1063.6%
Miscellaneous, net	(13,194)	871	(1614.8)%	(13,596)	4,281	(417.6)%

Income from operations before income taxes	$366,494	$298,028	23.0%	$603,813	$547,723	10.2%

Corporate and other includes the results of the lifestyle-oriented channels we operate in EMEA, APAC and Latin America, operating results from the international licensing of our national networks’ programming and other interactive and digital business initiatives that are not associated with our lifestyle media or international businesses. Corporate and other includes segment losses from international operations of $7.8 million and $11.2 million in the three and six months ended June 30, 2015, respectively, compared with $16.5 and $24.9 million in the three and six months ended June 30, 2014, respectively. Corporate and other also includes transaction and integration related costs of $4.2 million and $14.4 million in the three and six months ended June 30, 2015, respectively, associated with our recently completed Acquisition.

A reconciliation of segment profit to operating income determined in accordance with GAAP for each business segment follows:

( in thousands )	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating income	$332,035	$283,465	$557,845	$523,057
Depreciation and amortization of intangible assets:
Lifestyle media	22,869	29,081	47,521	55,644
Corporate and other	3,569	5,092	7,507	9,823
Loss (gain) on disposal of property and equipment:
Lifestyle media	34	1,647	3,581	1,495
Corporate and other	10	-	(1,021)	-

Total segment profit	$358,517	$319,285	$615,433	$590,019

Lifestyle media – Lifestyle media includes six national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Lifestyle media also includes websites that are associated with the aforementioned television brands and other internet-based businesses serving home, food and travel related categories.

Operating results for lifestyle media were as follows:

( in thousands )	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change

Segment operating revenues:
Advertising	$496,879	$490,129	1.4%	$925,430	$918,151	0.8%
Network affiliate fees, net	203,444	187,503	8.5%	401,271	377,674	6.2%
Other	9,690	10,098	(4.0)%	17,497	17,000	2.9%
Total segment operating revenues	710,013	687,730	3.2%	1,344,198	1,312,825	2.4%

Segment costs and expenses:
Cost of services	179,050	175,634	1.9%	363,289	342,140	6.2%
Selling, general and administrative	138,718	153,419	(9.6)%	292,879	305,699	(4.2)%

Total segment costs and expenses	317,768	329,053	(3.4)%	656,168	647,839	1.3%

Segment profit	$392,245	$358,677	9.4%	$688,030	$664,986	3.5%

Supplemental Information:
Program amortization	$155,139	$148,875	4.2%	$314,190	$286,625	9.6%

Program payments	157,430	185,275	(15.0)%	353,116	366,574	(3.7)%

Depreciation and amortization	22,869	29,081	(21.4)%	47,521	55,644	(14.6)%

Capital expenditures	8,581	9,882	(13.2)%	16,251	21,066	(22.9)%

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and audience impressions delivered. Advertising revenues in the three months ended June 30, 2015 showed marginal improvement compared with the respective period in 2014 due to pricing and units, partially offset by ratings at certain of our networks. Advertising revenues in the six months ended June 30, 2015 increased slightly compared with the respective period in 2014.

Distribution agreements with cable and satellite television systems and telecommunication service providers require distributors to pay us fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. The increase in network affiliate fees in the three months ended June 30, 2015 compared with the same period of 2014 was primarily attributed to scheduled contractual rate increases and, to a lesser extent, non-linear revenues. The total number of subscribers receiving our networks from cable and satellite television operators, telecommunications providers, digital distributors and other distribution platforms decreased slightly in the three months ended June 30, 2015 compared with the respective period of 2014. The increase in network affiliate fees for the six months ended June 30, 2015 compared with the same period of 2014 was primarily attributed to scheduled contractual rate increases. The total number of subscribers receiving our networks from cable and satellite television operators, telecommunications providers, digital distributors and other distribution platforms decreased slightly for the six months ended June 30, 2015 compared with the respective period of 2014.

The increase in cost of services reflects our continued investment in the improved quality and variety of programming at our networks. Program amortization increased $6.3 million in the three months ended June 30, 2015 compared with the same period of 2014 and $27.6 million in the six months ended June 30, 2015 compared with the same period of 2014.

Selling, general and administrative expenses in the three and six months ended June 30, 2015 compared with the respective periods in 2014 decreased $14.7 million and $12.8 million, respectively, primarily related to a reduction in employee costs as a result of the restructuring initiated in the fourth quarter of 2014. Fluctuations in selling, general and administrative expenses from quarter to quarter can also be impacted by the timing of marketing campaigns.

Supplemental financial information for lifestyle media included the following:

( in thousands )	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change

Operating revenues by network:
HGTV	$271,784	$246,597	10.2%	$509,085	$473,812	7.4%
Food Network	228,069	237,993	(4.2)%	445,367	456,966	(2.5)%
Travel Channel	81,729	85,227	(4.1)%	157,646	164,968	(4.4)%
DIY Network	47,984	43,209	11.1%	86,374	78,351	10.2%
Cooking Channel	35,102	32,229	8.9%	65,725	60,527	8.6%
Great American Country	8,111	7,849	3.3%	15,465	14,953	3.4%
Digital Businesses	34,336	31,650	8.5%	58,710	57,843	1.5%
Other	4,133	4,518	(8.5)%	7,566	7,778	(2.7)%
Intrasegment eliminations	(1,235)	(1,542)	(19.9)%	(1,740)	(2,373)	(26.7)%

Total segment operating revenues	$710,013	$687,730	3.2%	$1,344,198	$1,312,825	2.4%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our Amended Revolving Credit Facility and access to capital markets. Advertising provides between 65 percent and 70 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $1,141 million at June 30, 2015 and $878 million at December 31, 2014. Our Amended Revolving Credit Facility permits $900 million in aggregate borrowings, with the option to increase up to $1.2 billion, and expires in March 2020, with the exception of $32.5 million, which expires in March 2019. There were $200 million of borrowings under the Amended Revolving Credit Facility at June 30, 2015. In the fourth quarter of 2014, we issued $1.0 billion aggregate principal amount of Senior Notes whose funds were primarily used to repay the $885 million Senior Notes that matured on January 15, 2015. In the second quarter of 2015, we issued $1.5 billion aggregate principal amount of Senior Notes whose net proceeds were used, in part, to fund the Acquisition.  During the quarter, we also entered into a $250 million Term Loan agreement.  Cash generated through these transactions in excess of those used for the Acquisition are anticipated to be used to fund the Tender Offer.

Our cash flow year-to-date has been used primarily to fund acquisitions and investments, develop new businesses, acquire class A common shares under a share repurchase program (the “Repurchase Program”), pay dividends on our common shares and repay debt. We expect cash flow from operating activities in 2015 will provide sufficient liquidity to fund our normal operations.

Cash Flows

Cash and cash equivalents increased $263 million for the six months ended June 30, 2015 and decreased $484 million for the comparable six months ended 2014. Components of these changes are discussed below in more detail.

Operating Activities – Cash provided by operating activities totaled $387 million for the six months ended June 30, 2015 and $316 million for the six months ended June 30, 2014.

Segment profit totaled $615 million for the year-to-date period ended June 30, 2015 and $590 million for the year-to-date period ended June 30, 2014. Contributors to the increase in segment profit included increased revenue combined with reduced employee costs.  These improvements were partially offset by a $28.7 million increase in program amortization, $14.4 million of transaction and integration related expenses and $10.3 million of costs related to the voluntary early retirement and reduction in force.

Program payments exceeded the program amortization by $74.4 million for the year-to-date period ended June 30, 2015 and $83.1 million for the year-to-date period ended June 30, 2014, reducing cash provided by operating activities for these periods. Cash provided by operating activities is also impacted by payments and refunds for income taxes and payments for interest. For the year-to-date period ended June 30, 2015, we made income tax payments of $114 million and paid interest of $41.1 million. For the year-to-date period ended June 30, 2014, we made income tax payments of $150 million and paid interest of $23.0 million.

Investing Activities – Cash used in investing activities totaled $684 million and $48.9 million for the year-to-date periods ended June 30, 2015 and 2014, respectively, and included capital expenditures of $18.5 million and $25.9 million for the year-to-date period ended June 30, 2015 and 2014, respectively. Additionally, the year-to-date period ended June 30, 2015 includes $652 million of cash placed in escrow for the Acquisition, which was completed immediately following the close of the second quarter of 2015. A $16.0 million premium paid for a call option on Euros to fund the Acquisition is also impacting the second quarter of 2015 results as a cash outflow while $63.0 million of derivative contract settlements are positively impacting cash flows for the same period of 2015. Additionally, our investing activities include a $30.0 million cost method investment in Refinery29, a web-based media site.

A non-controlling owner holds a 35% residual interest in the Travel Channel. The non-controlling owner of that interest has a put option right requiring us to repurchase their interest, and we have a call option right to acquire their interest. The put option became exercisable on August 18, 2014, and our call option becomes exercisable on December 15, 2015. The non-controlling interest holder will receive appraised fair value for their interest following the exercise of the put or call options. As of June 30, 2015, we valued the non-controlling interest in the Travel Channel at $95.1 million.

Financing Activities – Cash provided by financing activities totaled $563 million, and cash used in financing activities total $751 million for the six months ended June 30, 2015 and 2014, respectively.

We have a Repurchase Program authorized by the Board of Directors (the “Board”) that permits us to acquire the Company’s class A common shares. During the six months ended June 30, 2015, we repurchased 4.0 million shares for approximately $289 million, including 3.0 million shares repurchased for approximately $217 million from Scripps family members. During the six months ended June 30, 2014, we repurchased 7.1 million shares for approximately $550 million, including $2.6 million shares repurchased for approximately $191 million from Scripps family members.

As of June 30, 2015, $1.2 billion in authorization remains available for repurchase under the Repurchase Program. There is no expiration date for the Repurchase Program, and we are under no commitment or obligation to repurchase any particular amount of class A common shares under the Repurchase Program.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2015, the Board approved an increase in the quarterly dividend rate to $0.23 per share from $0.20 per share. Total dividend payments to holders of our common shares were $59.4 million and $57.5 million in the year to date periods ended June 30, 2015 and 2014, respectively. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends are not guaranteed and are subject to our earnings, financial condition and capital requirements.

The Amended Revolving Credit Facility permits $900 million in aggregate borrowings and expires in March 2020, with the exception of $32.5 million which expires March 2019. During the six months ended June 30, 2015, we borrowed $1,015 million and made repayments totaling $815 million under the Amended Revolving Credit Facility. There were $200 million of borrowings outstanding under the Amended Revolving Credit Facility at June 30, 2015.

In November 2014, we issued $1.0 billion aggregate principal amount of Senior Notes consisting of $500 million aggregate principal amount of 2.75% Senior Notes due 2019 and $500 million aggregate principal amount of 3.90% Senior Notes due 2024. Net proceeds from the Senior Notes were utilized for general corporate purposes including, but not limited to, the repayment of our $885 million 3.55% Senior Notes on January 15, 2015.

We also have $500 million aggregate principal amount of 2.70% Senior Notes that mature on December 15, 2016.

In June 2015, we completed the sale of $600 million aggregate principal amount of 2.80% Senior Notes due 2020, $400 million aggregate principal amount of 3.50% Senior Notes due 2022 and $500 million aggregate principal amount of 3.95% Senior Notes due 2025.

During the second quarter of 2015, we also entered into a $250 million senior unsecured Term Loan agreement that matures in 2017.

As a result of the additional debt raised in the six months ended June 30, 2015, we paid $14.0 million in deferred financing costs.

Pursuant to the terms of the Food Network general partnership agreement, the Partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interest partner were $129 million and $155 million in the year to date periods ended June 30, 2015 and 2014, respectively. Cash distributions to Travel Channel’s non-controlling interest were $6.7 million and $16.1 million in the year to date periods ended June 30, 2015 and 2014, respectively. We expect cash distributions to non-controlling interests will approximate $175 million in 2015.

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

We are subject to interest rate risk associated with our Amended Revolving Credit Facility as borrowings bear interest at LIBOR plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on these borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $1.5 billion aggregate principal amount of Senior Notes in June 2015, $1.0 billion aggregate principal amount of Senior Notes in November 2014 and $500 million aggregate principal amount of Senior Notes in December 2011. A 100 basis point increase in the interest rate would decrease the fair value of the aggregate principal amount of Senior Notes by approximately $151 million, whereas a 100 basis point decrease in the interest rate would increase the fair value of the aggregate principal amount of Senior Notes by approximately 158 million.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands )	As of June 30, 2015		As of December 31, 2014
	Cost	Fair	Cost	Fair
	Basis	Value	Basis	Value

Financial instruments subject to interest rate risk:
Revolving credit facility	$200,000	$200,000	$-	$-
Term loan due 2017	250,000	250,000	-	-
3.55% senior notes due 2015	-	-	884,994	885,358
2.70% senior notes due 2016	499,827	509,683	499,766	514,897
2.75% senior notes due 2019	498,447	499,067	498,269	501,792
2.80% senior notes due 2020	597,988	592,162	-	-
3.50% senior notes due 2022	398,775	394,959	-	-
3.90% senior notes due 2024	496,559	494,492	496,376	507,948
3.95% senior notes due 2025	499,058	490,652	-	-

Total Debt	$3,440,654	$3,431,015	$2,379,405	$2,409,995

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV investment. UKTV receives financing through loans provided by us. These loans, totaling $118 million and $116 million at June 30, 2015 and December 31, 2014, respectively, and are reported within other non-current assets on our condensed consolidated balance sheets, effectively act as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). Our maximum exposure to losses, beyond our equity interest, due to the participation of the VIE is limited to the amount of loans outstanding. The Company and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and, therefore, account for the investment under the equity method of accounting. The Company’s investment in UKTV was $378 million and $377 million at June 30, 2015 and December 31, 2014, respectively. The notes accrue interest at variable rates, related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such note receivable is believed to approximate fair value. The weighted-average interest rate on borrowings from the facility approximated 1.05% during the second quarter of 2015.

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, on occasion we enter into derivative instruments, principally forward and option foreign currency contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities and probable commitments. All of our forward contracts are designated as free standing derivatives and are designed to minimize foreign currency exposures between the U.S. Dollar and British Pound, the U.S. Dollar and Euro, and the U.S. Dollar and Zloty. We do not enter into currency exchange rate derivative instruments for speculative purposes.

The free standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges and, therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in U.S. Dollar value of foreign currency denominated assets and liabilities.  The gross notional amount of derivative contracts outstanding was $972 million and $124 million at June 30, 2015 and December 31, 2014, respectively.  The cash flow settlements from these derivative contracts are primarily reported within investing activities in the condensed consolidated statements of cash flows. We recognized $37.2 million and $43.1 million of net gains during the three and six months ended June 30, 2015, respectively, and $1.3 million and $4.5 million of net losses in the three and six months ended June 30, 2014, respectively, which are included within gain (loss) on derivatives in the condensed consolidated statements of operations.

We entered into several derivative positions related to the Acquisition and subsequent Tender Offer.  The gross notional amount of derivative contracts outstanding relating to these activities represents $846 million of the $972 million total notional amount on all derivative contracts outstanding at June 30, 2015. We recorded net gains of $44.4 million and $45.1 million during the three and six months ended June 30, 2015, respectively, related to the derivative contracts executed for the Acquisition and Tender Offer. We also recognized $18.9 million of losses in the three and six months ended June 30, 2015, related to the effects of foreign currency on cash balances held for the Acquisition and Tender Offer that were more than offset by the net gains realized from the settlement of the derivative contracts.  These losses are included within miscellaneous, net in the condensed consolidated statements of operations.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business none of which is expected to result in material loss.

ITEM 1A.	RISK FACTORS

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 to be the most significant. In addition to the risk factors identified in that Form 10-K, the Company’s ongoing review of changes to our business has identified the following new risk factors.

The acquisition of TVN has increased our exposure to foreign currency exchange risk, which the Company has determined poses a material risk to our business.  Certain of our operations are now conducted and certain of our debt obligations are now denominated in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations and net asset balances. There is no assurance that downward trending currencies will rebound or that stable currencies will remain unchanged in any period or for any specific market.

We have operations through which we distribute programming outside the United States. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	laws and policies affecting trade and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•	changes in local regulatory requirements, including restrictions on content, imposition of local content quotas and restrictions on foreign ownership;
•	differing degrees of protection for intellectual property and varying attitudes towards the piracy of intellectual property;
•	significant fluctuations in foreign currency value;
•	currency exchange controls;
•	the instability of foreign economies and governments;
•	war and acts of terrorism;
•

anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations and changes in these laws and regulations;

•	foreign privacy and data protection laws and regulation and changes in these laws; and
•	shifting consumer preferences regarding the viewing of video programming.

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Furthermore, some foreign markets where we and our partners operate may be more adversely affected by current economic conditions than the U.S. We also may incur substantial expense as a result of changes, including the imposition of new restrictions, in the existing economic or political environment in the regions where we do business. Acts of terrorism, hostilities, or financial, political, economic or other uncertainties could lead to a reduction in revenue or loss of investment, which could adversely affect our results of operations.

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

As of June 30, 2015, $1.2 billion in authorization remains available for repurchases under the Repurchase Program. There is no expiration date for the Repurchase Program, and we are under no commitment or obligation to repurchase any particular amount of class A common shares under the Repurchase Program.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2015:

				Maximum
			Total Number	Dollar Value
	Total		of Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	Or Programs

4/1/15 - 4/30/15	-	-	-	1,159,000,248

5/1/15 - 5/31/15	-	-	-	1,159,000,248

6/1/15 - 6/30/15	-	-	-	1,159,000,248

Total	-	-	-	$1,159,000,248

The number of shares repurchased during the second quarter represented 0% of class A common shares that were outstanding as of the beginning of the quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index to Exhibits at page 34 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: August 4, 2015	BY:	/s/ Lori A. Hickok
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