Form 10-Q
period 2015-09-30
Scripps Networks Interactive, Inc.
filed 2015-11-09
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2015 there were 94,616,306 of the Registrant’s Class A Common Shares outstanding and 33,950,481 of the Registrant’s Common Voting Shares outstanding.

INDEX

SCRIPPS NETWORKS INTERACTIVE, INC.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

( in thousands, except share and par value amounts)	As of

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$247,352	$878,164
Accounts receivable, net of allowances: 2015 -$10,175; 2014 -$7,889	773,173	629,775
Programs and program licenses	575,305	477,575
Deferred income taxes	33,556	41,831
Other current assets	55,092	110,816
Total current assets	1,684,478	2,138,161
Investments	855,503	463,344
Property and equipment, net of accumulated depreciation:
2015 - $300,602; 2014 - $278,552	292,448	226,246
Goodwill	1,797,754	573,119
Other intangible assets, net	1,303,934	595,881
Programs and program licenses (less current portion)	532,193	469,083
Deferred income taxes	46,156	37,265
Other non-current assets	219,189	164,533
Total Assets	$6,731,655	$4,667,632

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56,113	$21,499
Current portion of debt	16,864	884,994
Program rights payable	54,385	36,138
Customer deposits and unearned revenue	92,096	47,929
Employee compensation and benefits	98,764	73,185
Accrued marketing and advertising costs	6,200	3,765
Other liabilities	184,159	90,444
Total current liabilities	508,581	1,157,954
Debt (less current portion)	4,133,060	1,494,411
Other liabilities (less current portion)	231,995	234,429
Total liabilities	4,873,636	2,886,794
Redeemable non-controlling interests	93,178	96,251
Equity:
SNI shareholders' equity:
Preferred stock, $0.01 par - authorized: 25,000,000 shares; none outstanding
Common stock, $0.01 par:
Class A - authorized: 240,000,000 shares; issued and outstanding: 2015 - 94,615,525 shares; 2014 - 97,789,910 shares	946	978
Voting - authorized: 60,000,000 shares; issued and outstanding: 2015 - 33,950,481 shares; 2014 - 34,317,171 shares	340	343
Total	1,286	1,321
Additional paid-in capital	1,354,294	1,359,023
Retained earnings	187,104	79,994
Accumulated other comprehensive loss	(62,732)	(57,891)
Total SNI shareholders' equity	1,479,952	1,382,447
Non-controlling interest	284,889	302,140
Total equity	1,764,841	1,684,587
Total Liabilities and Equity	$6,731,655	$4,667,632

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

( in thousands, except per share data )	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Revenues:
Advertising	$527,855	$432,149	$1,466,014	$1,362,878
Network affiliate fees, net	224,941	198,236	649,166	597,158
Other	23,326	14,038	51,294	36,268
Total operating revenues	776,122	644,423	2,166,474	1,996,304
Cost of services, excluding depreciation and amortization of intangible assets	270,150	207,099	664,384	578,418
Selling, general and administrative	193,645	167,361	574,330	557,904
Depreciation	18,359	17,541	50,052	55,221
Amortization of intangible assets	22,932	14,076	46,267	41,863
Loss (gain) on disposal of property and equipment	40	(448)	2,600	1,047
Total operating expenses	505,126	405,629	1,337,633	1,234,453
Operating income	270,996	238,794	828,841	761,851
Interest expense, net	(50,439)	(12,235)	(80,182)	(36,898)
Equity in earnings of affiliates	23,392	17,586	69,627	67,110
Gain (loss) on derivatives	4,037	2,041	47,168	(2,436)
Miscellaneous, net	(9,543)	25	(23,198)	4,307
Income from operations before income taxes	238,443	246,211	842,256	793,934
Provision for income taxes	75,110	75,910	266,685	245,175
Net income	163,333	170,301	575,571	548,759
Less: net income attributable to non-controlling interests	(38,774)	(38,962)	(133,451)	(135,330)
Net income attributable to SNI	$124,559	$131,339	$442,120	$413,429
Net income attributable to SNI common shareholders per common share:
Net income attributable to SNI common shareholders per basic common share	$0.96	$0.93	$3.41	$2.90
Net income attributable to SNI common shareholders per diluted common share	$0.96	$0.93	$3.39	$2.88
Weighted average shares outstanding:
Weighted average basic shares outstanding	129,177	140,738	129,817	142,786
Weighted average diluted shares outstanding	129,704	141,628	130,434	143,703

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ( UNAUDITED )

( in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$163,333	$170,301	$575,571	$548,759
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax: 2015 - $1,345 and $862; 2014 - $403 and $683	(6,728)	(18,311)	(4,312)	(13,168)
Pension liability adjustments, net of tax: 2015 - ($333) and ($1,315); 2014 - ($318) and ($895)	750	518	2,142	1,467
Comprehensive income	157,355	152,508	573,401	537,058
Less: comprehensive income attributable to non-controlling interests	(41,904)	(38,867)	(136,122)	(135,168)
Comprehensive income attributable to SNI	$115,451	$113,641	$437,279	$401,890

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

( in thousands )	Nine months ended
	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net income	$575,571	$548,759
Depreciation and amortization of intangible assets	96,319	97,084
Program amortization	526,825	463,802
Equity in earnings of affiliates	(69,627)	(67,110)
(Gain) loss on derivatives	(47,168)	2,436
Program payments	(588,052)	(561,249)
Dividends received from equity investments	68,278	78,852
Deferred income taxes	(43,261)	(41,131)
Share-based compensation	29,443	29,659
Changes in certain working capital accounts:
Accounts receivable, net	(45,450)	29,268
Other assets	11,231	(4,523)
Accounts payable	5,154	(1,411)
Customer deposits and unearned revenue	39,743	(26,890)
Accrued / refundable income taxes	93,748	43,966
Other liabilities	(15,157)	(18,267)
Other, net	20,923	6,933
Cash provided by operating activities	658,520	580,178
Cash Flows from Investing Activities:
Additions to property and equipment	(32,091)	(41,784)
Collections on note receivable	3,498	3,776
Purchases of long-term investments	(32,584)	(17,042)
Purchase of subsidiary companies, net of cash acquired	(539,309)	-
Foreign currency call option premium	(16,000)	-
Settlement on derivatives	63,305	-
Other, net	(36,336)	(5,498)
Cash used in investing activities	(589,517)	(60,548)
Cash Flows from Financing Activities:
Proceeds from debt	3,050,764	120,000
Payments on debt	(1,944,525)	(120,000)
Deferred loan costs	(14,491)	-
Extinguishment of debt	(404,294)	-
Purchase of non-controlling interest	(853,853)	-
Dividends paid	(89,144)	(85,364)
Dividends paid to non-controlling interests	(154,948)	(194,856)
Repurchases of class A common shares	(288,502)	(800,062)
Proceeds from stock options	8,073	35,118
Other, net	(266)	(2,417)
Cash used in financing activities	(691,186)	(1,047,581)
Effect of exchange rate changes on cash and cash equivalents	(8,629)	(1,135)
Decrease in cash and cash equivalents	(630,812)	(529,086)
Cash and cash equivalents:
Beginning of year	878,164	686,371
End of period	$247,352	$157,285
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$68,311	$38,946
Income taxes paid	258,270	228,184

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ( UNAUDITED )

( in thousands, except share data )	SNI Shareholders						Redeemable
				Accumulated			Non-controlling
		Additional		Other	Non-		Interests
	Common	Paid-in	Retained	Comprehensive	controlling	Total	(Temporary
	Stock	Capital	Earnings	Income (Loss)	Interest	Equity	Equity)
Balance as of December 31, 2013	$1,462	$1,447,496	$662,574	$(12,529)	$319,889	$2,418,892	$133,000
Comprehensive income			413,429	(11,539)	126,780	528,670	8,388
Dividends paid to non-controlling interest					(172,928)	(172,928)	(21,928)
Dividends: declared and paid - $0.60 per share			(85,364)			(85,364)
Repurchases of class A common shares: 10,302,935	(103)	(109,103)	(690,856)			(800,062)
Share-based compensation		29,658				29,658
Exercise of employee share options: 905,520 shares issued	9	35,109				35,118
Other share-based compensation, net: 443,956 shares issued; 151,526 shares repurchased	3	(9,771)				(9,768)
Tax benefits of compensation plans		11,442				11,442
Balance as of September 30, 2014	$1,371	$1,404,831	$299,783	$(24,068)	$273,741	$1,955,658	$119,460

Balance as of December 31, 2014	$1,321	$1,359,023	$79,994	$(57,891)	$302,140	$1,684,587	$96,251
Comprehensive income			442,120	(4,841)	131,080	568,359	5,042
Dividends paid to non-controlling interests					(145,052)	(145,052)	(9,896)
Addition to non-controlling interests					858,530	858,530	700
Purchase of non-controlling interest		7,956			(861,809)	(853,853)
Redeemable non-controlling interest fair value adjustment			(1,081)			(1,081)	1,081
Dividends: declared and paid - $0.69 per share			(89,144)			(89,144)
Repurchases of class A common shares: 3,986,275	(40)	(43,677)	(244,785)			(288,502)
Share-based compensation		29,443				29,443
Exercise of employee share options: 176,859 shares issued	2	8,071				8,073
Other share-based compensation, net: 399,025 shares issued; 130,684 shares repurchased	3	(7,144)				(7,141)
Tax benefits of compensation plans		622				622
Balance as of September 30, 2015	$1,286	$1,354,294	$187,104	$(62,732)	$284,889	$1,764,841	$93,178

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

Scripps acquired 100% of TVN S.A. (“TVN”) through a series of three distinct transactions in the third quarter of 2015 (see Note 4 – Acquisitions).  As a result of this acquisition, the Company now has two reportable segments: U.S. Networks, previously referred to as Lifestyle Media, and International Networks.  U.S. Networks includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country.  Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet-based businesses serving home, food and travel-related categories.

International Networks includes the lifestyle-oriented channels available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America.  Additionally, International Networks includes TVN, which operates a portfolio of free-to-air and pay TV lifestyle and entertainment channels, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat.  Also included in TVN is TVN Media, an advertising sales house.

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

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results and outcomes may differ materially from management’s estimates and assumptions.

Interim results are not necessarily indicative of the results that may be expected for any future interim periods or for a full year.

Reclassifications

Certain amounts in the operating activities section of our condensed consolidated statement of cash flows for the nine months ended September 30, 2014 have been reclassified to conform with current year presentation. During 2015, amounts totaling $2.5 million previously reported within stock and deferred compensation plans have been reclassified to other, net, while amounts totaling $2.4 million previously reported within other, net have been reclassified to (gain) loss on derivatives. Amounts totaling $11.0 million previously reported within accrued employee compensation and benefits have been reclassified to other liabilities. Additionally, amounts totaling $26.9 million previously reported in other liabilities have been reclassified to customer deposits and unearned revenue. These reclassifications did not have an impact on the reported cash provided by operating activities in our condensed consolidated statements of cash flows for the nine months ended September 30, 2014.

We also made a reclassification in our condensed consolidated statement of operations for the three and nine months ended September 30, 2014 between miscellaneous, net and gain (loss) on derivatives totaling $2.0 million and ($2.4) million, respectively.  This adjustment did not impact reported net income for either of these periods.

As part of our normal operations, we develop and, in some instances, purchase content in the United States and license it to certain of our international operations. In conjunction with our change in reporting to two reportable segments, we changed where we present intercompany program license revenues.  Accordingly, we reclassified $9.8 million of revenues previously recorded in Corporate and

Other to U.S. Networks for the first six months of 2015 relating to these activities.  Additionally, revenues of $1.8 million and $5.3 million from these activities for the three and nine months ended September 30, 2014, respectively, from these activities are now reflected in U.S. Networks.

In addition to the segment changes noted above, we modified our management reporting structure related to the operating results from our uLive business in the fourth quarter of 2014. In conjunction with this change in reporting structure, we began reporting the results of uLive within Lifestyle Media, now called U.S. Networks, rather than within Corporate and Other. This reclassification only affected our segment reporting and did not change our condensed consolidated operating revenues, operating income or net income.

As a result of these changes to our reportable segments, certain prior period and prior year disclosures have been recast to reflect the current presentation.  A reconciliation of those impacts to the segment information included in Note 16 – Segment Information follows:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
(in thousands)	As Reported	Amounts Reclassified	Revised	As Reported	Amounts Reclassified	Revised
Segment operating revenues
U.S. Networks	$618,090	$4,422	$622,512	$1,926,102	$12,736	$1,938,838
International Networks	-	23,768	23,768	-	62,896	62,896
Corporate and Other	26,333	(28,190)	(1,857)	70,202	(75,632)	(5,430)
Total segment operating revenues	$644,423	$-	$644,423	$1,996,304	$-	$1,996,304

Segment profit (loss):
U.S. Networks	$296,639	$(2,330)	$294,309	$970,104	$(7,309)	$962,795
International Networks	-	(5,933)	(5,933)	-	(33,827)	(33,827)
Corporate and Other	(26,676)	8,263	(18,413)	(110,122)	41,136	(68,986)
Total segment profit	$269,963	$-	$269,963	$859,982	$-	$859,982

	As of December 31, 2014
		Amounts
(in thousands)	As Reported	Reclassified	Revised
Assets:
U.S. Networks	$2,864,089	$-	$2,864,089
International Networks	-	660,216	660,216
Corporate and Other	1,803,543	(660,216)	1,143,327
Total assets	$4,667,632	$-	$4,667,632

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

The following table presents information about basic and diluted weighted average shares outstanding:

( in thousands )	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average shares outstanding:
Basic	129,177	140,738	129,817	142,786
Dilutive effect of equity awards	527	890	617	917
Diluted weighted average shares outstanding	129,704	141,628	130,434	143,703
Anti-dilutive share awards	1,193	288	752	301

For the three and nine months ended September 30, 2015 and 2014, we had stock options that were anti-dilutive and, accordingly, were not included in the computation of diluted weighted average shares outstanding.

3.	Accounting Standards Updates

In September 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to business combinations, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The guidance also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The update also requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for us beginning in the first quarter of 2016, and early adoption is permitted.  We have not yet determined if we will adopt this guidance early.  However, we do not expect it to have a material effect on our condensed consolidated financial statements.

In April 2015, the FASB issued new accounting guidance related to cloud computing fees, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on the accounting for fees paid in a cloud computing arrangement. Under the new standard, customers will apply the same criteria as vendors to determine whether such an arrangement contains a software license or is solely a service contract. The guidance is effective for us in the first quarter of 2016 and early adoption is permitted. We have elected to adopt this guidance effective for the third quarter of 2015, and the implementation did not have a material effect on our condensed consolidated financial statements.

In April 2015, the FASB updated accounting guidance related to interest, Imputation of Interest, which provides guidance on the presentation of debt issuance costs in financial statements. To simplify presentation of debt issuance costs, debt issuance costs related to a recognized debt liability are required to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the update. The guidance is effective for us in the first quarter of 2016 and requires retrospective application at the time of implementation. Early adoption is permitted, and we expect to adopt this guidance effective for the fourth quarter of 2015. The adoption of the update is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued new accounting guidance on revenue recognition, Revenue from Contracts with Customers, which provides for a single five-step model to be applied to all revenue contracts with customers and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the standard. In July 2015, the FASB issued guidance deferring the effective date of the standard by one year to the first quarter of 2018. Early adoption is permitted in accordance with the original effective date of the first quarter of 2017, and we do not expect to adopt this guidance early. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements and related disclosures and have not yet selected a transition approach to implement the standard.

4.	Acquisitions

On July 1, 2015 (the “Acquisition Date”), the Company, through a wholly-owned subsidiary, acquired 100.0% of the outstanding shares of N-Vision B.V., a Dutch limited liability company (“N-Vision”) that held a majority interest in TVN, for approximately €1,440.0 million, or $1,608.6 million, comprising cash consideration of €584.0 million, or $652.4 million, and principal amounts of debt assumed of  €856.0 million, or $956.2 million (the “Acquisition”), including €556.0 million, or $621.1 million, of debt directly attributed to TVN.  The Acquisition was funded with a portion of the net proceeds from the $1,500.0 million debt offering executed in June 2015 (the “Financing”) (see Note 9 – Debt). The majority of the remaining debt proceeds were used to purchase the remaining outstanding shares of TVN through a tender offer (the “Tender Offer”) and subsequent squeeze-out (the “Squeeze-out”), which were both completed during the third quarter of 2015. Together, the Acquisition, Tender Offer and Squeeze-out are referred to herein as the Transactions (the “Transactions”).

The primary purpose of the Acquisition was to obtain N-Vision’s 52.7% controlling interest in the voting shares of TVN, a public media company listed on the Warsaw Stock Exchange (the “WSE”).  The assets held by TVN are considered complementary to the Company’s existing business and align with the Company’s international growth strategy.

To minimize the volatility in the purchase price that may have resulted from Euro to U.S. Dollar currency exchange rate changes, we entered into a foreign currency option contract during the first quarter of 2015 that effectively set the U.S. Dollar cash consideration for the Acquisition. We paid a $16.0 million premium to provide the Company a call option on €584 million at a cost of $625.0 million. The premium is reflected both as an expense in gain (loss) on derivatives within operating activities and as a cash outflow from foreign currency call option premium within investing activities in our condensed consolidated statements of cash flows for the nine months ended September 30, 2015. The foreign currency option contract was settled during the second quarter of 2015, and the $31.9 million resulting gain is included both as a gain in gain (loss) on derivatives within operating activities and a cash inflow from settlement on derivatives within investing activities in our condensed consolidated statements of cash flows for the nine months ended September 30, 2015.

The net impact of the various hedges entered into and settled related to the Acquisition and Tender Offer resulted in a $4.7 million loss and $28.3 million gain for the three and nine months ended September 30, 2015, respectively.  The net gain for the nine months ended September 30, 2015 is included both as a gain in gain (loss) on derivatives within operating activities and as a cash inflow from settlement on derivatives within investing activities in our condensed consolidated statements of cash flows.

The net impact of the various foreign currency contracts executed as a result of the Acquisition, Tender Offer and Squeeze-Out resulted in a $0.9 million net loss and $44.2 million net gain for the three and nine months ended September 30, 2015, respectively, and is included within gain (loss) on derivatives in our condensed consolidated statements of operations.

We also recognized $24.2 million of net losses in the nine months ended September 30, 2015 related to the effects of foreign currency on cash balances held for the Acquisition and Tender Offer.  These losses are included within miscellaneous, net in our condensed consolidated statements of operations.

Within three months of completing the Acquisition, the Company was required under Polish law to launch a mandatory public tender offer for a minimum ownership of 66.0% of TVN’s total voting shares outstanding.  On June 9, 2015 the Company announced its intention to tender for all remaining outstanding voting shares of TVN to achieve 100.0% ownership. On July 6, 2015, the Company tendered for the remaining outstanding voting shares of TVN at a purchase price equal to 20.0 Zloty per share.  Final cash consideration paid was approximately $853.9 million.  The window to tender shares opened July 24, 2015 and continued through August 24, 2015, resulting in the acquisition of an additional 156.7 million shares, or a cumulative 98.8% ownership of TVN’s outstanding share capital. This enabled the Company to effectuate the Squeeze-out for the remaining unredeemed shares, which was completed on September 28, 2015, resulting in 100.0% ownership of TVN. As part of the integration of TVN, the Company, through TVN, filed the documentation required under Polish law to effect the delisting of TVN shares from the WSE, which is currently under review by regulatory bodies. As a result of this process the WSE granted TVN permission to discontinue any public reporting effective October 6, 2015.

The incremental shares purchased through the Tender Offer and Squeeze-out were financed through a combination of cash on hand, borrowings under our $900.0 million amended revolving credit facility (the “Amended Revolving Credit Facility”) and net proceeds from our $250.0 million term loan (the “Term Loan”) (see Note 9 – Debt). The initial 52.7% acquisition is reflected within investing activities in our condensed consolidated statements of cash flows, while the subsequent Tender Offer and Squeeze-out are recognized within financing activities.

We incurred transaction and integration related costs of $8.4 million and $22.8 million for the three and nine months ended September 30, 2015, respectively, associated with the Acquisition. These transaction and integration costs are included within selling, general and administrative expenses in our condensed consolidated statements of operations and reduced net income attributable to SNI by $5.2 million and $11.7 million for the three and nine months ended September 30, 2015, respectively.

On July 31, 2015, the Company paid €364.9 million to retire the €300.0 million Senior PIK Toggle Notes due 2021, which was debt at the parent of TVN and included as a component of the debt assumed in the Acquisition purchase price.  The payment included the aggregate principal and a required make-whole component totaling €363.4 million, as well as accrued and unpaid interest of €1.5 million.  The extinguishment of debt, including the make-whole component, is reflected as a financing activity in our condensed consolidated statements of cash flows.

On September 15, 2015, TVN made a pre-payment of €45.1 million on its 7.38% Senior Notes due 2020.  The payment amount included principal of €43.0 million, accrued but unpaid interest of €0.8 million and premium of €1.3 million.  Under the terms of the Senior Notes due 2020, TVN has the right to make a payment of 10.0% of the original principal amount in each rolling twelve month period without an early pre-payment penalty.

On October 16, 2015, TVN Finance Corporation III AB (“TVN Finance Corp.”), an indirect wholly-owned subsidiary of the Company, notified the holders of its 7.38% Senior Notes due 2020 that it would be executing a partial early redemption in the amount of €45.6 million, comprising principal of €43.0 million, accrued but unpaid interest of €1.3 million. The record date is set as November 13, 2015, and the redemption date is set as November 16, 2015.

On October 16, 2015, TVN Finance Corp. notified the holders of its 7.88% Senior Notes due 2018 that it would be executing a full early redemption in the amount of €118.9 million, comprising principal of €116.6 million, accrued but unpaid interest of a nominal amount and premium of €2.3 million. The record date is set as November 13, 2015, and the redemption date is set as November 16, 2015.

The Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the Acquisition Date. We have reported the results of operations for TVN for the period from the Acquisition Date in our condensed consolidated financial statements.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date. Certain estimated values for the Acquisition, including goodwill, investments, property and equipment, other intangible assets, program assets, other liabilities (less current portion), deferred taxes, and other working capital are not yet finalized. Therefore, the preliminary purchase price allocations are subject to change as we complete our analysis of the fair value at the Acquisition Date.  The purchase price was allocated based on information available at the Acquisition Date.

Fair value of consideration paid:	(in thousands)
Cash consideration transferred	$652,365
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired:
Cash and cash equivalents	107,532
Restricted cash	5,524
Accounts receivable	110,387
Other current assets	40,909
Property and equipment	89,466
Programs and program licenses	79,211
Other intangible assets	760,636
Investments	376,454
Liabilities assumed:
Accounts payable	(28,924)
Program rights payable (current portion)	(19,395)
Customer deposits and unearned revenue	(2,132)
Employee compensation and benefits	(25,355)
Accrued marketing and advertising costs	(543)
Other liabilities	(68,114)
Deferred income taxes	(43,150)
2.80% 2018 Senior Notes	(128,577)
7.38% 2020 Senior Notes	(528,205)
11.00%/12.00% 2021 PIK Toggle Notes	(409,549)
Term Loan	(18,189)
Program rights payable (less current portion)	(3,492)
Other liabilities (less current portion)	(4,363)
Non-controlling interest	(858,530)
Goodwill	1,220,764
Net Assets Acquired	$652,365

Preliminary fair value of identifiable intangible assets and estimated useful lives (in thousands):
Intangible Asset Category	Type	Life in Years	Fair Value
Copyrights and other tradenames	Amortizable	10-25	333,912
Broadcast licenses	Amortizable	25	128,017
Customer lists	Amortizable	15	26,670
Advertiser lists	Amortizable	7	106,681
Acquired rights and other	Amortizable	20	165,356

As a result of the Acquisition, we preliminarily recognized goodwill of $1,220.8 million.  The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date, and the excess was allocated to goodwill, as shown in the table above.  Goodwill represents the value we expect to achieve through the Acquisition. The fair value of this goodwill is not deductible for U.S. income tax purposes.

We utilized various valuation techniques to determine fair value, primarily discounted cash flow analyses and excess earnings valuation approaches, each of which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.  Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flow and marketplace data.

The following pro forma information presents the combined results of operations as if the Transactions had occurred at the beginning of fiscal year 2014, with TVN’s pre-acquisition results combined with our historical results.  The pro forma results contained in the following table include adjustments for amortization of acquired intangibles, depreciation expense, transaction costs, interest expense related to the Financing and related income taxes.  Any potential cost savings or other operational efficiencies that could result from the Transactions are not included in these pro forma results.

	Three months ended			Nine months ended
Pro Forma Results	September 30,			September 30,
(in thousands)	2015	2014		2015	2014
Pro Forma Revenues:	$776,122	$748,817		$2,384,591	$2,358,337
Pro forma net income attributable to SNI	$124,559	$109,047		$419,920	$380,917
Pro forma net income attributable to SNI per basic common share	$0.96	$0.77	$	$3.23	$2.67
Pro forma net income attributable to SNI per diluted common share	$0.96	$0.77	$	$3.22	$2.65
Weighted average basic shares outstanding	129,177	140,738		129,817	142,786
Weighted average diluted shares outstanding	129,704	141,628		130,434	143,703

We did not recognize any contingent consideration arising from the Acquisition.

For the three months ended September 30, 2015 the operating revenues for the newly acquired business were $92.7 million.  The operating income for this period was $6.3 million.

5.	Voluntary Early Retirement Program, Employee Termination and Contract Termination Costs

Voluntary Early Retirement Program and Employee Termination

During the fourth quarter of 2014, we provided qualified employees with voluntary early retirement packages and notified employees of the elimination of certain positions within the Company. We also announced that the Company will be closing its Cincinnati, OH office location in late 2015 and relocating certain positions to the Knoxville, TN headquarters. Our operating results include $3.3 million and $14.5 million for severance, retention, relocation, benefit costs and accelerated depreciation that were incurred as a result of this program during the three and nine months ended September 30, 2015, respectively.  Net income attributable to SNI was reduced by $2.1 million and $9.0 million for the three and nine months ended September 30, 2015, respectively, for these activities.

The following table summarizes the aforementioned activity:

	U.S. Networks	Corporate and Other	Total
Liability as of December 31, 2014	$12,041	$2,031	$14,072
Net accruals	6,117	8,302	14,419
Payments	(13,774)	(3,479)	(17,253)
Noncash (1)	-	(1,419)	(1,419)
Liability as of September 30, 2015	$4,384	$5,435	$9,819

(1) Amount primarily represents the reclassification of accelerated depreciation included in current period charges.

This liability is included within other current liabilities on our condensed consolidated balance sheets.

Contract Termination Costs

During the second quarter of 2014, we reached an agreement to terminate the master services agreement and sales agency agreement related to services provided for our Food Network and Fine Living operations in EMEA. We also entered into an arrangement that established a transition plan for us to assume the activities associated with these provided services. Selling, general and administrative expenses include a $9.7 million charge for the early termination of these agreements for the nine months ended September 30, 2014.

6.	Investments

Investments consisted of the following:

(in thousands)	As of
	September 30,	December 31,
	2015	2014
Equity method investments	$792,021	$431,612
Cost method investments	63,482	31,732
Total investments	$855,503	$463,344

The Company’s acquisition of N-Vision and TVN resulted in the addition of certain equity method investments that are held by TVN. On a consolidated basis, investments accounted for using the equity method include the following:

	As of
	September 30,	December 31,
	2015	2014
UKTV	50.00%	50.00%
HGTV Magazine JV	50.00%	50.00%
Food Network Magazine JV	50.00%	50.00%
* Everytap	40.00%	-
HGTV Canada	33.00%	33.00%
* nC+	32.00%	-
Food Canada	29.00%	29.00%
* Onet	25.00%	-
Fox-BRV Southern Sports Holdings	7.25%	7.25%

* Acquired as a part of the TVN Acquisition

UKTV receives financing through loans provided by us. These loans, totaling $114.3 million and $116.2 million at September 30, 2015 and December 31, 2014, respectively, reported within other non-current assets on our condensed consolidated balance sheets, effectively act as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). Our maximum exposure to losses, beyond our equity interest, due to the participation of the VIE is limited to the amount of loans outstanding. The Company and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and, therefore, account for the investment under the equity method of accounting. The Company’s investment in UKTV was $366.1 million and $376.9 million at September 30, 2015 and December 31, 2014, respectively.

A portion of the purchase price from our 50% investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization recorded on these intangible assets reduces our equity in earnings recognized from the UKTV investment. The table below summarizes estimated amortization that we expect to reduce the Company’s equity in UKTV’s earnings for future periods:

( in thousands )	Estimated Amortization**
Remainder of 2015	$4,200
2016	14,600
2017	14,600
2018	14,600
2019	14,700
Thereafter	122,000

** The functional currency of UKTV is the Great British Pound ("GBP") so these amounts are subject to change as the GBP to USD exchange rates fluctuate.

We regularly review our investments to determine if there have been any other-than-temporary declines in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which costs exceed fair value, the duration of the decline in fair value below carrying value and the current cash position, earnings and cash forecasts and near term prospects of the investee. We did not recognize any impairments during the three months ended September 30, 2015, and we recognized impairments of $0.3 million during the nine months ended September 30, 2015.

In the second quarter of 2015, the Company paid $30.0 million to acquire a 10.0% non-controlling interest in Refinery29, a web-based media site whose focus is female millennial audiences. This investment is being accounted for under the cost method of accounting.

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
•

Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly. Quoted prices for similar instruments in active markets or model driven valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations derived from valuations techniques in which one or more significant inputs or significant value drivers are unobservable.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis:

( in thousands )	As of September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Short term investments	$1,060	$1,060	$-	$-
Cash equivalents	41,567	41,567
Total assets	$42,627	$42,627	$-	$-
Liabilities:
Derivative liability	$51	$-	$51	$-
Temporary equity:
Redeemable non-controlling interests	$93,178	$-	$-	$93,178

( in thousands )	As of December 31, 2014
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$738,090	$738,090	$-	$-
Derivative asset	86	-	86	-
Total assets	$738,176	$738,090	$86	$-
Temporary equity:
Redeemable non-controlling interest	$96,251	$-	$-	$96,251

Derivatives include freestanding foreign currency forward contracts which are marked to market at each reporting period. We classify our foreign currency forward contracts as Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

We determine the fair value of the redeemable non-controlling interest using a combination of a discounted cash flow valuation model and a market approach that applies revenues and EBITDA estimates against the calculated multiples of comparable companies. Operating revenues and EBITDA are key assumptions utilized in both the discounted cash flow valuation model and the market approach. The selected discount rate of approximately 10.0% is also a key assumption in our discounted cash flow valuation model (See Note 12—Redeemable Non-controlling Interests and Non-controlling Interest).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

( in thousands )	Redeemable Non-controlling Interests

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning period balance	$95,111	$124,763	$96,251	$133,000
Addition to non-controlling interest	-	-	700	-
Redeemable non-controlling interest fair value adjustment	-	-	1,081	-
Dividends paid to non-controlling interest	(3,228)	(5,863)	(9,896)	(21,928)
Net income attributable to non-controlling interests	1,295	560	5,042	8,388
End period balance	$93,178	$119,460	$93,178	$119,460

The net income amounts reflected in the table above are reported within net income attributable to non-controlling interests in our condensed consolidated statements of operations.

Other Financial Instruments - The carrying values of our financial instruments do not materially differ from their estimated fair values as of September 30, 2015 and December 31, 2014 except for debt, which is disclosed in Note 9 - Debt.

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

( in thousands )	As of
	September 30,	December 31,
	2015	2014
Goodwill	$1,797,754	$573,119
Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	749,950	586,687
Customer and advertiser lists	226,954	94,669
Copyrights and other tradenames	398,119	66,782
Broadcast licenses	127,069	-
Acquired rights and other	120,230	120,227
Total carrying amount	1,622,322	868,365
Accumulated amortization:
Acquired network distribution rights	(185,814)	(157,847)
Customer and advertiser lists	(77,025)	(71,870)
Copyrights and other tradenames	(26,483)	(20,046)
Broadcast licenses	(1,293)	-
Acquired rights and other	(27,773)	(22,721)
Total accumulated amortization	(318,388)	(272,484)
Total other intangible assets, net	1,303,934	595,881
Total goodwill and other intangible assets, net	$3,101,688	$1,169,000

Amortization expense associated with intangible assets for each of the next five years is expected to be as follows:

( in thousands )	Estimated Amortization **
Remainder of 2015	$26,718
2016	90,595
2017	89,379
2018	89,125
2019	88,097
Thereafter	920,020

** As the functional currency of certain foreign subsidiaries differs from the USD, these amounts are subject to change as the foreign currencies to the USD exchange rates fluctuate.

Activity related to goodwill by business segment consisted of the following:

( in thousands )
	U.S. Networks	International Networks	Corporate and Other	Total
Goodwill:
Balance as of December 31, 2014	$510,484	$62,635	$-	$573,119
Acquisition of N-Vision	-	1,220,764	-	1,220,764
Foreign currency translation adjustment	-	3,871	-	3,871
Balance as of September 30, 2015	$510,484	$1,287,270	$-	$1,797,754

The carrying amount of goodwill includes accumulated impairments of $44.4 million at both September 30, 2015 and December 31, 2014.

9.	Debt

Debt consisted of the following:

( in thousands )		As of
		September 30,	December 31,
	Maturity	2015	2014
Amended Revolving Credit Facility	2019 - 2020	$300,000	$-
TVN Revolving Credit Facility and Cash Loan	2017	16,864	-
Term Loan	2017	250,000	-
3.55% Senior Notes	2015	-	884,994
2.70% Senior Notes	2016	499,858	499,766
TVN 7.88% Senior Notes	2018	127,594	-
2.75% Senior Notes	2019	498,536	498,269
TVN 7.38% Senior Notes	2020	464,430	-
2.80% Senior Notes	2020	598,090	-
3.50% Senior Notes	2022	398,819	-
3.90% Senior Notes	2024	496,651	496,376
3.95% Senior Notes	2025	499,082	-
Total debt		$4,149,924	$2,379,405
Current portion of debt		(16,864)	(884,994)
Debt (less current portion)		$4,133,060	$1,494,411
Fair value of debt*		$4,133,000	$2,409,995

*The fair value of the senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

Revolving Credit Facilities

On March 31, 2014, we entered into a five year revolving credit facility (the “Facility”) that permitted $650.0 million in aggregate borrowings with an expiration date of March 31, 2019.

On May 18, 2015, we entered into the Amended Revolving Credit Facility to amend the Facility. The Amended Revolving Credit Facility provides $250.0 million additional revolving loan capacity permitting borrowings up to an aggregate principal amount of $900.0 million, which may be increased to $1,150.0 million at our option. Additionally, the Amended Revolving Credit Facility extends the maturity one year to a scheduled maturity of March 31, 2020, with the exception of $32.5 million, which remains scheduled to mature on March 31, 2019.

Borrowings under the Amended Revolving Credit Facility incur interest charges based on the Company’s credit rating with drawn amounts incurring interest at LIBOR plus a range of 69 to 130 basis points and a facility fee ranging from 6 to 20 basis points, also subject to the Company’s credit ratings.

The Company had outstanding borrowings of $300.0 million under the Amended Revolving Credit Facility at September 30, 2015, incurring interest at a rate of approximately 1.29% throughout the third quarter of 2015. The Company had $1.1 million of outstanding letters of credit under the Amended Revolving Credit Facility at September 30, 2015. There were no outstanding borrowings or letters of credit under the Facility at December 31, 2014.

On June 10, 2013, a wholly-owned subsidiary of TVN entered into an agreement with Bank Pekao S.A. pursuant to which the bank provided TVN with a revolving credit facility (the “TVN Facility”) in the amount of PLN 300.0 million and granted a cash loan (the “Cash Loan”) in the amount of €25.0 million. The TVN Facility can be used in the form of a revolving credit line, overdraft or for bank guarantees and letters of credit. As of September 30, 2015, there were PLN 8.0 million of bank guarantees issued under the TVN Facility.

The Cash Loan was first drawn on August 5, 2013 and bears interest at a floating rate of EURIBOR for the relevant interest period plus the bank’s margin. The Cash Loan and interest are due in quarterly installments beginning November 5, 2013. The TVN Facility and Cash Loan mature within four years starting from the date of the agreement. The effective rate was 2.86% at September 30, 2015. The final repayment date is June 10, 2017. The carrying value of the Cash Loan approximates its fair value.

The TVN Facility and Cash Loan are secured by a mortgage on TVN’s office building (the “MBC Building”) and all receivables of TVN and TVN Media with registered and financial pledge and assignment on collateral. The TVN Facility and Cash Loan are also secured by the assignment of insurance policies of MBC Building and of insurance of receivables of TVN and TVN Media. The TVN Facility and Cash Loan are also fully guaranteed by TVN subsidiaries that are guarantors of the Notes.

Term Loan

On June 26, 2015, we entered into a $250.0 million senior unsecured Term Loan agreement.  The Term Loan has a maturity date of June 26, 2017, with outstanding borrowings incurring interest at LIBOR plus a range of 62.5 to 137.5 basis points, subject to the Company’s credit ratings.  The weighted average interest rate on the Term Loan was 1.29% in the third quarter of 2015.

Senior Notes

In November 2014, we completed the sale of $500.0 million aggregate principal amount of 2.75% Senior Notes due November 15, 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 3.90% Senior Notes due November 15, 2024 (the “2024 Notes”). Interest is due on the 2019 Notes and 2024 Notes on May 15th and November 15th each year. Net proceeds from the issuance of these notes were utilized to repay our $885.0 million aggregate principal amount of 3.55% Senior Notes that matured on January 15, 2015.

Our $500.0 million aggregate principal amount of 2.70% Senior Notes mature on December 15, 2016 (the “2016 Notes”) and bear interest at 2.70%. Interest is paid on the 2016 Notes on June 15th and December 15th of each year.

On June 2, 2015, we completed the sale of $600.0 million aggregate principal amount of 2.80% Senior Notes due 2020 (the “2020 Notes”), $400.0 million aggregate principal amount of 3.50% Senior Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of 3.95% Senior Notes due 2025 (the “2025 Notes” and together with the 2020 and 2022 Notes, the “Newly Issued Notes”). The Newly Issued Notes are unsecured senior obligations of the Company and rank equally in right of payment with the Company’s existing and future unsecured and unsubordinated indebtedness. The proceeds of the Newly Issued Notes were used, in part, to fund the Acquisition, Tender Offer and Squeeze-out (see Note 4 – Acquisitions).

Amounts capitalized and included within other assets on our condensed consolidated balance sheets include $22.2 million of debt issuance costs related to the Amended Revolving Credit Facility, Term Loan and Newly Issued Notes, all of which were undertaken to finance the Transactions.  We amortized $10.0 million and $11.9 million of debt issuance costs for the three and nine months ended September 30, 2015, respectively, within interest expense, net in our condensed consolidated statements of operations.  We amortized $0.7 million and $2.2 million of debt issuance costs for the three and nine months ended September 30, 2014.

On November 19, 2010, TVN Finance Corp. issued €175.0 million aggregate principal amount of 7.88% Senior Notes due 2018 (the “2018 TVN Notes”).

On September 16, 2013, TVN Finance Corp. issued €430.0 million nominal amount of aggregate principal of 7.38% Senior Notes due 2020 (the “2020 TVN Notes”).

Debt Covenants

The Amended Revolving Credit Facility, the Term Loan, all of our Senior Notes and the TVN debt all include certain affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

10.	Other Liabilities

The following table outlines the details within other liabilities:

( in thousands )	As of
	September 30,	December 31,
	2015	2014
Pension and post employment benefits	$71,734	$81,012
Deferred compensation	40,284	41,096
Uncertain tax positions	80,122	69,898
Other	39,855	42,423
Other liabilities (less current portion)	$231,995	$234,429

The other caption in the table above includes $12.2 million and $21.8 million related to obligations recognized for the purchase of intangible assets at September 30, 2015 and December 31, 2014, respectively.

11.	Foreign Exchange Risk Management

In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, on occasion we enter into derivative instruments, principally forward and option foreign currency contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities and probable commitments. All of our forward contracts are designated as free-standing derivatives and are designed to minimize foreign currency exposures between the U.S. Dollar and British Pound, the U.S. Dollar and Euro, the U.S. Dollar and Zloty and the Zloty and Euro. We do not enter into currency exchange rate derivative instruments for speculative purposes.

The free-standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges and, therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in functional currency value of foreign currency denominated assets and liabilities.  The gross notional amount of derivative contracts outstanding was $121.5 million and $124.3 million at September 30, 2015 and December 31, 2014, respectively.  The cash flow settlements from these derivative contracts are primarily reported within investing activities in the condensed consolidated statements of cash flows. We recognized $4.1 million and $47.2 million of net gains during the three and nine months ended September 30, 2015, respectively, and $2.0 million of net gains and $2.4 million of net losses in the three and nine months ended September 30, 2014, respectively, which are included within gain (loss) on derivatives in the condensed consolidated statements of operations.

We entered into several derivative positions related to the Acquisition and subsequent Tender Offer and Squeeze-out. As a result, we recognized a net loss of $0.9 million and a net gain of $44.2 million during the three and nine months ended September 30, 2015, respectively, attributed to the Transactions.

12.	Redeemable Non-controlling Interests and Non-controlling Interest

Redeemable Non-controlling Interests

A non-controlling owner holds a 35.0% residual interest in the Travel Channel. The owner of the non-controlling interest has a put option requiring us to repurchase their interest, and we have a call option to acquire their interest. The owner of the non-controlling interest will receive fair market value for their interest at the time either option is exercised. The put option on the non-controlling interest in the Travel Channel became exercisable on August 18, 2014, and our call option becomes exercisable on December 15, 2015.

A non-controlling owner holds a 30.0% residual interest in Food Network Latin America (“FNLA”). The owner of the non-controlling interest has a put option requiring us to repurchase their interest, and we have a call option to acquire their interest. The owner of the non-controlling interest will receive fair market value for their interest at the time either option is exercised. The put option on the non-controlling interest in FNLA becomes exercisable in 2017, and our call option becomes exercisable in 2024, or upon the occurrence of other contractual call events as outlined in the agreement.

Non-controlling Interest

The Food Network and Cooking Channel are operated and organized under the terms of a general partnership (the “Partnership”). The Company and a non-controlling owner hold interests in the Partnership. During the fourth quarter of 2014, the Partnership agreement was extended and specifies a dissolution date of December 31, 2016. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as holder of 80.0% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

See Note 4 – Acquisitions for further discussion regarding the non-controlling interest arising from the Transactions.

13.	Employee Benefit Plans

The Company offers various postretirement benefits to its employees, including a defined benefit pension plan (the “Pension Plan”) and a supplemental employee retirement plan (the “SERP”).

The components of the Pension Plan and SERP expense consisted of the following:

( in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest cost	$732	$816	$2,196	$2,528
Expected return on plan assets, net of expenses	(949)	(1,144)	(2,847)	(3,444)
Special termination benefits	(70)	-	761	-
Amortization of net loss	568	291	1,704	779
Settlement charges	(730)	1,031	1,228	1,031
Total for defined benefit plan	(449)	994	3,042	894
SERP	1,840	2,148	4,011	4,038
Defined contribution plans	4,488	4,019	14,115	14,091
Total	$5,879	$7,161	$21,168	$19,023

Amortization of actuarial losses for the Pension Plan totaled $0.5 million and $1.7 million for the three and nine months ended September 30, 2015, respectively. Amortization of actuarial losses for the Pension Plan totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively.

Amortization of actuarial losses for the nonqualified SERP totaled $0.6 million and $1.8 million for the three and nine months ended September 30, 2015, respectively. Amortization of actuarial losses for the nonqualified SERP totaled $0.6 million and $1.6 million for the three and nine months ended September 30, 2014, respectively.

In the fourth quarter of 2014, we provided qualified employees with voluntary early retirement packages (see Note 5 – Voluntary Early Retirement, Employee Termination and Contract Termination Costs). The voluntary early retirement program provided each employee the benefit of an additional three years of credited service related to the applicable Pension Plan and SERP for which they qualify. The special termination charge represents the cost of providing these additional benefits to the employees retiring under the terms of the early retirement program.

During the quarter we had a change in the estimate of pension plan settlement charges from the Pension Plan related to the cost of providing the additional benefits noted above, which resulted in a decrease of $0.8 million during the three months ended September 30, 2015.  We recognized $1.2 million of settlement charges related to lump-sum distributions from the Pension Plan for the nine months ended September 30, 3015.  We recognized $1.0 million of settlement charges related to lump-sum distributions from the SERP in both the three and nine months ended September 30, 2015.  There were $1.0 million of settlement charges related to lump-sum distributions from the Pension Plan recognized for the three and nine months ended September 30, 2014 and $1.2 million related to lump-sum distributions from the SERP for the three and nine months ended September 30, 2014. Settlement charges are recorded when total lump sum distributions for a plan’s year exceed the total projected service cost and interest cost for that plan year.

We contributed $1.7 million and $2.5 million to fund current benefit payments for the SERP for the three and nine months ended September 30, 2015, respectively, and $0.5 million and $3.5 million for the three and nine months ended September 30, 2014, respectively. We anticipate contributing $2.2 million to fund the SERP’s benefit payments during the remainder of 2015. We do not expect to contribute to the Pension Plan during 2015.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan (“Deferred Compensation Plan”) that is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their annual compensation. The Deferred Compensation Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate owned life insurance contracts held in a rabbi trust to support the plan. We have investments valued at $21.4 million within this rabbi trust and $124.0 million of corporate owned life insurance contract benefits with these assets. The cash surrender value of the company owned life insurance contracts totaled $20.1 million and $20.7 million at September 30, 2015 and December 31, 2014, respectively, and is included within other assets on our condensed consolidated balance sheets. Gains or losses related to these insurance contracts are included within miscellaneous, net in our condensed consolidated statements of operations. The unsecured obligation to pay the deferred compensation, including deferred directors fees, and adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $42.1 million and $42.8 million at September 30, 2015 and December 31, 2014, respectively.

14.	Share-Based Compensation and Share Repurchase Program

Long Term Incentive Plan

We have a Long-Term Incentive Plan (the “LTI Plan”) that provides for long-term equity incentive compensation for key employees and members of the Board of Directors (the “Board”). A variety of discretionary awards for employees and non-employee directors are authorized under the LTI Plan, including incentive or non-qualified stock options, stock appreciation rights, restricted or non-restricted stock units and performance awards.

The LTI Plan was amended (the “Amended LTI Plan”) during the second quarter of 2015. The Amended LTI Plan authorizes the grant of equity-based compensation to our non-employee directors, officers and other key employees in the form of incentive or non-qualified stock options, stock appreciation rights, restricted shares, restricted share units (“RSUs”), performance based restricted share units (“PBRSUs”), other stock-based awards and dividend equivalents. The Company has reserved 8.0 million shares of class A common stock for issuance or delivery under the Amended LTI Plan.

The Amended LTI Plan will remain in effect until February 19, 2025, unless sooner terminated by the Board. Termination will not affect grants and awards then outstanding. The Amended LTI Plan replaces the LTI Plan, and no further awards will be made under the LTI Plan. However, awards granted under the LTI Plan prior to shareholder approval of the Amended LTI Plan will remain outstanding in accordance with their terms.

During the nine months ended September 30, 2015, the Company granted 0.4 million stock options and 0.3 million RSUs, including PBRSUs under the LTI Plan and Amended LTI Plan. During the nine months ended September 30, 2014, the Company granted 0.3 million stock options and 0.3 million RSUs, including PBRSUs under the LTI Plan. The number of shares ultimately issued for the PBRSUs will depend upon performance compared to specified metrics. Share based compensation costs totaled $5.2 million and $29.4 million for the three and nine months ended September 30, 2015, respectively and $6.0 million and $29.7 million for the three and nine months ended September 30, 2014, respectively. The fair values for stock options are estimated on the grant date using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

As of September 30, 2015, $2.5 million of total unrecognized share-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.4 years, and $19.1 million of total unrecognized share-based compensation cost related to RSUs and PBRSUs is expected to be recognized over a weighted-average period of 1.5 years.

Share Repurchase Program

We have a share repurchase program (“Repurchase Program”) authorized by the Board that permits us to acquire the Company’s class A common shares. During the three months ended September 30, 2015, we did not repurchase any shares, and for the nine months ended September 30, 2015, we repurchased 4.0 million shares for approximately $288.5 million, including 3.0 million shares repurchased for approximately $216.8 million from Scripps family members.  During the three months ended September 30, 2014, we repurchased 3.1 million shares for approximately $250.0 million. For the nine months ended September 30, 2014, we repurchased 10.3 million shares for approximately $800.1 million, including 2.6 million shares repurchased for approximately $190.6 million from Scripps family members.

As of September 30, 2015, $1,159.0 million in authorization remains available for repurchase under the Repurchase Program. All shares repurchased under the Repurchase Program are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Program, and we are under no commitment or obligation to repurchase any particular amount of class A common shares under the Repurchase Program.

15.	Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following for the respective periods of 2015:

( in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$(22,247)	$(31,377)	$(25,122)	$(32,769)
Other comprehensive income before reclassifications	(9,858)	-	(6,983)	-
Amounts reclassified from AOCI	-	750	-	2,142
Net current period other comprehensive income	(9,858)	750	(6,983)	2,142
AOCI balance as of September 30, 2015	$(32,105)	$(30,627)	$(32,105)	$(30,627)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments relate to the amortization of actuarial losses. These amounts are included within selling, general and administrative expenses in our condensed consolidated statements of operations and totaled $1.1 million and $3.5 million, respectively, for the three and nine months ended September 30, 2015 (see Note 13 - Employee Benefit Plans).

Changes in the AOCI balance by component consisted of the following for the respective periods of 2014:

( in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	Currency	Pension	Currency	Pension
	Translation	Liability	Translation	Liability
	Adjustments	Adjustments	Adjustments	Adjustments
AOCI beginning period balance	$17,658	$(24,029)	$12,449	$(24,978)
Other comprehensive income before reclassifications	(18,215)	45	(13,006)	45
Amounts reclassified from AOCI	-	473	-	1,422
Net current period other comprehensive income	(18,215)	518	(13,006)	1,467
AOCI balance as of September 30, 2014	$(557)	$(23,511)	$(557)	$(23,511)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for pension liability adjustments totaled $0.8 million and $2.3 million for the three and nine months ended September 30, 2014, respectively.

16.	Segment Information

The Company’s operating segments are determined based upon our management and internal reporting structure.

In the fourth quarter of 2014, we modified our management reporting structure related to the operating results from our uLive business. In conjunction with this change in our reporting structure, we now report the results of uLive within the U.S. Networks reportable segment rather than within Corporate and Other.

As a result of the Acquisition of N-Vision (see Note 4 – Acquisitions), the international operating segment that was previously insignificant, has become significant.  Therefore, the Company now has two reportable segments: U.S. Networks, previously referred to as Lifestyle Media, and International Networks. Accordingly, we made changes to the disclosures related to these reportable segments beginning in the third quarter of 2015.

As a result of these changes to our reportable segments, certain prior period and prior year disclosures have been recast to reflect the current presentation.

The U.S. Networks segment includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, the U.S. Networks segment includes websites associated with the aforementioned television brands and other internet-based businesses serving home, food and travel-related categories. The Food Network and Cooking Channel are included in the Food Network Partnership, of which we own 68.7%. We also own 65.0% of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. U.S. Networks earns revenue primarily from the sale of advertising time and from affiliate fees paid by distributors of our content.

The International Networks segment includes the lifestyle-oriented channels available in the UK, EMEA, APAC and Latin America.  Additionally, the International Networks segment includes TVN.

Corporate and Other includes the results of businesses not separately identified as reportable segments for external financial reporting purposes and will continue to be disclosed separately from the results of the U.S. Networks and International Networks segments.  The Company does not allocate employee-related corporate overhead costs to its reportable segments, but rather classifies these expenses within Corporate and Other. However, certain corporate costs, including information technology, pension and other employee benefits and other shared service functions, are allocated to our businesses. These allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the businesses.

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

Intersegment revenue eliminations are included in Corporate and Other and were $3.5 million and $13.3 million for the three and nine months ended September 30, 2015, respectively, and $1.9 million and $5.4 million for the three and nine months ended September 30, 2014, respectively.

( in thousands )	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Segment operating revenues:
U.S. Networks	$660,862	$622,512	$2,014,866	$1,938,838
International Networks	118,719	23,768	164,872	62,896
Corporate and Other	(3,459)	(1,857)	(13,264)	(5,430)
Total segment operating revenues	$776,122	$644,423	$2,166,474	$1,996,304
Segment profit (loss):
U.S. Networks	$330,282	$294,309	$1,028,118	$962,795
International Networks	10,896	(5,933)	(5,478)	(33,827)
Corporate and Other	(28,851)	(18,413)	(94,880)	(68,986)
Total segment profit	312,327	269,963	927,760	859,982
Depreciation and amortization of intangible assets	41,291	31,617	96,319	97,084
Loss (gain) on disposal of property and equipment	40	(448)	2,600	1,047
Operating income	270,996	238,794	828,841	761,851
Interest expense, net	(50,439)	(12,235)	(80,182)	(36,898)
Equity in earnings of affiliates	23,392	17,586	69,627	67,110
Gain (loss) on derivatives	4,037	2,041	47,168	(2,436)
Miscellaneous, net	(9,543)	25	(23,198)	4,307
Income from operations before income taxes	$238,443	$246,211	$842,256	$793,934
Depreciation:
U.S. Networks	$13,417	$15,699	$40,977	$47,188
International Networks	4,011	1,185	6,089	3,107
Corporate and Other	931	657	2,986	4,926
Total depreciation	$18,359	$17,541	$50,052	$55,221
Amortization of intangible assets:
U.S. Networks	$10,099	$12,222	$30,059	$36,377
International Networks	12,833	1,855	16,208	5,486
Corporate and Other	-	(1)	-	-
Total amortization of intangible assets	$22,932	$14,076	$46,267	$41,863
Loss (gain) on disposal of property and equipment:
U.S. Networks	$28	$54	$3,609	$1,549
International Networks	13	-	22	-
Corporate and Other	(1)	(502)	(1,031)	(502)
Total loss (gain) on disposal of property and equipment	$40	$(448)	$2,600	$1,047
Equity in earnings of affiliates:
U.S. Networks	$10,862	$10,196	$35,369	$35,000
International Networks	12,530	7,390	34,258	32,110
Corporate and Other	-	-	-	-
Total equity in earnings of affiliates	$23,392	$17,586	$69,627	$67,110
Income from operations before income taxes:
U.S. Networks	$324,308	$277,508	$1,005,786	$914,863
International Networks	(27,082)	18,378	(35,753)	720
Corporate and Other	(58,783)	(49,675)	(127,777)	(121,649)
Total income from operations before income taxes	$238,443	$246,211	$842,256	$793,934

( in thousands )	As of
	September 30,	December 31,
	2015	2014
Assets:
U.S. Networks	$2,921,627	$2,864,089
International Networks	3,362,983	660,216
Corporate and Other	447,045	1,143,327
Total assets	$6,731,655	$4,667,632

No single customer provides more than 10.0% of our revenues.

Assets held by our businesses and physically located outside of the United States totaled $3,325.8 million and $590.0 million at September 30, 2015 and December 31, 2014, respectively.

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

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the notes to the condensed consolidated financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; risks related to the integration of TVN and international operations; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services. Additionally, certain new risks have been identified since the filing of our Annual Report on 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) and are included in Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date the statement is made.

OVERVIEW

Scripps Networks Interactive, Inc. (referred to herein as “Scripps,” “the Company,” “SNI,” “we,” “us,” “our” or similar terms) operates in the media industry and is one of the leading developers of lifestyle-oriented content for linear and interactive video platforms, including television and the internet, with respected, high-profile brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and highly useful content that focuses on specifically defined topics of interest.

We seek to engage audiences that are highly desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the internet and any other media platforms consumers choose. We intend to expand and enhance our lifestyle brands through creating popular new programming content, distributing on various platforms, such as mobile phones, tablets and video-on-demand, licensing content and brands for consumer products and increasing our international footprint.

As a result of the acquisition of N-Vision B.V. (“N-Vision”), the majority owner of TVN S.A. (“TVN”), the international operating segment that was previously not significant, has become significant.  Therefore, the Company now has two reportable segments: U.S. Networks, previously referred to as Lifestyle Media, and International Networks. Accordingly, we made changes to the disclosures related to these reportable segments beginning in the third quarter of 2015.

The U.S. Networks segment includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, the U.S. Networks segment includes websites associated with the aforementioned television brands and other internet-based businesses serving home, food and travel-related categories. The Food Network and Cooking Channel are included in the Food Network Partnership, of which we own approximately 68.7%. We also own 65.0% of Travel Channel. Each of our networks is distributed by cable and satellite distributors, telecommunication service providers and certain non-linear providers. U.S. Networks earns revenue primarily from the sale of advertising time and from affiliate fees paid by distributors of our content.

International Networks includes the lifestyle oriented channels available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America.  Additionally, International Networks includes TVN, which operates a portfolio of free-to-air and pay TV lifestyle and entertainment channels, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat.  Also included in TVN is TVN Media, an advertising sales house.

Internationally, we currently broadcast 38 international channel feeds, reaching approximately 260 million cumulative subscribers under the HGTV, DIY, Food Network, Asian Food Channel (“AFC”), Fine Living and Travel Channel brands. Our broadcast channels are distributed in 30 languages, with channel feeds customized according to language in more than 175 countries and territories. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters that can be seen in over 220 countries and territories.

Corporate and Other includes the results of businesses not separately identified as reportable segments for external financial reporting purposes and will continue to be disclosed separately from the results of U.S. Networks and International Networks.

Our businesses earn revenue from advertising sales, affiliate fees and ancillary sales, including merchandise, licensing content and brands for consumer products.

Consolidated operating revenues for the three months ended September 30, 2015 increased 20.4 percent compared to the same period of 2014, driven, in part, by our acquisition of TVN (the “Acquisition”) during the quarter, while consolidated operating income increased 13.5 percent.  However, consolidated income from operations before income taxes decreased 3.2 percent for the third quarter of 2015 compared to the same period of 2014, reflecting the debt service costs associated with the funding obtained for the Acquisition, as well as the debt assumed in the Acquisition.

Consolidated operating revenues for the nine months ended September 30, 2015 increased 8.5 percent compared to the same period in 2014, driven, in part, by our acquisition of N-Vision, while consolidated operating income increased 8.8 percent.  Consolidated income from operations before income taxes increased 6.1 percent year-over-year, inclusive of debt service costs associated with the funding obtained for the Acquisition, as well as the debt assumed in the Acquisition. Our operating income performance year-over-year reflects a strong scatter market for advertising sales and the results of our effective management of controllable costs.

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

Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for programs and program licenses, revenue recognition, acquisitions, goodwill, finite-lived intangible assets and income taxes to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K. There have been no significant changes in those accounting policies.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to business combinations, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The guidance also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The update also requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for us beginning in the first quarter of 2016, and early adoption is permitted.  We have not yet determined if we will adopt this guidance early.  However, we do not expect it to have a material effect on our condensed consolidated financial statements.

In April 2015, the FASB issued new accounting guidance related to cloud computing fees, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on the accounting for fees paid in a cloud computing arrangement. Under the new standard, customers will apply the same criteria as vendors to determine whether such an arrangement contains a software license or is solely a service contract. The guidance is effective for us in the first quarter of 2016 and early adoption is permitted. We adopted this guidance effective for the third quarter of 2015, and the adoption did not have a material effect on our condensed consolidated financial statements.

In April 2015, the FASB updated accounting guidance related to interest, Imputation of Interest, which provides guidance on the presentation of debt issuance costs in financial statements. To simplify presentation of debt issuance costs, debt issuance costs related to a recognized debt liability are required to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuances costs are not affected by the update. The guidance is effective for us in the first quarter of 2016 and requires retrospective application at the time of implementation. Early adoption is permitted, and we expect to adopt this guidance effective for the fourth quarter of 2015. The adoption of the update is not expected to have a material effect on our condensed consolidated financial statements.

In May 2014, the FASB issued new accounting guidance on revenue recognition, Revenue from Contracts with Customers, which provides for a single five-step model to be applied to all revenue contracts with customers and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the standard. In July 2015, the FASB issued guidance deferring the effective date of the standard by one year to the first quarter of 2018. Early adoption is permitted in accordance with the original effective date of the first quarter of 2017, and we do not expect to adopt this guidance early. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures and have not yet selected a transition approach to implement the standard.

RESULTS OF OPERATIONS

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop brands and capitalize on new media platforms through which we can engage audiences.

Consolidated results of operations were as follows:

( in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Operating revenues	$776,122	$644,423	20.4%	$2,166,474	$1,996,304	8.5%
Operating expenses:
Cost of services, excluding depreciation and amortization of intangible assets	270,150	207,099	30.4%	664,384	578,418	14.9%
Selling, general and administrative	193,645	167,361	15.7%	574,330	557,904	2.9%
Depreciation and amortization of intangible assets	41,291	31,617	30.6%	96,319	97,084	(0.8)%
Loss (gain) on disposal of property and equipment	40	(448)	108.9%	2,600	1,047	148.3%
Total operating expenses	505,126	405,629	24.5%	1,337,633	1,234,453	8.4%
Operating income	270,996	238,794	13.5%	828,841	761,851	8.8%
Interest expense, net	(50,439)	(12,235)	(312.3)%	(80,182)	(36,898)	(117.3)%
Equity in earnings of affiliates	23,392	17,586	33.0%	69,627	67,110	3.8%
Gain (loss) on derivatives	4,037	2,041	97.8%	47,168	(2,436)	NM
Miscellaneous, net	(9,543)	25	NM	(23,198)	4,307	NM
Income from operations before income taxes	238,443	246,211	(3.2)%	842,256	793,934	6.1%
Provision for income taxes	75,110	75,910	(1.1)%	266,685	245,175	8.8%
Net income	163,333	170,301	(4.1)%	575,571	548,759	4.9%
Less: net income attributable to non-controlling interests	(38,774)	(38,962)	0.5%	(133,451)	(135,330)	1.4%
Net income attributable to SNI	$124,559	$131,339	(5.2)%	$442,120	$413,429	6.9%

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Operating revenues increased 20.4 percent for the three months ended September 30, 2015 compared to the same period of 2014, with U.S. Networks’ revenues increasing 6.2 percent and International Networks’ revenues experiencing growth of 399.5 percent, primarily driven by the inclusion of TVN.  This growth increased the contribution of International Networks from 3.7 percent of total operating revenues in the third quarter of 2014 to 15.3 percent in the third quarter of 2015.

Cost of services, which consists of program amortization and the costs associated with distributing our content, increased 30.4 percent for the three months ended September 30, 2015 compared with the respective period in 2014, primarily driven by TVN.  Program amortization, representing our largest expense and primary driver of fluctuations in cost of services, increased $34.4 million, or 20.2 percent, for the three months ended September 30, 2015 compared with the same period of 2014, attributed to our continued investment in the improved quality and variety of programming on our networks. This expense was impacted by timing shifts for premiere dates from quarter-to-quarter, as well as programming cost increases supporting improvements in quality and increases in volume.

Selling, general and administrative expenses, which primarily consists of employee costs and sales and marketing expenses, increased 15.7 percent for the three months ended September 30, 2015 compared with the respective period in 2014, primarily driven by TVN.  Contributing to the year-over-year increase are $8.4 million of transaction and integration related costs incurred as a result of our recently completed Acquisition and $1.9 million of severance, retention, relocation and benefit costs incurred related to the employee reduction program initiated in the fourth quarter of 2014, partially offset by reductions in on-going employee costs for the three months ended September 30, 2015 compared with the same period of 2014.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest charges for the three months ended September 30, 2015 compared to the same period in the prior year increased 312.3 percent, reflecting additional outstanding borrowings during the third quarter of 2015 and higher rates on the assumed TVN debt.

During the second quarter of 2015, we amended our revolving credit facility (the “Amended Revolving Credit Facility”) to increase our aggregate revolving borrowing capacity by $250.0 million to $900.0 million, with the option to increase up to $1,150.0 million, and extended the maturity date to 2020 on all but $32.5 million, which remains due in 2019. At the same time, we issued $600.0 million aggregate principal amount of 2.80% Senior Notes due 2020, $400.0 million aggregate principal amount of 3.50% Senior Notes due 2022 and $500.0 million aggregate principal amount of 3.95% Senior Notes due 2025.  Additionally, we entered into a $250.0 million term loan (the “Term Loan”) that incurs interest at LIBOR plus a range of 62.5 to 137.5 basis points, subject to the Company’s credit ratings.  At September 30, 2015, our outstanding borrowings also included $500.0 million aggregate principal amount of 2.70% Senior Notes that mature in December 2016, $500.0 million aggregate principal amount of 2.75 % Senior Notes due 2019 and $500.0 million aggregate principal amount of 3.90% Senior Notes due 2024. As part of our Acquisition of TVN, we also acquired €175.0 million aggregate principal amount of 7.88% Senior Notes due 2018, €430.0 million aggregate principal amount of 7.38 % Senior Notes due 2020 and a PLN 300.0 million revolving credit facility and €25.0 million cash loan (the “TVN Facility”).

At September 30, 2014, we had $885.0 million aggregate principal amount of 3.55% Senior Notes outstanding throughout 2014 that were repaid in January 2015 and $500.0 million aggregate principal amount of 2.70% Senior Notes due 2016.  Our increased borrowing activity was undertaken to generate funds necessary to acquire a controlling interest in TVN and initiate a tender offer (the “Tender Offer”) and subsequent squeeze-out (the “Squeeze-out”) to acquire the remaining outstanding shares of TVN, all of which were completed during the third quarter of 2015.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates is our 50% proportionate share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces equity in earnings we recognize from the UKTV investment. Accordingly, equity in earnings of affiliates includes our $7.0 million and $8.4 million proportionate share of UKTV’s results for the three months ended September 30, 2015 and September 30, 2014, respectively, which were reduced by amortization of $4.2 million and $4.8 million for the three months ended September 30, 2015 and September 30, 2014, respectively. Equity in earnings of affiliates increased 33.0 percent for the three months ended September 30, 2105 compared with the three months ended September 30, 2014 primarily due to the equity investments of TVN.

Gain (loss) on derivatives represents realized and unrealized positions on derivative contracts, primarily related to foreign currency hedges. During the third quarter of 2015, we recognized net gains of $4.0 million compared to net gains of $2.0 million during the same period of 2014.

Our effective income tax rate was 31.5 percent in the third quarter of 2015 compared to 30.8 percent in the third quarter of 2014 driven by valuation allowances on foreign losses due to our inability to recognize the tax benefits of these losses.  We expect our annual effective tax rate to be between 30.0 percent and 32.0 percent.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Operating revenues increased 8.5 percent for the nine months ended September 30, 2015 compared to the same period of 2014, with U.S. Networks’ revenues growing 3.9 percent and International Networks’ revenues experiencing growth of 162.1 percent, primarily driven by the inclusion of TVN.  This growth increased the contribution of International Networks from 3.2 percent of total operating revenues for the nine months ended September 30, 2014 to 7.6 percent for the nine months ended September 30, 2015.

Cost of services, which consists of program amortization and the costs associated with distributing our content, increased 14.9 percent for the nine months ended September 30, 2015 compared with the respective period in 2014, primarily driven by TVN.  Program amortization, representing our largest expense and primary driver of fluctuations in cost of service, increased $63.0 million, or 13.6 percent, for the nine months ended September 30, 2015 compared to the same period of 2014, attributed to our continued investment in the improved quality and variety of programming on our networks. This expense was impacted by timing shifts for premiere dates from quarter-to-quarter, as well as programming costs increases supporting improvements in quality and increases in volume.  Additionally, cost of services for the nine months ended September 30, 2015 includes a $2.6 million charge for severance, retention, relocation and benefit costs incurred related to the employee reduction program that was initiated in the fourth quarter of 2014.

Selling, general and administrative expenses, which primarily consists of employee costs and sales and marketing expenses, increased 2.9 percent for the nine months ended September 30, 2015 compared with the respective period in 2014, primarily driven by TVN. Contributing to the year-over-year increase are $22.8 million of transaction and integration related costs incurred as a result of our recently completed Acquisition and $10.6 million of severance, retention, relocation and benefit costs related to the employee reduction program initiated in the fourth quarter of 2014, partially offset by reductions in on-going employee costs for the nine months ended September 30, 2015 compared with the same period of 2014. Additionally, $9.7 million of contract termination costs were included in the nine months ended September 30, 2014.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest charges for the nine months ended September 30, 2015 compared to the same period in the prior year increased by 117.3 percent, reflecting additional outstanding borrowings during the 2015 year and higher rates on the acquired TVN debt.

Equity in earnings of affiliates includes our $22.6 million and $33.4 million proportionate share of UKTV’s results for the nine months ended September 30, 2015 and September 30, 2014, respectively, which were reduced by amortization of $12.6 million and $14.4 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Equity in earnings of affiliates increased 3.8 percent for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the equity investments of TVN.

Gain (loss) on derivatives represents realized and unrealized positions on derivative contracts, primarily related to foreign currency hedges. During the nine months ended September 30, 2015, we had significant derivative activity primarily related to positions taken to minimize the impact of volatility that foreign currencies could have on the Acquisition, Tender Offer and Squeeze-out. We recognized net gains of $47.2 million for the nine months ended September 30, 2015 compared to net losses of $2.4 million during the same period of 2014.

Our effective income tax rate for the year-to-date period of 2015 was 31.7 percent compared to 30.9 percent for the comparable period in 2014 driven by valuation allowances on foreign losses due to our inability to recognize tax benefits on these losses. We expect our annual effective tax rate to be between 30.0 and 32.0 percent.

Non-controlling owners hold a 31.3 percent interest in the Food Network Partnership, a 35.0 percent interest in the Travel Channel and a 30.0 percent interest in our Food Network Latin America International Networks operation. The non-controlling owners’ proportionate share of these businesses’ results are captured within net income attributable to non-controlling interests in our condensed consolidated statements of operations.

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

In the fourth quarter of 2014, we modified to our management reporting structure related to the operating results from our uLive business. In conjunction with this change in our reporting structure, we now report the results of uLive within the U.S. Networks reportable segment rather than within Corporate and Other.

As a result of the Acquisition of N-Vision (see Note 4 – Acquisitions), the international operating segment that was previously insignificant, has become significant.  Therefore, the Company now has two reportable segments: U.S. Networks, previously referred to as Lifestyle Media, and International Networks. Accordingly, we made changes to the disclosures related to these reportable segments beginning in the third quarter of 2015.

As a result of these changes to our reportable segments, certain prior period and prior year disclosures have been recast to reflect the current presentation.

The U.S. Networks segment includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, the U.S. Networks segment includes websites associated with the aforementioned television brands and other internet-based businesses serving home, food and travel-related categories. The Food Network and Cooking Channel are included in the Food Network Partnership, of which we own approximately 68.7%. We also own 65.0% of Travel Channel. Each of our networks is distributed by cable and satellite distributors, telecommunication service providers and certain non-linear providers. U.S. Networks earns revenue primarily from the sale of advertising time and from affiliate fees paid by distributors of our content.

The International Networks segment includes the lifestyle-oriented channels available in the UK, EMEA, APAC and Latin America.  Additionally, the International Networks segment includes TVN.

Corporate and Other includes the results of businesses not separately identified as reportable segments for external financial reporting purposes and will continue to be disclosed separately from the results of the U.S. Networks and International Networks segments.  The Company does not allocate corporate employee related overhead costs to its reportable segments, but rather classifies these expenses within Corporate and Other. However, certain corporate costs, including information technology pension and other employee benefits and shared service functions, are allocated to our businesses.

Corporate and Other also includes $7.8 million and $21.7 million of transaction and integration related costs associated with the Acquisition for the three and nine months ended September 30, 2015, respectively.  Additionally, Corporate and Other includes $1.9 and $5.8 million of severance, retention, relocation and benefit costs incurred related to the employee reduction program for the three and nine months ended September 30, 2015, respectively.

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

( in thousands )	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change **
Segment operating revenues:
U.S. Networks	$660,862	$622,512	6.2%	$2,014,866	$1,938,838	3.9%
International Networks	118,719	23,768	399.5%	164,872	62,896	162.1%
Corporate and Other	(3,459)	(1,857)	(86.3)%	(13,264)	(5,430)	(144.3)%
Total segment operating revenues	$776,122	$644,423	20.4%	$2,166,474	$1,996,304	8.5%
Segment profit (loss):
U.S. Networks	$330,282	$294,309	12.2%	$1,028,118	$962,795	6.8%
International Networks	10,896	(5,933)	283.7%	(5,478)	(33,827)	83.8%
Corporate and Other	(28,851)	(18,413)	(56.7)%	(94,880)	(68,986)	(37.5)%
Total segment profit	312,327	269,963	15.7%	927,760	859,982	7.9%
Depreciation and amortization of intangible assets	41,291	31,617	30.6%	96,319	97,084	(0.8)%
Loss (gain) on disposal of property and equipment	40	(448)	108.9%	2,600	1,047	148.3%
Interest expense, net	(50,439)	(12,235)	(312.3)%	(80,182)	(36,898)	(117.3)%
Equity in earnings of affiliates	23,392	17,586	33.0%	69,627	67,110	3.8%
Gain (loss) on derivatives	4,037	2,041	97.8%	47,168	(2,436)	NM
Miscellaneous, net	(9,543)	25	NM	(23,198)	4,307	NM
Income from operations before income taxes	$238,443	$246,211	(3.2)%	$842,256	$793,934	6.1%

** NM designates the change is not meaningful

A reconciliation of segment profit to operating income determined in accordance with GAAP for each business segment follows:

( in thousands )	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating income	$270,996	$238,794	$828,841	$761,851
Depreciation and amortization of intangible assets:
U.S. Networks	23,516	27,921	71,036	83,565
International Networks	16,844	3,040	22,297	8,593
Corporate and Other	931	656	2,986	4,926
Loss (gain) on disposal of property and equipment:
U.S. Networks	28	54	3,609	1,549
International Networks	13	-	22	-
Corporate and Other	(1)	(502)	(1,031)	(502)
Total segment profit	$312,327	$269,963	$927,760	$859,982

U.S. Networks – U.S. Networks includes six national television networks, HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks also includes websites are associated with the aforementioned television brands and other internet-based businesses serving home, food and travel-related categories.

Operating results for U.S. Networks were as follows:

( in thousands )	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Segment operating revenues:
Advertising	$447,788	$425,849	5.2%	$1,373,218	$1,343,999	2.2%
Network affiliate fees, net	199,228	187,385	6.3%	600,499	565,059	6.3%
Other	13,846	9,278	49.2%	41,149	29,780	38.2%
Total segment operating revenues	660,862	622,512	6.2%	2,014,866	1,938,838	3.9%
Segment costs and expenses:
Cost of services, excluding depreciation and amortization of intangible assets	197,416	192,834	2.4%	560,705	534,973	4.8%
Selling, general and administrative	133,164	135,369	(1.6)%	426,043	441,070	(3.4)%
Total segment costs and expenses	330,580	328,203	0.7%	986,748	976,043	1.1%
Segment profit	$330,282	$294,309	12.2%	$1,028,118	$962,795	6.8%
Supplemental Information:
Program amortization	$173,721	$166,811	4.1%	$487,912	$453,436	7.6%
Program payments	182,271	177,880	2.5%	535,387	544,454	(1.7)%
Depreciation and amortization	23,516	27,921	(15.8)%	71,036	83,565	(15.0)%
Capital expenditures	9,522	13,733	(30.7)%	25,773	34,799	(25.9)%

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

U.S. Networks generated operating revenues of approximately $660.9 million and $622.5 million for the three months ended September 30, 2015 and September 30, 2014, respectively, which represented 85.1 percent and 96.6 percent of consolidated operating revenues in the respective periods. The decrease in U.S. Networks’ contribution to total operating revenues is due to the inclusion of TVN in the third quarter of 2015, thereby increasing the contribution of International Networks’ operating revenues to total operating revenues. U.S. Networks generates revenue principally from the sale of advertising time on national television networks and interactive media platforms and from affiliate fees paid by cable and television systems, telecommunication service providers and other distributors that carry our programming. U.S. Networks also earns revenue from licensing content to third parties and brands for consumer products, such as videos, books, kitchenware and tools.

U.S. Networks’ operating revenues increase for the third quarter of 2015 compared to the respective period in 2014 was comprised of a 5.2 percent increase in advertising, primarily driven by positive pricing as a result of a strong market.  Advertising revenues for U.S.

Networks are affected by the strength of advertising markets and general economic conditions and fluctuate based on the success of our programming, as measured by viewership and seasonality. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and audience impressions delivered.

Advertising revenue growth was supplemented by a 6.3 percent increase in affiliate fees driven by contractual rate increases and non-linear revenues generated by non-traditional partner channels, partially offset by a slight decline in subscribers receiving our networks. Distribution agreements with cable and satellite television systems and telecommunication service providers require distributors to pay us fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks

Programming expenses, employee costs and sales and marketing expenses are the primary operating costs of U.S. Networks. Program amortization, the largest driver of cost of services, represented 52.5 percent and 50.8 percent of U.S. Networks’ operating expenses in the three months ended September 30, 2015 and September 30, 2014, respectively, reflecting our continued investment in the improved quality and variety of programming on our networks. We incur sales and marketing expenses to support brand-building initiatives at all of our television networks, which is a component of selling, general and administrative expenses.

Selling, general and administrative expenses in the three months ended September 30, 2015 compared with the respective period in 2014 decreased 1.6 percent, primarily related to a reduction in on-going employee costs as a result of the employee reduction program initiated in the fourth quarter of 2014. Fluctuations in selling, general and administrative expenses from quarter-to-quarter are impacted by the timing of marketing campaigns.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

U.S. Networks generated operating revenues of $2,014.9 million and $1,938.9 million in the nine months ended September 30, 2015 and September 30, 2014, respectively, which represented 93.0 percent and 97.1 percent of consolidated operating revenues in the respective periods.  The decrease in U.S. Networks’ contribution to total operating revenues is due to the inclusion of TVN in the third quarter of 2015, thereby increasing the contribution of International Networks’ operating revenues to total operating revenues.

U.S. Networks’ operating revenues increase for the nine months ended September 30, 2015 compared to the respective period in 2014 was comprised of a 2.2 percent increase in advertising, primarily driven by positive pricing as a result of a strong market. Advertising revenue growth was supplemented by a 6.3 percent increase in affiliate fees driven by contractual rate increases and non-linear revenues generated by non-traditional partner channels, partially offset by a decline in subscribers receiving our networks.

Program amortization represented 49.4 percent and 46.5 percent of U.S. Networks’ operating expenses in the nine months ended September 30, 2015 and September 30, 2014, respectively, reflecting our continued investment in the improved quality and variety of programming on our networks.

Selling, general and administrative expenses for the nine months ended September 30, 2015 compared with the respective periods in 2014 decreased 3.4 percent, primarily related to a reduction in on-going employee costs as a result of the employee reduction program initiated in the fourth quarter of 2014 and $9.7 million of contract termination costs incurred in the nine months ended September 30, 2014, partially offset by $7.3 million of costs for the nine months ended September 30, 2015 related to the employee reduction program initiated in the fourth quarter of 2014.

Supplemental financial information for U.S. Networks included the following:

( in thousands )	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Operating revenues by network:
HGTV	$248,323	$233,532	6.3%	$757,408	$707,344	7.1%
Food Network	214,216	211,860	1.1%	659,583	668,826	(1.4)%
Travel Channel	73,252	73,513	(0.4)%	230,898	238,481	(3.2)%
DIY Network	41,138	36,927	11.4%	127,512	115,278	10.6%
Cooking Channel	33,487	28,479	17.6%	99,212	89,006	11.5%
Great American Country	7,524	7,669	(1.9)%	22,989	22,622	1.6%
Digital Businesses	36,308	26,378	37.6%	95,018	84,221	12.8%
Other	8,604	5,146	67.2%	25,975	16,425	58.1%
Intrasegment eliminations	(1,990)	(992)	(100.6)%	(3,729)	(3,365)	(10.8)%
Total segment operating revenues	$660,862	$622,512	6.2%	$2,014,866	$1,938,838	3.9%

International Networks - International Networks includes the lifestyle-oriented channels available in the UK, EMEA, APAC and Latin America, and the program amortization from the International Networks’ licensing of our national networks’ programming, which had previously been reported within Corporate and Other for segment reporting purposes.  Additionally, International Networks includes TVN.

Operating results for International Networks were as follows:

( in thousands )	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Segment operating revenues:
Advertising	$80,067	$6,302	1170.5%	$92,796	$18,879	391.5%
Network affiliate fees, net	25,713	10,851	137.0%	48,667	32,099	51.6%
Other	12,939	6,615	95.6%	23,409	11,918	96.4%
Total segment operating revenues	118,719	23,768	399.5%	164,872	62,896	162.1%
Segment costs and expenses:
Cost of services, excluding depreciation and amortization of intangible assets	75,529	15,823	377.3%	111,618	47,624	134.4%
Selling, general and administrative	32,294	13,878	132.7%	58,732	49,099	19.6%
Total segment costs and expenses	107,823	29,701	263.0%	170,350	96,723	76.1%
Segment profit (loss)	$10,896	$(5,933)	283.7%	$(5,478)	$(33,827)	83.8%
Supplemental Information:
Program amortization	$33,621	$4,918	583.6%	$46,703	$14,733	217.0%
Program payments	9,143	6,683	36.8%	52,665	16,795	213.6%
Depreciation and amortization	16,844	3,040	454.1%	22,297	8,593	159.5%
Capital expenditures	1,503	2,168	(30.7)%	4,511	6,985	(35.4)%

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

International Networks generated operating revenues of $118.7 million and $23.8 for the three months ended September 30, 2015 and September 30, 2014, respectively, which represented 15.3 percent and 3.7 percent of consolidated operating revenues in the respective periods. The increase in International Networks’ contribution of total operating revenues is primarily due to the inclusion of TVN in the third quarter of 2015.  The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and audience impressions delivered.

International Networks’ operating revenues increase for the third quarter of 2015 compared to the respective period of 2014 included a 1,170.5 percent increase in advertising revenue.

Advertising revenue growth was supplemented with a 137.0 percent increase in affiliate fee revenues, driven by the inclusion of TVN in the third quarter of 2015. Distribution agreements with cable and satellite television systems and telecommunication service providers require distributors to pay us fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks.

The increase in cost of services and selling, general and administrative expenses for the third quarter of 2015 is primarily driven by the inclusion of TVN in the third quarter of 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

International Networks generated operating revenues of $164.9 million and $62.9 for the nine months ended September 30, 2015 and September 30, 2014, respectively, which represented 7.6 percent and 3.2 percent of consolidated operating revenues in the respective periods. The increase in International Networks’ contribution of total operating revenues is primarily due to the inclusion of TVN in the third quarter of 2015. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and audience impressions delivered.

International Networks’ operating revenues increase for the nine months ended September 30, 2015 compared to the respective period in 2014 included a 391.5 percent increase in advertising revenue.

Advertising revenue growth was supplemented with a 51.6 percent increase in affiliate fees driven by TVN. Distribution agreements with cable and satellite television systems and telecommunication service providers require distributors to pay us fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks.

The increase in cost of services and selling, general and administrative expenses for the nine months ended September 30, 2015 compared to the respective period in 2014 is primarily driven by the inclusion of TVN in the third quarter of 2015.

The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and audience impressions delivered.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our Amended Revolving Credit Facility and access to capital markets. Advertising provides approximately 65.0 percent to 70.0 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $247.4 million at September 30, 2015 and $878.2 million at December 31, 2014. Our Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings, with the option to increase up to $1,150.0 million, and expires in March 2020, with the exception of $32.5 million, which expires in March 2019. There were $300.0 million of borrowings under the Amended Revolving Credit Facility at September 30, 2015. In the fourth quarter of 2014, we issued $1,000.0 million aggregate principal amount of Senior Notes whose funds were primarily used to repay the $885.0 million Senior Notes that matured on January 15, 2015. In the second quarter of 2015, we issued $1,500.0 million aggregate principal amount of Senior Notes whose net proceeds were used, primarily, to fund the Acquisition, Tender Offer and Squeeze-out. In the second quarter of 2015, we also entered into a $250.0 million Term Loan agreement.

Our cash flow year-to-date has been used primarily to fund acquisitions and investments, develop new businesses, acquire class A common shares under a share repurchase program (the “Repurchase Program”), pay dividends on our common shares and repay debt. We expect cash flow from operating activities in 2015 will provide sufficient liquidity to fund our normal operations.

Cash Flows

Cash and cash equivalents decreased $630.8 million for the nine months ended September 30, 2015 and decreased $529.1 million for the comparable nine months ended 2014. Components of these changes are discussed below in more detail.

Operating Activities – Cash provided by operating activities totaled $658.5 million for the nine months ended September 30, 2015 and $580.2 million for the nine months ended September 30, 2014.

Segment profit totaled $927.8 million for the year-to-date period ended September 30, 2015 and $860.0 million for the year-to-date period ended September 30, 2014. Contributors to the increase in segment profit included increased revenue combined with reduced employee costs.  These improvements were partially offset by a $63.0 million increase in program amortization, $22.8 million of transaction and integration related expenses and $13.1 million of costs related to the employee reduction program.

Program payments exceeded the program amortization recognized in our condensed consolidated statements of operations by $61.2 million for the nine months ended September 30, 2015 and $97.4 million for the nine months ended September 30, 2014, reducing cash provided by operating activities for these periods. Cash provided by operating activities is also impacted by payments and refunds for income taxes and payments for interest. For the nine months ended September 30, 2015, we made income tax payments of $258.3 million and paid interest of $68.3 million. For the nine months ended September 30, 2014, we made income tax payments of $228.2 million and paid interest of $38.9 million.

Investing Activities – Cash used in investing activities totaled $589.5 million and $60.5 million for the nine months ended September 30, 2015 and 2014, respectively, and included capital expenditures of $32.1 million and $41.8 million for the nine months ended September 30, 2015 and 2014, respectively. The Acquisition resulted in $539.3 million of cash outflows, net of cash acquired. Additionally, a $16.0 million premium paid for a call option on Euros to fund the Acquisition is included in the nine months ended September 30, 2015 results as a cash outflow while $63.3 million of derivative contract settlements related to the Acquisition, Tender Offer and Squeeze-out positively impacted cash flows for the same period of 2015. Our investing activities for the nine months ended September 30, 2015 also include a $30.0 million cost method investment in Refinery29, a web-based media site, and a $2.0 million cost method investment in Thrive, a subscription based natural and organic online retailer.

A non-controlling owner holds a 35.0 percent residual interest in the Travel Channel. The non-controlling owner of that interest has a put option right requiring us to repurchase their interest, and we have a call option right to acquire their interest. The put option became exercisable on August 18, 2014, and our call option becomes exercisable on December 15, 2015. The non-controlling interest holder will receive fair market value for their interest following the exercise of the put or call options. As of September 30, 2015, we valued the non-controlling interest in the Travel Channel at $93.2 million.

Financing Activities – Cash used in financing activities totaled $691.2 million and $1,047.6 million for the nine months ended September 30, 2015 and 2014, respectively.

In June 2015, we completed the sale of $1,500.0 million total Senior Notes comprised of $600.0 million aggregate principal amount of 2.80% Senior Notes due 2020, $400.0 million aggregate principal amount of 3.50% Senior Notes due 2022 and $500.0 million aggregate principal amount of 3.95% Senior Notes due 2025. During the second quarter of 2015, we also entered into a $250.0 million senior unsecured Term Loan agreement that matures in 2017. As a result of the Senior Notes and Term Loan, the Company incurred $14.5 million of deferred loan costs.

The Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings and expires in March 2020, with the exception of $32.5 million which expires March 2019. During the nine months ended September 30, 2015, we borrowed $1,305.0 million and made repayments totaling $1,005.0 million under the Amended Revolving Credit Facility. There were $300.0 million of borrowings outstanding under the Amended Revolving Credit Facility at September 30, 2015.

Additionally, we elected to early redeem the €300 million Senior PIK Toggle Notes due 2021, which resulted in a cash outflow of $404.3 million related to the early extinguishment of debt.  While this is a component of the purchase price allocation, the cash flow impact is reflected as a financing activity for the quarter in the condensed consolidated statements of cash flows.

As part of the Acquisition of TVN, we also assumed €175.0 million aggregate principal amount of 7.88% Senior Notes due 2018 and €430.0 million aggregate principal amount of 7.38 % Senior Notes due 2020.

In November 2014, we issued $1,000.0 million aggregate principal amount of Senior Notes consisting of $500.0 million aggregate principal amount of 2.75% Senior Notes due 2019 and $500.0 million aggregate principal amount of 3.90% Senior Notes due 2024. Net proceeds from the Senior Notes were utilized for general corporate purposes including, but not limited to, the repayment of our $885.0 million 3.55% Senior Notes on January 15, 2015.

We also have $500.0 million aggregate principal amount of 2.70% Senior Notes that mature in December 2016.

Financing activities year-to-date for 2015 also include approximately $853.9 million related to the TVN Tender Offer and Squeeze-out.  While the initial 52.7% controlling interest acquired through N-Vision is reflected as an investing activity, the remaining 47.3% is treated as a financing activity in the condensed consolidated statements of cash flows.

We have a Repurchase Program authorized by the Board of Directors (the “Board”) that permits us to acquire the Company’s class A common shares. During the nine months ended September 30, 2015, we repurchased 4.0 million shares for approximately $288.5 million, including 3.0 million shares repurchased for approximately $216.9 million from Scripps family members. During the nine months ended September 30, 2014, we repurchased 10.3 million shares for approximately $800.1 million, including $2.6 million shares repurchased for approximately $190.6 million from Scripps family members.

As of September 30, 2015, $1,159.0 million in authorization remains available for repurchase under the Repurchase Program. There is no expiration date for the Repurchase Program, and we are under no commitment or obligation to repurchase any particular amount of class A common shares under the Repurchase Program.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2015, the Board approved an increase in the quarterly dividend rate to $0.23 per share from $0.20 per share. Total dividend payments to holders of our common shares were $89.1 million and $85.4 million in the year to date periods ended September 30, 2015 and 2014, respectively. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends are not guaranteed and are subject to our earnings, financial condition and capital requirements.

Pursuant to the terms of the Food Network general partnership agreement, the Partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interest partner were $145.1 million and $172.9 million in the year-to-date periods ended September 30, 2015 and 2014, respectively. Cash distributions to Travel Channel’s non-controlling interest were $9.9 million and $21.9 million in the year-to-date periods ended September 30, 2015 and 2014, respectively. We expect cash distributions to non-controlling interests will approximate $175.0 million in 2015.

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

We are subject to interest rate risk associated with our Amended Revolving Credit Facility as borrowings bear interest at LIBOR plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on these borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $1,500.0 million aggregate principal amount of Senior Notes in June 2015, $1,000.0 million aggregate principal amount of Senior Notes in November 2014 and $500.0 million aggregate principal amount of Senior Notes in December 2011. A 100 basis point increase in the interest rate would decrease the fair value of the aggregate principal amount of our total combined Senior Notes by approximately $171.7 million, whereas a 100 basis point decrease in the interest rate would increase the fair value of the aggregate principal amount of our total combined Senior Notes by approximately $145.8 million.

The following table presents additional information about market-risk-sensitive financial instruments:

( in thousands )		As of September 30, 2015		As of December 31, 2014
		Cost	Fair	Cost	Fair
		Basis	Value	Basis	Value
Financial instruments subject to interest rate risk:	Maturity
Amended Revolving Credit Facility	2019 - 2020	$300,000	$300,000	$-	$-
TVN Revolving Credit Facility and Cash Loan	2017	16,864	16,864	-	-
Term Loan	2017	250,000	250,279	-	-
3.55% Senior Notes	2015	-	-	884,994	885,358
2.70% Senior Notes	2016	499,858	507,645	499,766	514,897
TVN 7.88% Senior Notes	2018	127,594	126,838	-	-
2.75% Senior Notes	2019	498,536	500,620	498,269	501,792
TVN 7.38% Senior Notes	2020	464,430	469,354	-	-
2.80% Senior Notes	2020	598,090	593,328	-	-
3.50% Senior Notes	2022	398,819	393,072	-	-
3.90% Senior Notes	2024	496,651	490,410	496,376	507,948
3.95% Senior Notes	2025	499,082	484,590	-	-
Total debt		$4,149,924	$4,133,000	$2,379,405	$2,409,995

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV investment. UKTV receives financing through loans provided by us. These loans, totaling $114.3 million and $116.2 million at September 30, 2015 and December 31, 2014, respectively, and reported within other non-current assets on our condensed consolidated balance sheets, effectively act as a revolving facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). Our maximum exposure to losses, beyond our equity interest, due to the participation of the VIE is limited to the amount of loans outstanding. The Company and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and, therefore, account for the investment under the equity method of accounting. The Company’s investment in UKTV was $366.1 million and $376.9 million at September 30, 2015 and December 31, 2014, respectively. The notes accrue interest at variable rates related to either the spread over LIBOR or other identified market indices. Because interest on the note receivable is variable, the carrying amount of such note receivable is believed to approximate fair value.

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, on occasion we enter into derivative instruments, principally forward and option foreign currency contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities and probable commitments. All of our forward contracts are designated as free-standing derivatives and are designed to minimize foreign currency exposures between the U.S. Dollar and British Pound, the U.S. Dollar and Euro, the U.S. Dollar and Zloty and the Zloty and Euro. We do not enter into currency exchange rate derivative instruments for speculative purposes.

The free-standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges and, therefore, changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in functional currency value of foreign currency denominated assets and liabilities.  The gross notional amount of derivative contracts outstanding was $121.5 million and $124.3 million at September 30, 2015 and December 31, 2014, respectively. The cash flow settlements from these derivative contracts are primarily reported within investing activities in the condensed consolidated statements of cash flows.  We recognized $4.1 million and $47.2 million of net gains during the three and nine months ended September 30, 2015, respectively, and $2.0 million of net gains and $2.4 million of net losses in the three and nine months ended September 30, 2014, respectively, which are included within gain (loss) on derivatives in the condensed consolidated statements of operations.

We entered into several derivative positions related to the Acquisition and subsequent Tender Offer and Squeeze-out. As a result we recognized a net loss of $0.9 million and a net gain of $44.2 million during the three and nine months ended September 30, 2015, respectively, related to the Transactions. We also recognized $5.3 and $24.2 million of losses in the three and nine months ended September 30, 2015, respectively, related to the effects of foreign currency on cash balances held for the Acquisition, Tender Offer and Squeeze-out that were more than offset by the net gains realized from the settlement of the derivative contracts.  These losses are included within miscellaneous, net in the condensed consolidated statements of operations.

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

There were no changes to the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  In making our assessment of changes in internal control over financial reporting, we have excluded the TVN acquisition, as we are currently assessing their control environment.  The revenues for TVN for the three months ended September 30, 2015 were $92.7 million, representing approximately 11.9 percent and 4.3 percent, respectively, of our consolidated revenue for the three and nine months ended September 30, 2015.  The assets of TVN total $2,641.7 million and represent approximately 39.2% of our consolidated assets at September 30, 2015.

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

We have operations through which we distribute programming outside the United States. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	laws and policies affecting trade and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•	local regulatory requirements, including restrictions on content, imposition of local content quotas and restrictions on foreign ownership;
•	differing degrees of protection for intellectual property and varying attitudes towards the piracy of intellectual property;
•	significant fluctuations in foreign currency value;
•	currency exchange controls;
•	the instability of foreign economies and governments;
•	war and acts of terrorism;
•

anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations, and changes in these laws and regulations;

•	foreign privacy and data protection laws and regulation, and changes in these laws; and
•	shifting consumer preferences regarding the viewing of video programming.

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Furthermore, some foreign markets where we and our partners operate may be more adversely affected by current economic conditions than the United States of America. We also may incur substantial expense as a result of changes, including the imposition of new restrictions, in the existing economic or political environment in the regions where we do business. Acts of terrorism, hostilities, or financial, political, economic or other uncertainties could lead to a reduction in revenue or loss of investment, which could adversely affect our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

We have a share Repurchase Program authorized by the Board that permits us to acquire the Company’s class A common shares. On February 19, 2015, the Board authorized an additional $1,000.0 million for the Company’s Repurchase Program.

As of September 30, 2015, $1,159.0 million in authorization remains available for repurchase under the Repurchase Program. There is no expiration date for the Repurchase Program, and we are under no commitment or obligation to repurchase any particular amount of class A common shares under the Repurchase Program.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2015:

				Maximum
			Total Number	Dollar Value
	Total		of Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	Or Programs
7/1/15 - 7/31/15	-	-	-	1,159,000,248

8/1/15 - 8/31/15	-	-	-	1,159,000,248

9/1/15 - 9/30/15	-	-	-	1,159,000,248

Total	-	-	-	$1,159,000,248

The number of shares repurchased during the second quarter represented 0.0% of class A common shares that were outstanding as of the beginning of the quarter.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: November 9, 2015	BY:	/s/ Lori A. Hickok
Lori A. Hickok
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit

(Numbers Coincide with Item 601 of Regulation S-K)

10.31A

Amendment No. 1 to Employment Agreement between the Company and Burton Jablin (incorporated by reference to Exhibit 10.31A to the Company’s Current Report on Form 8-K dated August 24, 2015 (file No. 001-34004))

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