Form 10-K
period 2015-12-31
Scripps Networks Interactive, Inc.
filed 2016-02-25
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-34004

SCRIPPS NETWORKS INTERACTIVE, INC.

(Exact name of Registrant as specified in its Charter)

Ohio	61-1551890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9721 Sherrill Boulevard Knoxville, Tennessee	37932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (865) 694-2700

Securities registered pursuant to Section 12(b) of the Act: Class A Common Shares, Par Value $0.01 Per Share, traded on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒

The aggregate market value of Class A Common Shares of the registrant held by non-affiliates of the registrant on June 30, 2015, was approximately $4,993,000,000.  All Class A Common Shares beneficially held by executives and directors of the registrant and signatories to the Scripps Family Agreement have been deemed, solely for the purposes of the foregoing calculation, to be held by affiliates of the registrant.  There is no active market for our Common Voting Shares.

As of January 31, 2016, there were 94,863,550 of the registrant’s Class A Common Shares, $0.01 par value per share, outstanding and 33,850,481 of the registrant’s Common Voting Shares, $0.01 par value per share, outstanding.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENT INFORMATION

As used in this Annual Report on Form 10-K, the terms “SNI,” “Scripps,” “the Company,” “we,” “our” or “us” may, depending on the context, refer to Scripps Networks Interactive, Inc. (“SNI”), to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

AVAILABLE INFORMATION

Our Company website is www.scrippsnetworksinteractive.com. Copies of all of our filings with the U.S. Securities and Exchange Commission (the “SEC”) are available free of charge on our website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our website also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Ethics Policy and our Code of Business Conduct and Ethics for the Chief Executive Officer and Senior Financial Officers.

The Company uses its website as a means of complying with its disclosure obligations under SEC Regulation FD. The information contained on or accessible through the Company's website shall not constitute incorporation by reference of the information contained on the website and shall not be deemed to be part of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Our Annual Report on Form 10-K contains certain forward‑looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include without limitation, changes in advertising demand and other economic conditions; changing consumers’ tastes and viewing habits; program costs; labor relations; technological developments; risks related to the integration of TVN S.A. (“TVN”) and international operations; competitive pressures; interest rates; regulatory rulings; reliance on third-party vendors for various products and services and other risks, trends and uncertainties disclosed under “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date as of which the statement is made.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

We operate in the media industry and are one of the leading global developers of lifestyle-oriented content for linear and interactive video platforms, including television and the internet, with respected, high-profile brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and highly-useful content that focuses on specifically-defined topics of interest.

We seek to engage audiences worldwide that are highly-desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the internet and alternative media platforms. We intend to expand and enhance our lifestyle brands through creating popular new programming content, extending distribution on various platforms, such as mobile devices, streaming services, tablets and video-on-demand, licensing of content to third parties and of brands for consumer products and increasing our international footprint.

The Company was incorporated under the law of the State of Ohio on October 27, 2007 in connection with our July 1, 2008 spin-off from The E.W. Scripps Company.

On July 1, 2015, we completed the acquisition of N-Vision B.V. (“N-Vision”, the “Acquisition”), the majority owner of TVN, a Polish media company, which operates a portfolio of free-to-air and pay-TV lifestyle and entertainment networks, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat.  Also included in TVN is TVN Media, an advertising sales house.

In September 2015, we purchased the remaining outstanding shares of TVN through a tender offer (the “Tender Offer”) and subsequent squeeze-out (the “Squeeze-out”). Together, the Acquisition, Tender Offer and Squeeze-out are referred to herein as the Transactions (the “Transactions”) (see Note 4 – Acquisitions). As a result of the Transactions, the international operating segment which was previously not significant, has become significant. Therefore, the Company now has two reportable segments: U.S. Networks, previously referred to as Lifestyle Media, and International Networks. As a result of these changes to our reportable segments, certain prior period segment results have been recast to reflect the current presentation.

U.S. Networks includes our six domestic television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and mobile businesses serving home, food, travel and other lifestyle-related categories. Food Network and Cooking Channel are included in the Food Network Partnership, of which we own 68.7 percent. We also own 65.0 percent of Travel Channel. The call option for the 35.0 percent interest in Travel Channel became exercisable on December 15, 2015, and on January 6, 2016, we notified the non-controlling interest owner of our intention to execute our call option, as a result of which we will own 100.0 percent of Travel Channel (see Note 24 – Subsequent Events). Each of our networks is distributed by cable and satellite distributors, telecommunication service providers and certain non-linear service providers.

International Networks includes the lifestyle-oriented networks available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America. Additionally, International Networks includes TVN.

As used in our consolidated financial statements, Corporate and Other includes the results of businesses not separately identified as reportable segments for external financial reporting purposes and will continue to be disclosed separately from the results of U.S. Networks and International Networks.

Our businesses earn revenue from advertising sales, affiliate fees and ancillary sales, including licensing of our content to third parties and of brands for consumer products.

BUSINESS SEGMENTS

Our Chief Operating Decision Maker (“CODM”) evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a non-GAAP measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items included in net income determined in accordance with GAAP.

Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are, therefore, excluded from segment profit. Additionally, financing, tax structure and divestiture decisions are excluded from the performance measure of our businesses, enabling us to evaluate operating performance based upon current economic conditions and decisions made by the managers of those businesses in the current period.

U.S. Networks

U.S. Networks generates revenues principally from advertising sales and affiliate fees paid for the right to distribute our programming content. U.S. Networks also earns revenue from the licensing of content to third parties and of brands for consumer products, such as videos, books, kitchenware and tools.

Advertising revenue generated by our domestic television networks depends on viewership ratings, as determined by Nielsen Media Research and other third-party research companies, and advertising rates paid by advertisers for delivery of advertisements to certain viewer demographics. Revenue from advertising is subject to seasonality, market-based variations and general economic conditions.  Advertising revenue is typically highest in the second and fourth quarters and can fluctuate relative to the popularity of specific programming, time of day an advertisement is run and seasonal demand of advertisers.

Revenues from affiliates are negotiated with individual distributors and can typically result in multi-year carriage agreements that contain scheduled rate increases. Affiliate fees we receive are determined by the number of subscribers with access to the programming of our various networks.

Programming expenses, employee costs and marketing and advertising expenses are the primary operating costs of U.S. Networks. Marketing and advertising expenses are incurred to support brand-building initiatives at all of our networks.

Our lifestyle-oriented interactive businesses are focused on the internal development and acquisition of interactive media that is intended to diversify sources of revenue and enhance our competitive advantage as a leading provider of home, food, travel and lifestyle content.

The lifestyle-oriented interactive businesses consist of multiple websites, including, but not limited to, our six network-branded websites, HGTV.com, Foodnetwork.com, Travelchannel.com, DIYNetwork.com, Cookingchanneltv.com and GACTV.com. In addition to serving as home websites for the television networks, the websites provide informational and instructional content on specific topics within their respective lifestyle content categories. Revenue generated by our lifestyle interactive businesses is derived primarily from the sale of display, banner and video advertising. The Company also operates uLive, a digital brand launched in 2014 that distributes video programming and expands our lifestyle content into new categories, such as parenting, beauty and wellness. uLive presents original video, as well as content aggregated from numerous partners, and generates revenue by delivering advertising to viewers of the programming. All of our interactive businesses benefit from archived television network programming, of which approximately 94.3 percent is owned by us. Our ownership of programming enables us to efficiently and economically repurpose it for use on websites and mobile platforms, including video‑on‑demand and streaming services.

The lifestyle-oriented websites accounted for approximately 5.0 percent of the U.S. Networks’ total operating revenues in 2015. The strategic focus of the lifestyle-oriented interactive businesses is to grow advertising revenues by increasing views and video plays and attracting more unique visitors to our websites through site enhancements and additional video. Our strategy also includes attracting a broader audience through placing our video programming on national video streaming sites, developing new sources of revenue that capitalize on traffic growth at our websites and capitalizing on the movement of advertising dollars to mobile platforms.

We also have investments in several entities in which we do not own a controlling interest (see Note 7 – Investments).

HGTV

HGTV is available in approximately 93.4 million domestic television households and is simulcast in high definition (“HD”). HGTV programming content commands an audience interested specifically in home-related topics. HGTV is television's premier network dedicated solely to topics such as decorating, interior design, home remodeling, landscape design and real estate. HGTV strives to engage audiences by creating original programming that is entertaining, instructional and informative. HGTV appeals more strongly to female viewers with higher incomes in the 18 to 49 and 25 to 54 age ranges. HGTV ranked second among women in the 25 to 54 age range and eighth among all adult viewers in the 25 to 54 age range for cable networks.

Programming on HGTV includes House Hunters, House Hunters International, Fixer Upper, Flip or Flop, The Property Brothers and Ellen’s Design Challenge. The network also has developed successful programming events, including the HGTV Dream Home Giveaway, HGTV Smart Home Giveaway, HGTV Urban Oasis Giveaway and annual live coverage of the Tournament of Roses Parade.  Many of the programs on HGTV feature, or are hosted by, high-profile television personalities such as Chip and Joanna Gaines; Tarek and Christina El Moussa; Drew and Jonathan Scott; Ellen DeGeneres and cousins Anthony Carrino and John Colaneri.

Food Network

Food Network is available in approximately 95.0 million U.S. television households and is simulcast in HD. We currently own 68.7 percent of the Food Network and are the managing partner. The Tribune Media Company (“Tribune”) has a non-controlling interest of 31.3 percent in Food Network.

Food Network programming content attracts audiences interested in food-related topics such as food preparation, dining out, entertaining, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative. Food Network appeals more strongly to female viewers with higher incomes in the 18 to 49 and 25 to 54 age ranges. Food Network ranked within the top 10 cable networks for women in the 25 to 54 age range.

Programming on Food Network includes primetime series Beat Bobby Flay, Burgers, Brew and ‘Que, Chopped, Cutthroat Kitchen, Diners, Drive-ins and Dives, Food Network Star and Guy’s Grocery Games, as well as daytime series Giada in Italy, The Kitchen, Pioneer Woman and Trisha’s Southern Kitchen. Food Network hosts include high-profile television personalities such as Valerie Bertinelli, Anne Burrell, Alex Guarnaschelli, Alton Brown, Bobby Flay, Giada De Laurentiis, Guy Fieri, Rachael Ray, Ree Drummond, Robert Irvine and Trisha Yearwood.

Travel Channel

Travel Channel is available in approximately 88.6 million domestic television households and is simulcast in HD.  We currently own 65.0 percent of Travel Channel. On January 6, 2016, we notified the owner of the non-controlling interest of our intention to execute our call option to purchase their interest, resulting in 100.0 percent ownership of Travel Channel (see Note 24 – Subsequent Events).

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

DIY Network

DIY Network is available in approximately 61.2 million U.S. television households and is simulcast in HD.  DIY Network programming provides entertaining and informational content across a broad range of do-it-yourself categories including home building, home improvement and renovations, gardening and landscaping.  DIY Network appeals more strongly to male viewers with higher incomes in the 18 to 49 and 25 to 54 age ranges.

Programming on DIY Networks includes Rehab Addict, Vanilla Ice Project, Building Alaska, First Time Flippers, Tiny House Big Living and the various Crashers series. Many of the programs on DIY Network feature, or are hosted by, television personalities such as Nicole Curtis, Jason Cameron, Alison Victoria and Chris Lambton.

Cooking Channel

Cooking Channel is available in approximately 64.9 million domestic households and is simulcast in HD.  We currently own 68.7 percent of this network, which represents a controlling interest.  Tribune has a non-controlling interest of 31.3 percent in Cooking Channel.

Cooking Channel programming caters to avid food lovers by focusing on food information and instructional cooking and delivers content focused on baking, ethnic cuisine, wine and spirits, healthy and vegetarian cooking and kids' foods.  The Cooking Channel appeals more strongly to female viewers with higher incomes in the 18 to 49 and 25 to 54 age ranges.

Programming on Cooking Channel includes Carnival Eats, Unique Eats, Sweet Genius, Dinner at Tiffani’s, Food Fact or Fiction, Man Fire Food, Rev Run’s Sunday Suppers and Tia Mowry at Home.  Cooking Channel hosts include notable television personalities such as Haylie Duff, Tia Mowry, Rev Run and Justine Simmons and Tiffani Thiessen.

Great American Country

Great American Country is available in approximately 58.1 million U.S. television households and is simulcast in HD. Great American Country provides its viewers with programming that celebrates the country lifestyle and includes the country music experience, music performance specials, live concerts and country music videos.

Programming on Great American Country includes Going RV, Flea Market Flip, Log Cabin Living, Celebrity Motor Homes and the Top 20 Country Countdown.

International Networks

International Networks generates revenues principally from advertising sales, affiliate fees and the licensing of programming to third parties.  Satellite transmission fees, programming expenses, employee costs and marketing and advertising expenses are the primary operating costs of International Networks.

We currently broadcast 39 international channel feeds, reaching approximately 265 million cumulative subscribers under the HGTV, DIY, Food Network, AFC, Cooking Channel, Fine Living and Travel Channel brands, as well as the TVN network portfolio. Our broadcast networks are distributed in 29 languages, with channel feeds customized according to language in more than 175 countries and territories. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters around the world.

Internationally, we also have joint-venture partnerships with BBC Worldwide for UKTV and its suite of 10 general entertainment and lifestyle networks in the UK, Direct TV for Food Network Latin American (“FNLA”) in Latin America, and Shaw Media for HGTV, DIY Network and Food Network in Canada. Subsequent to year end, Corus Entertainment, Inc. entered into an agreement to acquire Shaw Media.

In 2010, the Company launched its first international pay-television channel through Food Network in the UK. The channel first launched on pay-television, then expanded its distribution in 2012 to free-to-air on Freeview, initially in primetime, and then as a full 24-hour broadcast channel in 2013. Currently, Food Network is the top lifestyle channel and the third most viewed non-scripted factual channel in the UK. Food Network is also available across EMEA, APAC and Latin America.

In 2014, the Company acquired AFC, a complementary channel brand to Food Network. AFC, which is based in Singapore, broadcasts 24 hours a day, seven days a week and reaches about 8.0 million subscribers in 11 markets.

Travel Channel International Ltd. (“TCI”) was acquired in 2013 along with its base of operations in London. TCI is broadcast in 21 languages across a wide network of affiliates throughout EMEA and APAC. In 2014, TCI also became available on Freeview in primetime in the UK.

In early 2014, we launched the Fine Living Network in Italy on the digital terrestrial television. Since its launch, over 40.0 percent of Italy’s television population has tuned into the channel. In late 2014, we launched HGTV in Singapore.  HGTV is the first channel dedicated to the home and lifestyle category across APAC.

During 2015 we also acquired TVN, which operates a portfolio of free-to-air and pay-TV lifestyle and entertainment networks, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat.  Also included in TVN is TVN Media, an advertising sales house.

Competition

Cable, satellite and telecommunications network programming is a highly-competitive business in the U.S. and worldwide. Our television networks and interactive businesses generally compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. Our television networks and interactive business also compete for their target audiences with all forms of programming and other media provided to viewers, including broadcast networks, local over-the-air television stations, competitors’ pay and basic cable television networks and video-on-demand services, streaming services, online activities and other forms of news, information and entertainment. Additionally, our networks compete with other television networks for affiliate fees derived from distribution agreements with cable television and satellite operators, telecommunication service providers and other distributors.

Intellectual Property

Our intellectual property (“IP”) assets include copyrights in television content, trademarks and servicemarks in brands, names and logos, websites, and licenses from third parties.  To defend these assets, we rely upon a combination of common law, statutory and contractual legal protections.  There can be no assurance, however, of the degree to which these measures will be successful.  Moreover, effective IP protection may be either unavailable or limited in certain foreign territories.  Policing unauthorized use of our products and services and related IP is difficult and costly.  Third parties may challenge the validity or scope of our IP from time to time, and the success of any such challenges could result in the limitation or loss of IP rights.  Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on our operations.  In addition, piracy, which encompasses the theft of our signal and unauthorized use of our content in the digital environment, continues to present a threat to revenues.

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

Closed Captioning

All of our cable networks must provide closed-captioning programming for the hearing impaired.  The 21st Century Communications and Video Accessibility Act of 2011 also requires us to provide closed captioning on certain video programming that we offer on the internet.

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

Regulation of the Internet and Mobile Applications

We operate numerous websites and make available mobile applications (“apps”) which we use to distribute information about our programs and to engage more deeply with our viewers.  The operation of these websites, video programming and apps are subject to a range of federal, state and local laws, such as privacy and consumer protection regulations.

Employees

As of December 31, 2015, we had approximately 3,500 full-time equivalent employees globally.

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

Further consolidation among cable and satellite operators and telecommunications service providers could adversely affect our revenues, profitability and financial condition of our businesses. Consolidation among Distributors has given the largest cable and satellite television systems considerable leverage in their relationship with programmers. The two largest cable and the two largest satellite television system operators provide service to approximately 69 percent of U.S. households receiving cable or satellite television service today.

Continued consolidation within the industry could reduce the number of Distributors available to carry our programming, subject our affiliate fee revenue to greater volume discounts and further increase the negotiating leverage of the cable and satellite television system operators and telecommunications service providers which could have an adverse effect on our financial condition or results of operations.

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

Our business is subject to risks of adverse changes in laws and regulations.

Our programming services and the distributors of our programming, including cable and satellite operators, telecommunication providers and internet companies, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations. For example, legislators and regulators continue to consider rules that would effectively require cable television operators to offer all programming on an à la carte basis, which would allow viewers to subscribe to individual networks rather than a package of networks, and/or require programmers to sell channels to distributors on an à la carte basis. Certain cable television operators and other distributors have already introduced tiers, or more targeted network packages, to their customers that may or may not include some or all of our networks. The unbundling of programming could reduce distribution of certain of our networks, thereby leading to reduced viewership and increased marketing expenses and affecting our ability to compete for or attract the same level of advertising dollars or distribution fees.

Changes in economic conditions in the United States, the regional economies in which we operate or in specific industry sectors could adversely affect the profitability of our businesses.

Approximately 61.3 percent of our consolidated revenues in 2015 were derived from marketing and advertising spending in the United States and approximately 6.0 percent of our consolidated revenues in 2015 were derived from marketing and advertising spending in Poland including revenues from our advertising representation business in Poland. Advertising and marketing spending is sensitive to economic conditions and tends to decline in recessionary periods. A global or regional economic decline could reduce advertising prices and volume, resulting in a decrease in our advertising revenues.

The loss of key talent or inability to identify and locate new and engaging talent could disrupt our business and adversely affect the profitability of our businesses.

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

We have operations and investments in a number of foreign jurisdictions. The inherent economic risks of doing business in international markets that are beyond our control include, among other things (i) changes in the economic environment, (ii) changes in local regulatory requirements, including restrictions on content, imposition of local content quotas and restrictions on foreign ownership, (iii) differing degrees of protection for intellectual property and varying attitudes towards the piracy of intellectual property, (iv) exchange controls, tariffs and other trade barriers, (v) foreign taxation, (vi) anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations and changes in these laws and regulations, (vii) foreign privacy and data protection laws and regulation and changes in these laws, (viii) shifting consumer preferences regarding the viewing of video programming, (ix) corruption, (x) confiscation, (xi) currency inconvertibility, (xii) nationalization of assets and (xiii), in some markets, increased risk of economic and geopolitical instability. Additionally, the local currencies in which our international operations conduct their business could change in value relative to the U.S. dollar, exposing our results to exchange rate fluctuations.

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

Global economic conditions may have an adverse effect on our business.

Our business is significantly affected by prevailing economic conditions and by disruptions to financial markets. We derive substantial revenues from advertisers, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Financial instability or a general decline in economic conditions in the U.S. and other countries where our networks are distributed could adversely affect advertising rates and volume, resulting in a decrease in our advertising revenues.

Decreases in U.S. and consumer discretionary spending in other countries where our networks are distributed may affect cable television and other video service subscriptions, in particular with respect to digital service tiers on which certain of our programming networks are carried. This could lead to a decrease in the number of subscribers receiving our programming from multi-channel video programming distributors, which could have a negative impact on our viewing subscribers and affiliation fee revenues. Similarly, a decrease in viewing subscribers would also have a negative impact on the number of viewers actually watching the programs on our programming networks, which could also impact the rates we are able to charge advertisers.

Economic conditions affect a number of aspects of our businesses worldwide and impact the businesses of our partners who purchase advertising on our networks and reduce their spending on advertising. Economic conditions can also negatively affect the ability of those with whom we do business to satisfy their obligations to us. The general worsening of current global economic conditions could adversely affect our business, financial condition or results of operations, and the worsening of economic conditions in certain parts of the world, specifically, could impact the expansion and success of our businesses in such areas.

We assumed significant debt in connection with our acquisition of TVN, and we may incur additional debt in the future. Such debt could adversely affect our business, financial condition or results of operations.

In connection with our acquisition of TVN and the related financing, we incurred additional debt, including the assumption of existing TVN debt (see Note 4 – Acquisitions). We currently depend on cash on hand and cash flows from operations to make scheduled principal and cash interest payments on our debt. We expect to be able to meet the estimated principal and interest payments on our debt through a combination of cash on hand, expected cash flows from operations and the use of our revolving credit facility. Additionally, we may incur further debt in the future for other corporate purposes.

The potentially significant negative consequences on our financial condition and results of operations that could result from our substantial debt include:

•

limitations on our ability to obtain additional debt or equity financing for working capital, capital expenditures, service line development, debt service requirements, acquisitions and general corporate or other purposes;

•

instances in which we are unable to meet the financial covenants contained in our debt agreements or to generate cash sufficient to make required debt payments, which circumstances would have the potential of accelerating the maturity of some or all of our outstanding debt;

•

the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs and capital expenditures, that could improve our competitive position, results of operations or share price;

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;
•	exposing us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest;
•	increasing our vulnerability to downturns or adverse changes in general economic, industry or competitive conditions and adverse changes in government regulations;
•	compromising our flexibility to plan for, or react to, competitive challenges in our business and limiting our ability to adjust to changing market conditions;
•

the possibility that we could be put at a competitive disadvantage with competitors that do not have as much debt as we do and competitors that may be in a more favorable position to access additional capital resources; and

•	limitations on our ability to execute business development and acquisition activities to support our strategies.

Our operations outside the United States may be adversely affected by the operation of laws in those jurisdictions.

Our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which they operate rather than U.S. law. Laws in some jurisdictions differ in significant respects from those in the U.S., and these differences can affect our ability to react to changes in our business and our rights or ability to enforce rights may be different than would be expected under U.S. law.

Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or United States anti-corruption laws applicable to our businesses. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.

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

If we are unable to successfully integrate key acquisitions, our business results could be negatively impacted.

We may continue to grow through acquisitions in certain markets. Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and other unanticipated problems and liabilities. If we are unable to mitigate these risks, the integration and operations of an acquired business could be adversely impacted. Similarly, declines in business performance and the related effect on the fair values of goodwill and other intangible assets could trigger impairment charges, which could materially affect our reported net earnings.

Financial market conditions may impede access to or increase the cost of financing our operations and investments.

The on-going changes in U.S. and global credit and equity markets may make it more difficult for many businesses to obtain financing on acceptable terms. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain future financing.

Foreign exchange rate fluctuations may adversely affect our operating results and financial conditions.

We have significant operations in a number of foreign jurisdictions and certain of our operations are conducted and certain of our debt obligations are denominated in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations and net asset balances. There is no assurance that downward trending currencies will rebound or that stable currencies will remain unchanged in any period or for any specific market.

Events that reflect negatively on our brands could diminish our brand reputation.

Any event that could negatively impact our brands and brand reputation could have a material impact to our consolidated earnings.

Variability in our earnings may result in disparate tax impacts.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates.

Loss of satellite signal or transmission may affect profitability of our business.

Our revenues rely on our ability to stay on air to broadcast our content to a wide variety of audiences.  Any outages in delivery, whether due to satellite or fiber transmission disruption, could impede our ability to delivery audience impressions and result in additional liabilities and reduced revenue streams.

The concentrated ownership of our Common Voting Shares limits the ability of the holders of our class A common shares to influence corporate matters.

We have two classes of common stock: common voting shares and class A common shares. Holders of class A common shares are entitled to elect the greater of three or one-third of the members of the Board of Directors (the “Board”), but are not permitted to vote on any other matters except as required by Ohio law. Holders of common voting shares are entitled to elect the remainder of the Board and to vote on all other matters. Approximately 92 percent of the common voting shares are subject to the Amended and Restated Scripps Family Agreement (the “Scripps Family Agreement”). The provisions of the Scripps Family Agreement fully govern the transfer and voting of common voting shares subject to the agreement. As a result, the holders of the common voting shares subject to the Scripps Family Agreement currently have the ability to elect two-thirds of the Board and to direct the outcome of any matter that does not require a vote of the class A common shares. Additionally, some of the signatories to the Scripps Family Agreement are also directors of the Company, which could create conflicts of interest in certain situations. This concentrated control limits the ability of the holders of class A common shares to influence corporate matters and could potentially enable the Company to take actions that these shareholders would not view as beneficial. As a result, the market price of our class A common shares could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own approximately 174 thousand square feet of office space including our corporate headquarters in Knoxville, TN and our TVN headquarters in Warsaw, Poland.  Additionally, we lease approximately 164 thousand square feet of other facilities to support our global operations in other locations including New York, NY, Washington D.C., Miami, FL, London, England and Singapore.

Management believes its properties are adequate to support the business efficiently and that the properties and equipment therein have been well maintained.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to various lawsuits and claims in the ordinary course of business.

From time to time, we receive notices from third parties claiming that we are infringing their IP rights. Claims of IP infringement could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the IP in question. In addition, certain agreements may require us to indemnify the other party for certain third-party IP infringement claims, which could increase our damages and our costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time-consuming and costly.

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above) and developments or assertions by or against us relating to IP rights and IP licenses, could have a material effect on the Company’s business, financial condition and operating results.  No current legal matters are expected to result in any material loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Company

Our executive officers as of February 25, 2016 were as follows:

Name	Age	Position
Kenneth W. Lowe	65	Chairman, President and Chief Executive Officer (since July 2008); President, Chief Executive Officer and Director, The E.W. Scripps Company (2000 to 2008)
Lori A. Hickok	52

Executive Vice President, Chief Financial Officer (since February 2015); Executive Vice President, Finance (2010 to 2015); Senior Vice President, Finance (2008 to 2010); Vice President and Controller, The E. W. Scripps Company (2002 to 2008)

Burton Jablin	55

Chief Operating Officer (since September 2015); President, Scripps Networks (2013 to 2015); President, Home Category (2010 to 2013), President, HGTV (2008 to 2010); President HGTV, The E. W. Scripps Company (2001 to 2008)

Cynthia L. Gibson	51	Executive Vice President, Chief Legal Officer and Corporate Secretary (since December 2012); Executive Vice President, Legal Affairs (2009 to 2012)
Mark S. Hale	57

Executive Vice President, Global Operations and Chief Technology Officer (since February 2010); Senior Vice President, Technology Operations and Chief Technology Officer (2008 to 2010); Senior Vice President/Technology Operations, The E. W. Scripps Company (2006 to 2008)

Nello-John Pesci, Jr.	54

Executive Vice President, Chief Human Resources Officer (since February 2015); Executive Vice President, Human Resources (2014 to 2015); Senior Vice President, Human Resources (2010 to 2014); Global Human Resources Leader, The Procter & Gamble Company (1991 to 2010)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common shares are traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “SNI.” As of January 31, 2016, there were approximately 51,000 owners of our class A common shares based on security position listings and 74 owners of our common voting shares, which do not have an established public trading market.

The following table reflects the range of high and low selling prices of our class A common shares by quarterly period:

2015	High	Low
First quarter	$77.65	$68.44
Second quarter	$72.11	$64.47
Third quarter	$68.45	$47.62
Fourth quarter	$62.30	$47.72

2014	High	Low
First quarter	$86.62	$71.33
Second quarter	$82.37	$72.13
Third quarter	$86.48	$76.13
Fourth quarter	$82.78	$71.06

The following table provides information about the Company purchases of equity securities that are registered by the Company pursuant to section 12 of the Exchange Act (i.e., our class A common shares) during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/15 - 10/31/15	-	$-	-	$1,512,536,943
11/1/15 - 11/30/15	-	-	-	1,512,536,943
12/1/15 - 12/31/15	-	-	-	1,512,536,943
Total	-	$-	-	$1,512,536,943

Under the existing share repurchase programs (the “Repurchase Programs”), at December 31, 2015, the Company is permitted to acquire up to a cumulative amount of $3,000.0 million of class A common shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of class A common shares under the Repurchase Programs.

There were no sales of unregistered equity securities during the quarter ended December 31, 2015.

Dividends

The Company paid a quarterly cash dividend for its class A common shares and common voting shares of $0.23 per share, $0.20 per share and $0.15 per share in 2015, 2014 and 2013, respectively.  The declaration and payment of dividends is evaluated by the Company’s Board of Directors (“Board”).  Future dividends are subject to our earnings, financial condition and capital requirements.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our class A common shares with the comparable cumulative return of the S&P 500 index, the NYSE index and an index based on a peer group of media companies for the five years ended December 31, 2015.  The performance graph assumes that the value of the investment in our class A common shares, the S&P 500 index, the NYSE index and peer group of media companies was $100 on December 31, 2010, and that all dividends were reinvested.

Comparison of Cumulative Total Return

Assumes $100 Invested on December 31, 2010

Assumes Dividend Reinvested

Year Ended December 31, 2015

The companies that comprise our peer group for this comparison include AMC Networks, Inc., Discovery Communications, Inc., The Walt Disney Company, Time Warner, Inc., Twenty-First Century Fox, Inc. and Viacom, Inc.

The peer group index is weighted based on market capitalization.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data required by this item is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations required by this item is filed as part of this Form 10-K and incorporated into this Item 7 by reference.. See Index to Consolidated Financial Statement Information of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk information required by this item is filed as part of this Form 10-K and incorporated into this Item 7A by reference. See Index to Consolidated Financial Statement Information of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K and incorporated into this Item 8 by reference. See Index to Consolidated Financial Statement Information of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Controls and Procedures required by this item are filed as part of this Form 10-K and incorporated into this Item 9A by reference. See Index to Consolidated Financial Statement Information of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) to Form 10-K.

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

We have adopted a code of ethics that applies to all employees, officers and directors of SNI. We also have a Code of Business Conduct and Ethics for the CEO and Senior Financial Officers. This code of ethics meets the requirements defined by Item 406 of Regulation S-K and the requirement of a code of business conduct and ethics under NYSE listing standards. Copies of our codes of ethics are posted on our website at www.scrippsnetworksinteractive.com. In addition, we will provide a printed copy of our code of ethics, free of charge, upon written request to: Investor Relations, Scripps Networks Interactive, Inc., 9721 Sherrill Blvd., Knoxville, TN  37932.

Information regarding our audit committee financial experts is incorporated by reference to the material captioned “Corporate Governance” in the Proxy Statement.

The Proxy Statement will be filed with the SEC in connection with our 2016 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the materials captioned “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Director Compensation” in the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the materials captioned “Proposal 2 – Ratification of Independent Registered Public Accountants” and “Related Party Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the material captioned “Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Financial Statements and Supplemental Schedule

(a) The consolidated financial statements of SNI are filed as part of this Form 10-K. See Index to Consolidated Financial Statement Information.

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 25, 2016, are filed as part of this Form 10‑K. See Index to Consolidated Financial Statement Information.

(b) The Company’s consolidated supplemental schedule is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Schedules.

Exhibits

The information required by this item appears in the Exhibits Index as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: February 25, 2016	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth W. Lowe	Chairman, President and	February 25, 2016
Kenneth W. Lowe	Chief Executive Officer
(Principal Executive Officer)

/s/ Lori A. Hickok	Executive Vice President, Chief Financial Officer	February 25, 2016
Lori A. Hickok	(Principal Financial and Accounting Officer)

/s/ Gina L. Bianchini	Director	February 25, 2016
Gina L. Bianchini

/s/ Michael R. Costa	Director	February 25, 2016
Michael R. Costa

/s/ David A. Galloway	Director	February 25, 2016
David A. Galloway

/s/ Donald E. Meihaus	Director	February 25, 2016
Donald E. Meihaus

/s/ Jarl Mohn	Director	February 25, 2016
Jarl Mohn

/s/ Richelle P. Parham	Director	February 25, 2016
Richelle P. Parham

/s/ Nicholas B. Paumgarten	Director	February 25, 2016
Nicholas B. Paumgarten

/s/ Mary Peirce	Director	February 25, 2016
Mary Peirce

/s/ Jeffrey Sagansky	Director	February 25, 2016
Jeffrey Sagansky

/s/ Wesley W. Scripps	Director	February 25, 2016
Wesley W. Scripps

/s/ Ronald W. Tysoe	Director	February 25, 2016
Ronald W. Tysoe

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Selected Financial Data

Five-Year Financial Highlights

	For the years ended December 31,
(in millions, except per share data)	2015 (9)	2014	2013	2012	2011
Summary of Operations
Operating revenues (1)(3):
U.S. Networks	$2,717	$2,588	$2,466	$2,258	$2,045
International Networks	328	90	76	49	27
Corporate and Other	(27)	(13)	(11)	-	-
Total operating revenues	$3,018	$2,665	$2,531	$2,307	$2,072
Segment profit (loss) (1)(2)(3):
U.S. Networks	$1,337	$1,268	$1,213	$1,129	$1,050
International Networks	31	(42)	(18)	(2)	(7)
Corporate and Other	(122)	(104)	(93)	(86)	(66)
Total segment profit	$1,246	$1,122	$1,102	$1,041	$977
Net income attributable to SNI common shareholders (4)	$607	$545	$505	$681	$473
Per Share Data
Net income attributable to SNI common shareholders per basic share of common stock (4)	$4.68	$3.86	$3.43	$4.48	$2.87
Net income attributable to SNI common shareholders per diluted share of common stock (4)	$4.66	$3.83	$3.40	$4.44	$2.86
Cash dividends declared	$0.92	$0.80	$0.60	$0.48	$0.38
Balance Sheet Data
Total assets	$6,672	$4,657	$4,438	$4,139	$3,962
Debt (5)(6)(7)(8)(10)	$4,010	$2,369	$1,384	$1,384	$1,384

Notes to Selected Financial Data

(1) Operating revenues and segment profit (loss) represent the measures used to evaluate the operating performance of our business segments in accordance with financial accounting standards for disclosures about segments of an enterprise and related information. See “Business Segment Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2) Segment profit is a supplemental non-GAAP financial measure. Our CODM evaluates the operating performance of our business and makes decisions about the allocation of resources to the businesses using a measure we call segment profit.  Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items that are included in net income determined in accordance with GAAP. For a reconciliation of this financial measure to operating income, see “Business Segment Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3) In the fourth quarter of 2014, we modified our management reporting structure related to the operating results from our uLive business. In conjunction with this change in reporting structure, we now report the results of uLive within U.S. Networks rather than within Corporate and Other.

As a result of the Acquisition of N-Vision (see Note 4 – Acquisitions), our international operating segment has become significant.  Therefore, the Company now has two reportable segments: U.S. Networks, previously referred to as Lifestyle Media, and International Networks. As a result of the above-mentioned changes, certain prior period segment results have been recast to reflect the current presentation.

(4) Our income tax provision in 2012 reflects an income tax benefit of $213.0 million arising from the reversal of valuation allowances on deferred tax assets related to capital loss carry-forwards.  Previously, the Company had estimated that it would be unable to use any of the capital loss carry-forwards generated from the sale of our Shopzilla and uSwitch businesses.  As a consequence of a restructuring that was completed to achieve a more efficient tax structure, the Company recognized a $574.0 million capital gain that utilized substantially all of its capital loss carry-forwards.  This income tax benefit was partially offset by $23.1 million of state income tax expenses recognized on the capital gain that utilized these capital loss carry-forwards.

(5) On December 15, 2009, we acquired a 65.0 percent controlling interest in Travel Channel. In connection with this acquisition, a majority-owned subsidiary of SNI completed a private placement of $885.0 million aggregate amount of 3.55% principal Senior Notes that matured and were repaid in 2015.

(6) In 2011, we completed the sale of $500.0 million aggregate principal amount of 2.70% Senior Notes due 2016 (the “2016 Notes”).

(7) In 2014, we completed the sale of $500.0 million aggregate principal amount of 2.75% Senior Notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 3.90% Senior Notes due 2024 (the “2024 Notes”).

(8) In 2015, we amended our revolving credit facility (“Amended Revolving Credit Facility”) to permit borrowings up to an aggregate principal amount of $900.0 million, which may be increased to $1,150 at our option.  We also completed the sale of $600.0 million aggregate principal amount of 2.80% Senior Notes due 2020 (the “2020 Notes”), $400.0 million aggregate principal amount of 3.50% Senior Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of 3.95% Senior Notes due 2025 (the “2025 Notes”). During 2015, we also entered into a $250.0 million senior unsecured loan (“Term Loan”) that matures in June 2017.

On September 15, 2015 TVN executed a partial pre-payment of the 2020 TVN Notes totaling €45.1 million, comprised of principal of €43.0 million, accrued but unpaid interest of €0.8 million and premium of €1.3 million.

On November 16, 2015, TVN Finance Corporation III AB (“TVN Finance Corp.”), an indirect wholly-owned subsidiary of the Company, executed a second partial pre-payment of the 2020 TVN Notes totaling €45.6 million, comprised of principal of €43.0 million, accrued but unpaid interest of €1.3 million and premium of €1.3 million. At December 31, 2015, €344.0 million was outstanding on the 2020 TVN Notes.

(9) 2015 includes activity related to the TVN Transactions.

(10) In connection with the adoption of the FASB guidance on Imputation of Interest (see Note 3 – Accounting Standards Updates), we reclassified $10.2 million from other non-current assets to debt, less current portion in 2014 and an immaterial amount from other non-current assets to current portion of debt in 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements and the notes thereto. You should read this discussion in conjunction with those financial statements.

Forward-Looking Statements

This discussion and the information contained in the notes to the consolidated financial statements contain certain forward‑looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which, in most instances, are beyond our control, include changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; risk related to the integration of TVN and international operations; competitive pressures; interest rates; regulatory rulings; and reliance on third-party vendors for various products and services and other risks, trends and uncertainties discussed under “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statement to reflect events or circumstances after the date the statement is made.

Overview

SNI is one of the leading global developers of lifestyle-oriented content for linear and interactive video platforms, including television and the internet, with respected, high-profile brands. We seek to engage audiences that are highly-desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the internet and alternative media platforms. We intend to expand and enhance our lifestyle brands through creating popular new programming and content, extending distribution on various platforms, such as mobile phones, tablets and video-on-demand, licensing of content to third parties and of brands for consumer products and increasing our international footprint.

The growth of our international business, through acquisition and joint ventures, as well as organically, has been, and continues to be, a strategic priority for the Company.  During 2015, we completed the acquisition of TVN, a Polish media company, which operates a portfolio of 13 free-to-air and pay-TV lifestyle and entertainment networks; launched Travel Channel as a 24/7 free-to-air channel in the UK; expanded distribution of Food Network across Latin America and HGTV in Asia-Pacific; launched Food Network in Australia, in partnership with Special Broadcasting Service (“SBS”); secured a large volume output deal with Nine in Australia to launch Food Network and HGTV-branded blocks on newly-launched 9LIFE, Australia’s first free-to-air lifestyle network.

We currently broadcast 39 international channel feeds, reaching approximately 265 million cumulative subscribers under the HGTV, DIY, Food Network, AFC, Cooking Channel, Fine Living and Travel Channel brands, as well as the TVN network portfolio. Our broadcast networks are distributed in 29 languages, with channel feeds customized according to language in more than 175 countries and territories. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters around the world.

Consolidated operating revenues increased $352.8 million, or 13.2 percent, in 2015 compared with 2014 and $134.6 million, or 5.3 percent, in 2014 compared with 2013. We manage our operations through two reportable segments, U.S. Networks and International Networks.

Despite the growth in the international business noted above, U.S. Networks continues to account for the majority of the Company’s performance.  U.S. Networks generated operating revenues of $2,716.7 million, representing 90.0 percent of our consolidated operating revenues, in 2015 compared with $2,588.4 million, representing 97.1 percent of our consolidated operating revenues, in 2014 and $2,466.1 million, representing 97.4 percent of our consolidated operating revenue, in 2013. U.S. Networks generates revenue principally from advertising sales and from affiliate fees paid for the right to distribute our programming content. Programming expenses, employee costs and marketing and advertising expenses are the primary operating costs of U.S. Networks.

International Networks generated operating revenues of $327.9 million, representing 10.9 percent of our consolidated operating revenues, in 2015 compared with $90.2 million, representing 3.4 percent of our consolidated operating revenues, in 2014, primarily driven by the inclusion of TVN for six months in 2015, and $75.7 million, representing 3.0 percent of our consolidated operating revenues, in 2013. International Networks generates revenues primarily from advertising sales, affiliate fees and the licensing of programming to third parties. Satellite transmission fees, programming expenses, employee costs and marketing and advertising expenses are the primary operating costs of International Networks.

Results of Operations

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars.  We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop strong brands and create new media platforms through which we can capitalize on the audiences we aggregate.

Consolidated Results of Operations

	For the years ended December 31,
( in thousands)	2015	Change	2014	Change	2013
Operating revenues	$3,018,227	13.2%	$2,665,456	5.3%	$2,530,809
Cost of services, excluding depreciation and amortization of intangible assets	987,357	26.8%	778,896	11.4%	699,294
Selling, general and administrative	785,179	2.7%	764,799	4.9%	729,055
Depreciation and amortization of intangible assets	137,596	7.0%	128,582	9.4%	117,580
Write-down of goodwill	-	0.0%	-	(100.0)%	24,723
Loss on disposal of property and equipment	4,163	378.5%	870	(48.2)%	1,681
Total operating expenses	1,914,295	14.4%	1,673,147	6.4%	1,572,333
Operating income	1,103,932	11.2%	992,309	3.5%	958,476
Interest expense, net	(108,047)	105.1%	(52,687)	8.2%	(48,710)
Equity in earnings of affiliates	80,916	(5.5)%	85,631	7.5%	79,644
Gain (loss) on derivatives	50,256	N/M	2,810	139.7%	(7,085)
Miscellaneous, net	(5,193)	N/M	(212)	(102.5)%	8,326
Income from operations before income taxes	1,121,864	9.1%	1,027,851	3.8%	990,651
Provision for income taxes	343,391	14.1%	301,043	(2.1)%	307,623
Net income	778,473	7.1%	726,808	6.4%	683,028
Net income attributable to non-controlling interests	(171,645)	(5.4)%	(181,533)	2.0%	(177,958)
Net income attributable to SNI	$606,828	11.3%	$545,275	8.0%	$505,070

2015 Compared with 2014

Consolidated operating revenues increased $352.8 million, or 13.2 percent, in 2015 compared with 2014, primarily attributed to continued growth in advertising sales and affiliate fee revenues from our domestic television networks, as well as the inclusion of TVN results for six months in 2015. Consolidated advertising revenues increased $246.1 million, or 13.6 percent, in 2015 compared with 2014. The increase in advertising revenues was primarily driven by higher demand and pricing in the U.S. market and the inclusion of TVN results for six months in 2015. Consolidated affiliate fee revenues increased $75.8 million, or 9.5 percent, in 2015 compared with 2014, primarily due to negotiated contractual rate increases and the inclusion of TVN results for six months in 2015.

Cost of services, which consists of program amortization and costs associated with distributing our content, increased $208.5 million, or 26.8 percent, in 2015 compared with 2014, inclusive of the results of TVN for six months in 2015. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, increased $162.2 million, or 26.1 percent, in 2015 compared with 2014, reflecting our continued investment in the improved quality and variety of programming on our networks and higher than normal program impairments. Additionally, cost of services in 2015 includes $2.8 million of costs for severance retention and related retirement benefit costs, as well as relocation expenses, incurred as a result of the initiation of a program in the fourth quarter of 2014 offering early retirement and eliminating certain positions (the “Restructuring Plan”), while 2014 includes $3.9 million of these costs.

Selling, general and administrative, which primarily consists of employee costs, marketing and advertising expenses, administrative costs and costs of facilities, increased $20.4 million, or 2.7 percent, in 2015 compared with 2014, inclusive of the results of TVN for six months in 2015. Selling, general and administrative in 2015 includes $28.2 million of TVN transaction and integration costs. Selling, general and administrative in 2015, also includes a $13.3 million of costs related to the Restructuring Plan and $3.2 million of costs related to the activities undertaken in the fourth quarter of 2015 to integrate the networks (the “Reorganization”). Selling, general and administrative in 2014 includes $10.5 million of costs related to the Restructuring Plan and $9.7 million related to contract termination costs.

The $9.0 million, or 7.0 percent, increase in depreciation and amortization of intangible asset in 2015 compared with 2014 reflects the impact of the Transactions in 2015 and the related incremental amortization as a result of purchase price accounting.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings.  At December 31, 2014, we had $885.0 million aggregate principal amount of 3.55% Senior Notes due 2015 outstanding throughout 2014 that were repaid in January 2015 and the 2016 Notes that were outstanding for all of 2014 and 2015. In November 2014, we issued $1,000.0 million of Senior Notes, comprised of the 2019 Notes and the 2024 Notes. Additionally, we increased our borrowing activity to generate funds necessary to complete the Transactions, all of which were completed during the third quarter of 2015. The additional activity resulted in an incremental $1,500.0 million of Senior Notes issued in June 2015, comprised of the 2020 Notes, the 2022 Notes and the 2025 Notes, as well as the $250.0 million Term Loan. We also assumed debt as part of the Transactions, including the 2018 TVN Notes, the 2020 TVN Notes and the TVN Facility and Cash Loan. Interest expense, net increased $55.4 million in 2015 compared with 2014 due to higher average debt levels. Interest expense, net also includes interest income of $6.9 million in 2015 and $6.7 million in 2014, primarily related to the UKTV note.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates is our proportionate 50.0 percent share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces equity in earnings we recognize from the UKTV investment. Accordingly, equity in earnings of affiliates includes our $46.5 million proportionate share of UKTV’s results in 2015 and $44.5 million for our proportionate share of UKTV’s results in 2014, which were reduced by amortization of $16.8 million in 2015 and $19.0 million in 2014. Equity in earnings of affiliates also includes ($5.6) million related to nC+ and Onet, TVN’s equity investments, in 2015.

Gain (loss) on derivatives represents realized and unrealized positions on derivative contracts, primarily related to foreign currency hedges. We recognized $50.3 million of gains in 2015 compared with $2.8 million of gains in 2014, primarily as a result of various hedge contracts executed for the TVN Transactions in 2015.

Miscellaneous, net includes foreign currency exchange transaction gains and losses, which represented a $22.4 million net loss in 2015 compared with a $4.2 million net loss in 2014.  Also included in miscellaneous, net in 2015 is an $8.3 million gain on extinguishment of debt.

Our effective tax rate was 30.6 percent in 2015 and 29.3 percent in 2014 primarily driven by a decrease in the tax impact of our non-controlling interest benefit in 2015, state taxes in connection with changes in state tax laws and rates enacted in 2015 and certain non-deductible expenses incurred in 2015 related to the Transactions.

Non-controlling owners hold a 31.3 percent interest in the Food Network Partnership and a 35.0 percent interest in the Travel Channel. The non-controlling owners’ proportionate share of the results of these businesses are captured in the net income attributable to non-controlling interests caption within the consolidated statements of operations and represents the continued profitability of both the Food Network Partnership and Travel Channel.

2014 Compared with 2013

Consolidated operating revenues increased $134.7 million, or 5.3 percent, in 2014 compared with 2013, primarily attributed to continued growth in advertising sales and affiliate fee revenues from our domestic television networks. Consolidated advertising revenues increased $98.7 million, or 5.7 percent, in 2014 compared with 2013. The increase in consolidated advertising revenues was primarily attributed to higher pricing from advertising units sold. Consolidated affiliate fee revenues increased $41.0 million, or 5.4 percent, in 2014 compared with 2013, primarily due to negotiated contractual rate increases.

Cost of services, which consists of program amortization and costs associated with distributing our content, increased $79.6 million, or 11.4 percent, in 2014 compared with 2013. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, increased $64.5 million, or 11.6 percent, in 2014 compared with 2013, reflecting our continued investment in the improved quality and variety of programming on our networks. Additionally, cost of services in 2014 includes $3.9 million of costs related to the Restructuring Plan.

Selling, general and administrative, which primarily consists of employee costs, marketing and advertising expenses, administrative costs and costs of facilities, increased $35.7 million, or 4.9 percent, in 2014 compared with 2013. Increases in marketing and advertising costs and $9.7 million of contract termination costs incurred in 2014 contributed to the increase in selling, general and administrative in 2014 compared with 2013. Selling, general and administrative in 2014 also includes $10.5 million of costs related to the Restructuring Plan.

The $11.0 million, or 9.4 percent, increase in depreciation and amortization of intangible assets in 2014 compared with 2013 reflects the impact of the AFC acquisition in 2013 and depreciation incurred on capitalized software and website development costs.

In 2013, we recorded a $24.7 million non-cash charge to write-down the goodwill associated with TCI.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. For 2014 and 2013, our outstanding borrowings included $885.0 million aggregate principal amount of 3.55% Senior Notes due 2015 and the 2016 Notes. In November 2014, we issued the 2019 Notes and the 2024 Notes. Interest expense, net increased $4.0 million in 2014 compared with 2013 due to higher average debt levels driven by the 2019 Notes and 2024 Notes issued in late 2014.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates is our proportionate 50.0 percent share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces equity in earnings we recognize from the UKTV investment. Accordingly, equity in earnings of affiliates includes our $44.5 million proportionate share of UKTV’s results in 2014 and $36.8 million for our proportionate share of UKTV’s results in 2013, which were reduced by amortization of $19.0 million in 2014 and $18.0 million in 2013.

Gain (loss) on derivatives represents realized and unrealized positions on derivative contracts, primarily related to foreign currency hedges. We recognized $2.8 million of gains in 2014 compared with $7.1 million of losses in 2013.

Miscellaneous, net includes foreign exchange transaction gains and losses, which represented a $4.2 million net loss in 2014 compared with a $2.8 million net gain in 2013.

Our effective tax rate was 29.3 percent in 2014 and 31.1 percent in 2013. The effective tax rate in 2013 was impacted by the impairment charge recorded for the write-down of TCI’s goodwill, which was not deductible for income tax purposes.

Non-controlling owners hold a 31.3 percent interest in the Food Network Partnership and a 35.0 percent interest in the Travel Channel. The non-controlling owners’ proportionate share of the results of these businesses are captured in the net income attributable to non-controlling interests caption within the consolidated statements of operations and represents the continued profitability of both the Food Network Partnership and Travel Channel.

Business Segment Results

As discussed in Note 21-Segment Information to the consolidated financial statements, our CODM evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the business using a non-GAAP measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items included in net income determined in accordance with GAAP.

Items excluded from segment profit generally result from decisions made in prior periods or by corporate executives rather than the managers of the business segments. Depreciation and amortization charges are the result of decisions made in prior periods regarding the allocation of resources and are, therefore, excluded from this measure. Financing, tax structure and divestiture decisions are generally made by corporate executives. Excluding these items from the performance measures of our businesses enables us to evaluate business segment operating performance based upon current economic conditions and decisions made by the managers of those businesses in the current period.

As a result of the acquisition of N-Vision (see Note 4 – Acquisitions), our international operating segment has become significant. Therefore, the Company now has two reportable segments: U.S. Networks, previously referred to as Lifestyle Media, and International Networks. As a result of these changes to our reportable segments, certain prior period segment results have been recast to reflect the current presentation.

Information regarding the operating performance of our business segments and a reconciliation of such information to the consolidated financial statements is as follows:

	For the years ended December 31,
(in thousands)	2015	Change	2014	Change	2013
Segment operating revenues:
U.S. Networks	$2,716,663	5.0%	$2,588,357	5.0%	$2,466,061
International Networks	327,891	263.6%	90,180	19.2%	75,677
Corporate and Other	(26,327)	(101.3)%	(13,081)	(19.7)%	(10,929)
Total operating revenues	$3,018,227	13.2%	$2,665,456	5.3%	$2,530,809
Segment profit (loss):
U.S. Networks	$1,337,189	5.4%	$1,268,417	4.6%	$1,212,767
International Networks	30,893	173.8%	(41,854)	(138.7)%	(17,535)
Corporate and Other	(122,391)	(16.8)%	(104,802)	(13.0)%	(92,772)
Total segment profit	1,245,691	11.0%	1,121,761	1.8%	1,102,460
Depreciation and amortization of intangible assets	137,596	7.0%	128,582	9.4%	117,580
Write-down of goodwill	-	0.0%	-	(100.0)%	24,723
Loss on disposal of property and equipment	4,163	378.5%	870	(48.2)%	1,681
Interest expense, net	(108,047)	105.1%	(52,687)	8.2%	(48,710)
Equity in earnings of affiliates	80,916	(5.5)%	85,631	7.5%	79,644
Gain on derivatives	50,256	N/M	2,810	139.7%	(7,085)
Miscellaneous, net	(5,193)	N/M	(212)	(102.5)%	8,326
Income from operations before income taxes	$1,121,864	9.1%	$1,027,851	3.8%	$990,651

A reconciliation of segment profit to operating income determined in accordance with GAAP is as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Operating income	$1,103,932	$992,309	$958,476
Depreciation and amortization of intangible assets:
U.S. Networks	95,120	111,497	104,215
International Networks	38,780	11,542	8,177
Corporate and Other	3,696	5,543	5,188
Write-down of goodwill	-	-	24,723
Loss (gain) on disposal of property and equipment:
U.S. Networks	4,474	1,311	1,606
International Networks	461	(5)	6
Corporate and Other	(772)	(436)	69
Total segment profit	$1,245,691	$1,121,761	$1,102,460

U.S. Networks

U.S. Networks includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and mobile businesses serving home, food, travel and other lifestyle-related categories. The Food Network and Cooking Channel are included in the Food Network Partnership, of which we own 68.7 percent. We also own 65.0 percent of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. U.S. Networks earns revenue primarily from the sale of advertising time and from affiliate fees paid by distributors of our content.

U.S. Networks’ Results of Operations

	For the years ended December 31,
(in thousands)	2015	Change	2014	Change	2013
Segment operating revenues:
Advertising	$1,851,574	3.6%	$1,787,647	5.3%	$1,697,170
Network affiliate fees, net	800,134	5.8%	755,950	4.9%	720,547
Other	64,955	45.1%	44,760	(7.4)%	48,344
Total segment operating revenues	2,716,663	5.0%	2,588,357	5.0%	2,466,061
Segment costs and expenses:
Cost of services, excluding depreciation and amortization of intangible assets	794,387	10.7%	717,867	9.6%	655,087
Selling, general and administrative	585,087	(2.8)%	602,072	0.6%	598,207
Total segment costs and expenses	1,379,474	4.5%	1,319,939	5.3%	1,253,294
Segment profit	$1,337,189	5.4%	$1,268,417	4.6%	$1,212,767
Supplemental Information:
Program amortization	$696,232	14.8%	$606,690	11.1%	$546,133
Program payments	$764,154	8.3%	$705,817	15.0%	$613,614
Depreciation and amortization	$95,120	(14.7)%	$111,497	7.0%	$104,215
Capital expenditures	$40,120	(19.8)%	$50,042	(20.6)%	$63,026

Operating revenues increased $128.3 million, or 5.0 percent, in 2015 compared with 2014 and $122.3 million, or 5.0 percent, in 2014 compared with 2013, with growth in each year-over-year period coming from both advertising sales and affiliate fee revenues. Advertising revenues increased $63.9 million, or 3.6 percent, in 2015 compared with 2014 and $90.5 million, or 5.3 percent, in 2014 compared with 2013, with pricing driving the growth in each year-over-year period. Operating revenues from advertising sales represented 68.2 percent, 69.1 percent and 68.9 percent of total operating revenues for the segment for 2015, 2014 and 2013, respectively. The amount of advertising revenue we earn is a function of the pricing negotiated with advertisers, the number of advertising spots sold and audience impressions delivered.

Advertising revenue was supplemented with affiliate fee revenue growth of $44.2 million, or 5.8 percent, in 2015 compared with 2014 and $35.4 million, or 4.9 percent, in 2014 compared with 2013, with growth in each year-over-year period primarily attributed to negotiated contractual rate increases, which was slightly offset by a decrease in the number of subscribers receiving our networks. Operating revenues from affiliate fees represented 29.5 percent, 29.2 percent and 29.2 percent of total operating revenues for the segment for 2015, 2014 and 2013, respectively. Distribution agreements with cable and satellite television systems and telecommunication service providers require distributors to pay SNI fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks.

The increase in cost of services in 2015 compared with 2014 and in 2014 compared with 2013 reflects our continued investment in the improved quality and variety of programming on our networks.  Program amortization increased $89.5 million, or 14.8 percent, in 2015 compared with 2014 and $60.6 million, or 11.1 percent, in 2014 compared with 2013, and represented 50.5 percent, 46.0 percent and 43.6 percent of US Networks’ total operating segment costs and expenses in 2015, 2014 and 2013, respectively. The year-over-year fluctuation in program amortization is impacted by program asset impairments that totaled $69.8 million in 2015, $38.4 million in 2014 and $32.0 million in 2013. Cost of services includes $2.8 million and $3.9 million of costs in 2015 and 2014, respectively, related to the Restructuring Plan.

Selling, general and administrative decreased $17.0 million, or 2.8 percent, in 2015 compared with 2014 and increased $3.9 million, or 0.6 percent, in 2014 compared with 2013. Selling, general and administrative in 2015 and 2014 includes $5.8 million and $8.2 million, of costs, respectively, related to the Restructuring Plan. Also included in 2015 is $3.1 million of costs related to the Reorganization. The 2.8 percent decrease in selling, general and administrative in 2015 reflects the benefit of reduced on-going employee costs associated with the Restructuring Plan.

U.S. Networks’ Supplemental Information

	For the years ended December 31,
(in thousands)	2015	Change	2014	Change	2013
Operating Revenues by Network:
HGTV	$1,007,706	7.4%	$938,475	7.1%	$876,051
Food Network	891,578	0.3%	888,533	3.9%	854,936
Travel Channel	309,157	(1.6)%	314,199	(0.5)%	315,773
DIY Network	167,421	10.1%	152,094	9.7%	138,663
Cooking Channel	134,783	11.5%	120,835	9.6%	110,244
Great American Country	30,487	1.1%	30,154	8.8%	27,717
Digital Businesses	136,932	12.2%	122,062	1.3%	120,510
Other	42,953	55.9%	27,547	10.8%	24,865
Intrasegment eliminations	(4,354)	(21.4)%	(5,542)	105.4%	(2,698)
Total segment operating revenues	$2,716,663	5.0%	$2,588,357	5.0%	$2,466,061
Subscribers by Network (1):
HGTV	93,400	(2.4)%	95,700	(1.7)%	97,400
Food Network	95,000	(2.1)%	97,000	(1.6)%	98,600
Travel Channel	88,600	(3.2)%	91,500	(2.5)%	93,800
DIY Network	61,200	4.8%	58,400	1.0%	57,800
Cooking Channel	64,900	4.7%	62,000	1.8%	60,900
Great American Country	58,100	(2.5)%	59,600	(4.9)%	62,700

(1)	Subscriber counts are according to the Nielsen Homevideo Index of homes that receive cable networks.

International Networks

International Networks includes the lifestyle-oriented networks available in the UK, EMEA, APAC and Latin America.  Additionally, the International Networks segment includes TVN.

International Networks’ Results of Operations

	For the years ended December 31,
(in thousands)	2015	Change	2014	Change	2013
Segment operating revenues:
Advertising	$210,956	634.0%	$28,741	39.8%	$20,564
Network affiliate fees, net	74,850	73.2%	43,227	14.7%	37,672
Other	42,085	131.1%	18,211	4.4%	17,441
Total segment operating revenues	327,891	263.6%	90,179	19.2%	75,677
Segment costs and expenses:
Cost of services, excluding depreciation and amortization of intangible assets	206,321	205.4%	67,547	34.1%	50,359
Selling, general and administrative	90,677	40.6%	64,484	50.5%	42,853
Total segment costs and expenses	296,998	124.9%	132,031	41.6%	93,212
Segment profit (loss)	$30,893	(173.8)%	$(41,852)	138.7%	$(17,535)
Supplemental Information:
Program amortization	$87,224	312.2%	$21,162	27.1%	$16,648
Program payments	$111,400	463.6%	$19,765	41.4%	$13,977
Depreciation and amortization	$38,780	236.0%	$11,542	41.2%	$8,177
Capital expenditures	$10,424	26.9%	$8,212	12.3%	$7,313

Operating revenues increased $237.7 million, in 2015 compared with 2014 with growth coming from both advertising sales and affiliate fee revenues, primarily attributed to the inclusion of TVN results for six months in 2015. Advertising revenues increased $182.2 million in 2015 compared with 2014, driven by the inclusion of TVN results for six months in 2015, while affiliate fee revenues increased $31.6 million, in 2015 compared with 2014, also driven by the inclusion of TVN for six months in 2015. Operating revenues from advertising sales were 64.3 percent, 31.9 percent and 27.2 percent of total operating revenues for the segment for 2015, 2014 and 2013, respectively. Operating revenues from affiliate fees were 22.8 percent, 47.9 percent and 49.8 percent of total operating revenues for the segment for 2015, 2014 and 2013, respectively.

The increase in cost of services in 2015 compared with 2014 and 2014 compared with 2013 reflects our continued investment in the improved quality and variety of programming on our networks.  Program amortization increased $66.1 million in 2015 compared with 2014, primarily due to the inclusion of TVN for six months in 2015, and represents 29.3 percent and 16.0 percent of International Networks segment costs and expenses in 2015 and 2014, respectively.

Selling, general and administrative in 2015 increased $26.2 million, or 40.6 percent, in 2015 compared with 2014, primarily due to the inclusion of TVN for six months in 2015, which includes $4.6 million of TVN transaction and integration cost.

Equity in earnings of affiliates for International Networks accounts for nearly 50.0 percent of the consolidated equity in earnings of affiliates and is driven by the results of UKTV. Our 50.0 percent portion of UKTV’s earnings, net of amortization, were $29.7 million in 2015 compared with $25.5 million in 2014, representing a $4.2 million, or 16.5 percent increase year-over-year.

Corporate and Other

Corporate and Other includes the results of businesses not separately identified as reportable segments for external financial reporting purposes and will continue to be disclosed separately from the results of U.S. Networks and International Networks.  The Company generally does not allocate employee-related corporate overhead costs to its reportable segments, but rather classifies these expenses within Corporate and Other. However, certain corporate costs, including information technology, pension and other employee benefits and other shared service functions, are allocated to our businesses. These allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the businesses.

The Corporate and Other segment loss amounts in 2015 include $23.6 million for TVN transaction and integration costs and $7.5 million of costs related to the Restructuring Plan, while 2014 includes $2.3 million of costs related to the Restructuring Plan.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our Amended Revolving Credit Facility and access to capital markets. Advertising revenues provide approximately 68.3 percent of total consolidated operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $223.4 million at December 31, 2015 and $878.2 million at December 31, 2014. We have an Amended Revolving Credit Facility which permits $900.0 million in aggregate borrowings, with the option to increase up to $1,150.0 million, and expires in March 2020, with the exception of $32.5 million, which expires in March 2019. There were $389.2 million of borrowings outstanding under the Amended Revolving Credit Facility at December 31, 2015. In the fourth quarter of 2014, we issued $1,000.0 million aggregate principal amount of Senior Notes whose funds were primarily used to repay the $885.0 million Senior Notes that matured in January 2015. In the second quarter of 2015, we issued $1,500.0 million aggregate principal amount of Senior Notes whose net proceeds were primarily used to fund the Transactions. In the second quarter of 2015, we also entered into a $250.0 million Term Loan agreement.

Our cash flow has been used primarily to fund acquisitions and investments, develop new businesses, acquire shares of our common stock, pay dividends on our common stock and repay debt. We expect cash flows from operating activities in 2016 will provide sufficient liquidity to fund our operations, including the repayment of the $500.0 million 2016 Note due in December 2016.

Cash Flows

Cash and cash equivalents decreased $654.8 million in 2015, and increased $191.8 million in 2014 and $248.8 million in 2013. Components of these changes are discussed below in more detail.

Operating Activities

Cash provided by operating activities totaled $814.2 million in 2015, $777.6 million in 2014 and $877.2 million in 2013.  Segment profit totaled $1,245.7 million in 2015, $1,121.8 million in 2014 and $1,102.5 million in 2013. Growth in operating revenues of $128.3 million, or 5.0 percent, in 2015 compared with 2014 for U.S. Networks contributed to the year-over-year increases in segment profit for U.S. Networks. Our Acquisition of TVN is the primary driver of the 263.6 percent growth in segment profit in 2015 compared with 2014 for our International Networks segment. Program payments exceeded the program amortization recognized in our consolidated statements of operations by $92.1 million in 2015, $104.4 million in 2014 and $70.9 million in 2013, reducing cash provided by operating activities for those respective periods. Cash provided by operating activities was also reduced for income taxes and interest payments paid, totaling $414.3 million in 2015, $355.4 million in 2014 and $275.4 million in 2013 and was increased for dividends received from equity investments, totaling $93.6 million in 2015, $104.2 million in 2014 and $83.9 million in 2013.

Investing Activities

Cash used in investing activities totaled $604.5 million in 2015, $78.3 million in 2014 and $168.0 million in 2013.  Capital expenditures totaled $52.5 million in 2015, $53.8 million in 2014, and $73.0 million in 2013.

In the third quarter of 2015, we acquired N-Vision for consideration of $539.3 million of cash outflows, net of cash acquired, plus debt assumed. This resulted in a 52.7 percent controlling interest in TVN.  Additionally, in 2015 we paid a $16.0 million premium for a call option on Euros to fund the Transactions, which is included as a cash outflow, while the $65.8 million settlement on various derivatives contracts related to the Transactions positively impacted cash flows in 2015.

In April 2013, we acquired AFC for net consideration of $64.4 million.

Financing Activities

Cash used in financing activities totaled $877.0 in 2015, $505.0 million in 2014, and $460.9 million in 2013.

Our 2015 financing activities include $853.9 million paid to acquire the 47.3 percent non-controlling interest of outstanding TVN shares through the Tender Offer and Squeeze-out.

In November 2014, we issued $1,000.0 million aggregate principal amount of Senior Notes consisting of $500.0 million of the 2019 Notes and $500.0 million of the 2024 Notes.

In June 2015, we issued $1,500.0 million aggregate principal amount of Senior Notes consisting of $600 million of the 2020 Notes, $400.0 million of the 2022 Notes and $500.0 million of the 2025 Notes.  As a result of issuing the $1,500.0 million in Senior Notes, we incurred $14.5 million of deferred loan costs. In June, we also entered into the $250.0 million Term Loan.

During 2015, we incurred $1,435.5 million of draws on our Amended Credit Revolving Facility and made $1,045.0 million of repayments.

In January 2015, we repaid the $885.0 million aggregate principal amount of 3.55% Senior Notes due 2015.

In July 2015, we retired the €300.0 million 2021 PIK Notes.  In September 2015 we redeemed €43.0 million of the 2020 TVN Notes.  In November 2015 we redeemed €43.0 million of the 2020 TVN Notes and retired all of the €116.6 million 2018 TVN Notes.

Our Repurchase Programs authorized by the Board permits us to acquire the Company’s class A common shares.  There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of class A common shares under the Repurchase Programs. During 2015 we repurchased 4.0 million shares for $288.5 million, including 3.0 million shares repurchased for $216.8 million from Scripps family members.  During 2014, we repurchased 15.4 million shares for approximately $1,199.0 million, including 4.5 million shares repurchased for $339.5 million from Scripps family members. During 2013, we repurchased 3.9 million shares for $253.2 million.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2015, the Board approved an increase in the quarterly dividend rate to $0.23 per share. Total dividend payments to shareholders of our common stock were $118.9 million in 2015, $112.9 million in 2014 and $88.4 million in 2013. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends are subject to our earnings, financial condition and capital requirements.

Pursuant to the terms of the Food Network Partnership agreement, the Partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by partners prior to distributions based upon each partners’ ownership interest in the Partnership. During 2012, remaining outstanding capital contributions were returned to the respective partners. Cash distributions to Food Network’s non-controlling interest partner were $164.2 million in 2015, $189.3 million in 2014 and $154.1 million in 2013. Cash distributions to Travel Channel’s non-controlling interest partner were $13.0 million in 2015, $27.6 million in 2014 and $6.4 million in 2013.

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

Our contractual obligations under certain contracts are included in the following table.

Contractual Obligations

A summary of our contractual cash commitments as of December 31, 2015 were as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total
Debt:
Principal amounts	$499,000	$249,000	$1,889,000	$1,390,000	$4,027,000
Interest on debt	133,804	236,595	178,076	184,031	732,506
Programming:
Available for broadcast	68,892	6,946	-	-	75,838
Not yet available for broadcast	249,035	40,947	685	-	290,667
Talent contracts	20,097	18,375	-	-	38,472
Operating leases:
Non-cancelable	27,439	55,059	42,709	19,682	144,889
Cancelable	2,363	2,963	2,516	586	8,428
Pension obligations:
Minimum pension/SERP funding	17,500	7,638	10,713	29,026	64,877
Other commitments:
Satellite transmission	45,190	66,291	16,380	275	128,136
Non-cancelable purchase and service commitments	22,119	38,111	8,009	1,000	69,239
Other purchase and service commitments	17,537	8,687	689	-	26,913
Total contractual cash obligations	$1,102,976	$730,612	$2,148,777	$1,624,600	$5,606,965

In the ordinary course of business, we enter into multi-year contracts to obtain distribution of our networks, license or produce programming, secure on-air talent, lease office space and equipment, obtain satellite transmission services and purchase other goods and services.

Debt

Principal payments on long-term debt reflect the repayment of various fixed rate notes assuming repayment will occur upon expiration of the fixed rate notes. Interest payments on the fixed rate notes are projected based on contractual rate and maturity of the note.

Programming

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

Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our Pension Plan in 2015 and estimated benefit payments for our SERP.  Estimated payments for the SERP have been estimated over a ten year period.  Accordingly, the amounts in the over 5 years column include estimated payments for the 2021 through 2025 periods.  While benefit payments under these plans are expected to continue beyond 2025, we believe it is not practicable to estimate payments beyond this period.

Income Tax Obligations

The contractual obligations table does not include any amounts for income taxes due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2015, our reserves for income taxes totaled $101.9 million and are reflected in other liabilities on our consolidated balance sheets (see Note 12-Income Taxes).

Other Purchase Commitments

We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2015. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Redemption of Non-controlling Interests in Subsidiary Companies

The non-controlling interest holder of Travel Channel has a put option requiring us to repurchase their interest, and we have a call option right to acquire their interest. The put option on the non-controlling interest became exercisable on August 18, 2015, and our call option became exercisable on December 15, 2015. We have notified the owner of the non-controlling interest of our intention to execute the call option. The non-controlling interest holder will receive negotiated value at the time either option is exercised (see Note 24- Subsequent Events). The table of contractual obligations does not include amounts for the repurchase of non-controlling interests.

The Food Network and Cooking Channel are operated and organized under the terms of the Partnership. The Company and a non-controlling owner hold interests in the Partnership.  During the fourth quarter of 2014, the Partnership was extended and specifies a dissolution date of December 31, 2016. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as a holder of 80.0 percent of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

During the year, the Company purchased all of the outstanding shares of TVN through a series of transactions (see Note 4 Acquisitions).

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

Programs and Program Licenses

Production costs for programs produced by us or for us are capitalized as program assets. Such costs include capitalizable direct costs, production overhead, development costs and acquired production costs. Program licenses, which represent approximately 6 percent of our program assets, generally have fixed terms, limits the number of times we can air the programs and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when programs become available for broadcast. Program assets are amortized to expense over the estimated useful lives of the programs based on future cash flows.  The amortization of program assets generally results in an accelerated method over the estimated useful lives.

Estimated future cash flows can change based upon market acceptance, advertising and network affiliate fee rates, the number of subscribers receiving our networks and program usage. Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to net realizable value is recorded. Development costs for programs that we have determined will not be produced are written off.

Acquisitions

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

Goodwill

Goodwill for each reporting unit is tested for impairment at the reporting unit level as least annually, or when events occur or circumstances change that would indicate the fair value of a reporting unit may be below its carrying value. As of December 31, 2015, our reporting units for purposes of performing the impairment test for goodwill were U.S. Networks, International Networks conducting business in EMEA, International Networks conducting business in APAC and TVN. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required.

As of December 31, 2015, the fair value of our U.S. Networks reporting unit substantially exceeded its carrying value. Based on management’s evaluation, the fair value of each of the other reporting units also exceeded carrying value. Therefore, there were no impairment charges recorded in 2015.

A significant portion of net assets in our EMEA and APAC reporting units are comprised of the assets acquired in the Travel Channel International (“TCI”) and AFC business acquisitions, respectively.  We completed the TCI acquisition in 2012 and recorded a partial goodwill write-down of $24.7 million and completed the AFC acquisition in 2013.

Finite-Lived Intangible Assets

Finite-lived intangible assets (e.g., network distribution relationships, tradenames, broadcast licenses, customer and advertiser lists, and other acquired rights) are tested for impairment when a triggering event occurs. Such triggering events include the significant disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related asset. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of such asset exceeds the undiscounted cash flows, the asset is deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value with fair value, generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale or there is an actively pursuing buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

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

We have deferred tax assets and record valuation allowances to reduce such deferred tax assets to the amount that is more likely than not to be realized. We consider on-going prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  In the event we determine that the deferred tax asset we would realize would be greater or less than the net amount recorded, an adjustment is made to the tax provision in that period.

Revenue Recognition

Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured.

New Accounting Standards

A discussion of recently issued accounting pronouncements is provided in Note 3-Accounting Standards Updates and Recently Issued Accounting Standards Updates of the notes to consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to interest rates and foreign currency exchange rates. We use, or expect to use, derivative financial instruments to reduce exposure to risks from fluctuations in interest rates and foreign currency exchange rates and to limit the impact of our earnings and cash flows. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure, and we do not hold or enter into financial instruments for speculative trading purposes.

We are subject to interest rate risk associated with our Amended Revolving Credit Facility, as borrowings bear interest at Libor plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. Aggregate principal amounts of outstanding debt at December 31, 2015 included $1,483.9 million of Senior Notes issued in June 2015, which includes the 2020 Notes, the 2022 Notes and the 2025 Notes, a $249.1 million Term Loan, also issued in June 2015, $988.0 million of Senior Notes issued in November 2014, which includes the 2019 Notes and the 2024 Notes, $499.2 million of the 2016 Notes issued in December 2011 and $400.0 million TVN 2020 Notes assumed as part of the Transactions. A 100 basis point increase or decrease in the blended level of interest rates, respectively, would decrease or increase the total aggregate fair value of all outstanding Senior Notes by approximately $157.5 million and $137.8 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments as of December 31:

	2015		2014
		Fair		Fair
(in thousands)	Cost	Value	Cost	Value
Financial instruments subject to interest rate risk:
Amended Revolving Credit Facility	$389,170	$389,170	-	-
Term Loan	249,129	249,129	-	-
3.55% Senior Notes due 2015	-	-	$883,895	$885,358
2.70% Senior Notes due 2016	499,174	504,415	498,272	514,897
2.75% Senior Notes due 2019	495,750	494,290	494,644	501,792
TVN 7.38% Senior Notes due 2020	399,986	408,110	-	-
2.80% Senior Notes due 2020	593,796	585,558	-	-
3.50% Senior Notes due 2022	395,309	388,348	-	-
3.90% Senior Notes due 2024	493,210	480,490	492,443	507,948
3.95% Senior Notes due 2025	494,748	478,475	-	-
Total debt	$4,010,272	$3,977,985	$2,369,254	$2,409,995

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $112.1 million at December 31, 2015 and $116.2 million at December 31, 2014, effectively act as a revolving credit facility for UKTV. The note accrues interest at variable rates related to either the spread over LIBOR or other identified market indices. Because the notes receivable are variable rate, the carrying amount of such note receivable is believed to approximate fair value.

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. Dollar. Our primary exposures to foreign currencies are the exchange rates between the U.S. Dollar and the Canadian Dollar, the U.S. Dollar and the British Pound, the U.S. Dollar and the Euro, the U.S. Dollar and the Polish Zloty, the British Pound and the Euro and the Euro and the Polish Zloty.  Reported earnings and assets may be reduced in periods in which the U.S. Dollar increases in value relative to these currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts. The change in fair value of non-designated contracts is included within gain (loss) on derivatives in our consolidated statements of operations. The gross notional amount of these contracts outstanding was the U.S. Dollar equivalent of $118.6 million at December 31, 2015 and $124.3 million at December 31, 2014.  A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at December 31, 2015 indicates that if the U.S. Dollar strengthened/weakened by 10.0 percent against the British Pound, the fair value of these contracts would increase/decrease by approximately $11.8 million. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. These off-setting gains and losses are not reflected in the above analysis.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

SNI’s management is responsible for establishing and maintaining adequate internal controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Scripps Networks Interactive and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Our assessment of the effectiveness of internal control over financial reporting did not include the internal controls of TVN as we are currently assessing their control environment, as permitted by Securities and Exchange Commission guidelines that allow companies to exclude certain acquisitions from their assessment of internal controls over financial reporting during the first year of an acquisition. TVN revenues for the six months ended December 31, 2015 (the period SNI owned TVN) were $224.7 million, representing 7.4 percent of our consolidated revenue for the twelve months ended December 31, 2015. TVN assets totaled $2,588.5 million and represent approximately 38.8 percent of our consolidated assets at December 31, 2015.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2015.

Date: February 25, 2016

BY:

/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman, President and Chief Executive Officer

/s/ Lori A. Hickok
Lori A. Hickok
Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Scripps Networks Interactive, Inc.

Knoxville, Tennessee

We have audited the internal control over financial reporting of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at TVN S.A., acquired through the purchase of N-Vision B.V. on July 1, 2015 and the subsequent purchase of the non-controlling interest in TVN S.A. during the third quarter of 2015, and whose financial statements constitute 38.8% of total assets, 7.4% of revenues and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2015.  Accordingly, our audit did not include the internal control over financial reporting at TVN S.A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Scripps Networks Interactive, Inc.

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule at Page S-2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Scripps Networks Interactive, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 25, 2016

SCRIPPS NETWORKS INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$223,444	$878,164
Accounts receivable, net of allowances: 2015 - $12,569; 2014 - $7,889	816,679	629,775
Programs and program licenses	588,999	477,575
Other current assets	98,759	110,816
Total current assets	1,727,881	2,096,330
Investments	807,630	463,344
Property and equipment, net of accumulated depreciation: 2015 - $299,153; 2014 - $278,552	293,230	226,246
Goodwill	1,804,748	573,119
Other intangible assets, net	1,262,664	595,881
Programs and program licenses (less current portion)	522,899	469,083
Deferred income taxes	91,954	79,096
Other non-current assets	161,308	154,382
Total Assets	$6,672,314	$4,657,481
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,308	$21,499
Current portion of debt	499,174	883,895
Program rights payable	68,892	36,138
Deferred revenue	96,040	47,929
Employee compensation and benefits	115,266	73,185
Accrued marketing and advertising	11,437	3,765
Other accrued liabilities	148,532	90,444
Total current liabilities	974,649	1,156,855
Debt (less current portion)	3,511,098	1,485,359
Other liabilities (less current portion)	250,391	234,429
Total liabilities	4,736,138	2,876,643
Commitments and contingencies (Note 20)
Redeemable non-controlling interests (Note 16)	99,000	96,251
Equity:
SNI shareholders’ equity:
Preferred stock, $0.01 par - authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $0.01 par:
Class A common shares - authorized: 240,000,000 shares; issued and outstanding: 2015 - 94,838,600 shares; 2014 - 97,789,910 shares	948	978
Common voting shares - authorized: 60,000,000 shares; issued and outstanding: 2015 - 33,850,481; 2014 - 34,317,171 shares	339	343
Total common stock	1,287	1,321
Additional paid-in capital	1,347,491	1,359,023
Retained earnings	305,386	79,994
Accumulated other comprehensive loss	(130,233)	(57,891)
Total SNI shareholders’ equity	1,523,931	1,382,447
Non-controlling interest (Note 16)	313,245	302,140
Total equity	1,837,176	1,684,587
Total Liabilities and Equity	$6,672,314	$4,657,481

See notes to consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2015	2014	2013
Operating revenues:
Advertising	$2,062,530	$1,816,388	$1,717,734
Network affiliate fees, net	874,984	799,178	758,220
Other	80,713	49,890	54,855
Total operating revenues	3,018,227	2,665,456	2,530,809
Cost of services, excluding depreciation and amortization of intangible assets	987,357	778,896	699,294
Selling, general and administrative	785,179	764,799	729,055
Depreciation	68,949	72,979	63,010
Amortization of intangible assets	68,647	55,603	54,570
Write-down of goodwill	—	—	24,723
Loss on disposal of property and equipment	4,163	870	1,681
Total operating expenses	1,914,295	1,673,147	1,572,333
Operating income	1,103,932	992,309	958,476
Interest expense, net	(108,047)	(52,687)	(48,710)
Equity in earnings of affiliates	80,916	85,631	79,644
Gain (loss) on derivatives	50,256	2,810	(7,085)
Miscellaneous, net	(5,193)	(212)	8,326
Income from operations before income taxes	1,121,864	1,027,851	990,651
Provision for income taxes	343,391	301,043	307,623
Net income	778,473	726,808	683,028
Less: net income attributable to non-controlling interests	(171,645)	(181,533)	(177,958)
Net income attributable to SNI	$606,828	$545,275	$505,070
Net income attributable to SNI common shareholders per share of common stock:
Net income attributable to SNI common shareholders per basic share of common stock	$4.68	$3.86	$3.43
Net income attributable to SNI common shareholders per diluted share of common stock	$4.66	$3.83	$3.40
Weighted average shares outstanding:
Weighted average basic shares outstanding	129,665	141,297	147,326
Weighted average diluted shares outstanding	130,255	142,193	148,502

See notes to consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	For the years ended December 31,
	2015	2014	2013
Net income	$778,473	$726,808	$683,028
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax: 2015 - $1,695; 2014 - $1,273; 2013 - $1,117	(76,937)	(37,877)	6,534
Pension Plan and SERP liability adjustments, net of tax: 2015 - ($1,878); 2014 - $4,783; 2013 - ($11,991)	775	(7,791)	19,529
Comprehensive income	702,311	681,140	709,091
Less: comprehensive income attributable to non-controlling interests	167,825	181,227	177,688
Comprehensive income attributable to SNI	$534,486	$499,913	$531,403

See notes to consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the years ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$778,473	$726,808	$683,028
Depreciation and amortization of intangible assets	137,596	128,582	117,580
Write-down of goodwill	—	—	24,723
Program amortization	783,456	621,210	556,694
Equity in earnings of affiliates	(80,916)	(85,631)	(79,644)
(Gain) loss on derivatives	(50,256)	(2,810)	7,085
Program payments	(875,554)	(725,582)	(627,591)
Dividends received from equity investments	93,624	104,185	83,912
Deferred income taxes	(24,678)	7,175	79,336
Share-based compensation	29,568	35,474	36,845
Changes in working capital accounts (excluding the effects of acquisition):
Accounts receivable, net	(79,070)	(10,932)	(52,691)
Other assets	(12,702)	(2,188)	1,255
Accounts payable	(1,501)	3,593	5,001
Deferred revenue	44,040	(19,258)	23,923
Accrued / refundable income taxes	41,201	(18,947)	(31,573)
Other liabilities	32,360	9,548	21,089
Other, net	(1,427)	6,347	28,222
Cash provided by operating activities	814,214	777,574	877,194
Cash Flows from Investing Activities:
Additions to property and equipment	(52,480)	(53,775)	(72,990)
Collections on note receivable	4,655	4,481	12,939
Purchases of long-term investments	(35,023)	(17,042)	—
Purchases of subsidiary companies, net of cash acquired	(539,309)	—	(64,412)
Foreign currency call option premium	(16,000)	—	—
Settlement on derivatives	65,824	—	—
Other, net	(32,167)	(12,001)	(43,510)
Cash used in investing activities	(604,500)	(78,337)	(167,973)
Cash Flows from Financing Activities:
Proceeds from debt	3,180,764	1,189,555	—
Repayments of debt	(1,930,000)	(195,000)	—
Deferred loan costs	(14,491)	(9,026)	—
Extinguishment of debt	(652,104)	—	—
Purchase of non-controlling interests	(853,853)	—	—
Dividends paid	(118,857)	(112,943)	(88,400)
Dividends paid to non-controlling interests	(189,539)	(216,860)	(160,493)
Repurchase of class A common shares	(288,502)	(1,198,962)	(253,203)
Proceeds from stock options	9,207	39,605	42,976
Other, net	(19,598)	(1,361)	(1,762)
Cash used in financing activities	(876,973)	(504,992)	(460,882)
Effect of exchange rate changes on cash and cash equivalents	12,539	(2,452)	507
(Decrease) increase in cash and cash equivalents	(654,720)	191,793	248,846
Cash and cash equivalents:
Beginning of year	878,164	686,371	437,525
End of year	$223,444	$878,164	$686,371
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$95,336	$45,917	$45,436
Income taxes paid	$318,920	$309,519	$229,966

See notes to consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interests (Temporary Equity)
As of December 31, 2012	1,489	1,405,699	452,598	(38,862)	307,127	2,128,051	136,500
Comprehensive income			505,070	26,333	166,885	698,288	10,803
Redeemable non-controlling interest fair value adjustments			7,933			7,933	(7,933)
Dividends paid to non-controlling interests					(154,123)	(154,123)	(6,370)
Dividends declared and paid: $0.60 per share			(88,400)			(88,400)
Repurchases of class A common shares: 3,917,471 shares	(39)	(38,537)	(214,627)			(253,203)
Share-based compensation expense		36,845				36,845
Exercise of employee share options: 990,383 shares issued	9	42,967				42,976
Other share-based compensation, net: 352,599 shares issued; 104,178 shares repurchased	3	(4,367)				(4,364)
Tax benefits of compensation plans		4,889				4,889
As of December 31, 2013	1,462	1,447,496	662,574	(12,529)	319,889	2,418,892	133,000
Comprehensive income (loss)			545,275	(45,362)	171,548	671,461	9,679
Redeemable non-controlling interest fair value adjustments			18,865			18,865	(18,865)
Dividends paid to non-controlling interests					(189,297)	(189,297)	(27,563)
Dividends declared and paid: $0.80 per share			(112,943)			(112,943)
Repurchases of class A common shares: 15,447,884 shares	(154)	(165,031)	(1,033,777)			(1,198,962)
Share-based compensation expense		35,474				35,474
Exercise of employee share options: 1,007,676 shares issued	10	39,595				39,605
Other share-based compensation, net: 513,690 shares issued; 175,239 shares repurchased	3	(10,850)				(10,847)
Tax benefits of compensation plans		12,339				12,339
As of December 31, 2014	1,321	1,359,023	79,994	(57,891)	302,140	1,684,587	96,251
Comprehensive income (loss)			606,828	(72,342)	170,585	705,071	(2,760)
Dividends paid to non-controlling interests					(164,157)	(164,157)	(12,985)
Addition to non-controlling interests					858,530	858,530	700
Purchase of non-controlling interests					(853,853)	(853,853)
Redeemable non-controlling interest fair value adjustments			(17,794)			(17,794)	17,794
Dividends declared and paid: $0.92 per share			(118,857)			(118,857)
Repurchases of class A common shares: 3,986,275 shares	(40)	(43,677)	(244,785)			(288,502)
Convert 466,690 common voting shares to class A common shares	-
Share-based compensation expense		29,568				29,568
Exercise of employee share options: 285,938 shares issued	2	9,207				9,209
Other share-based compensation, net: 515,010 shares issued; 164,104 shares repurchased	4	(7,860)				(7,856)
Tax benefits of compensation plans		1,230				1,230
As of December 31, 2015	$1,287	$1,347,491	$305,386	$(130,233)	$313,245	$1,837,176	$99,000

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

As used in the notes to the consolidated financial statements, the terms “SNI,” “Scripps,” “the Company,” “we,” “our,” “us,” or similar terms may, depending on the context, refer to Scripps Networks Interactive, Inc. (“SNI”), to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

Description of Business

We operate in the media industry and have interests in domestic and international television networks and internet-based media properties.

Scripps acquired 100% of TVN S.A. (“TVN”) in the third quarter of 2015 through a series of three distinct transactions (see Note 4 – Acquisitions). As a result of these transactions, the Company now has two reportable segments: U.S. Networks, previously referred to as Lifestyle Media, and International Networks. U.S. Networks includes our six domestic television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and mobile businesses serving home, food, travel and other lifestyle-related categories.

International Networks includes the lifestyle-oriented networks available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America. Additionally, International Networks includes TVN, which operates a portfolio of free-to-air and pay-TV lifestyle and entertainment networks, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat. Also included in TVN is TVN Media, an advertising sales house.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of SNI and its majority-owned subsidiary companies after elimination of intercompany accounts and transactions. Consolidated subsidiary companies include general partnerships and limited liability companies in which more than a 50 percent residual interest is owned. Investments in 20 percent to 50 percent owned companies and partnerships or companies and partnerships in which we exercise significant influence over the operating and financial policies are accounted for using the equity method. The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal.

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

Our consolidated financial statements include estimates, judgments, and assumptions used in accounting for business acquisitions and dispositions, asset impairments, equity method investments, revenue recognition, program assets, depreciation and amortization, pension plans, share-based compensation, income taxes, redeemable non-controlling interests in subsidiaries, fair value measurements and contingencies.

While we re-evaluate our estimates and assumptions on an on-going basis, actual results could differ from those estimated at the time consolidated financial statements were prepared.

Concentration Risks

Approximately 68.3 percent of our operating revenues are derived from advertising. Operating results can be affected by changes in the demand for such services both nationally and in individual markets.

The six largest cable television systems and the two largest direct broadcast satellite television systems in the United States (“U.S.”) provide service to more than 91.8 percent of homes receiving HGTV, Food Network and Travel Channel. The loss of distribution of our networks by any of these cable or satellite television systems could adversely affect our business.

Foreign Currency Translation

Substantially all of our international subsidiaries use the local currency of their respective country as their functional currency. Assets and liabilities of such international subsidiaries are translated using end-of-period exchange rates while results of operations are translated using the average exchange rates throughout the year.

Equity is translated at historical exchange rates, with the resulting cumulative translation adjustment included as a component of accumulated other comprehensive loss within shareholders’ equity, net of applicable taxes.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency using end-of-period exchange rates. Gains or losses resulting from such remeasurement are recorded in income. Foreign exchange gains and losses are included within miscellaneous, net in the consolidated statements of operations.

Reclassifications

Certain amounts within operating activities in our consolidated statements of cash flows for 2014 and 2013 have been reclassified to conform with current year presentation. During 2015, amounts totaling $3.9 million and $10.0 million, previously reported within stock and deferred compensation plans for 2014 and 2013, respectively, have been reclassified to other, net. Amounts totaling $2.8 million and $7.1 million, previously reported within other, net, for 2014 and 2013, respectively, have been reclassified to (gain) loss on derivatives. Amounts totaling $6.8 million and $9.7 million, previously reported within accrued employee compensation and benefits, for 2014 and 2013, respectively, have been reclassified to other liabilities. Amounts totaling $7.0 million for 2014 and 2013, previously reported within amortization of network distribution costs have been reclassified to other, net from operating activities in our consolidated statements of cash flows. Additionally, amounts totaling ($19.3) million and $23.9 million, previously reported within other liabilities, for 2014 and 2013, respectively, have been reclassified to deferred revenue. These reclassifications did not have an impact on the reported cash provided by operating activities in our consolidated statements of cash flows for 2014 or 2013.

We also made a reclassification to conform to the current year presentation in our consolidated statements of operations for 2014 and 2013 between miscellaneous, net and gain (loss) on derivatives totaling $2.8 million and ($7.1) million, respectively. This adjustment did not impact reported net income for 2014 or 2013.

As part of our normal operations, we develop and, in some instances, purchase content in the United States and license it to certain of our international operations. In conjunction with our change in reporting of two reportable segments, we changed where we present intercompany program license revenues. Accordingly, we reclassified $9.8 million of revenues previously recorded in Corporate and Other to U.S. Networks for the first six months of 2015 related to these activities. Additionally, $13.0 million and $10.4 million of revenues from these activities for 2014 and 2013, respectively are now reflected in U.S. Networks.

In addition to the segment changes noted above, in the fourth quarter of 2014, we modified our management reporting structure related to the operating results from our uLive business. In conjunction with this change in reporting structure, we now report the results of uLive within U.S. Networks, formally referred to as Lifestyle Media, rather than within Corporate and Other. This reclassification only affected our segment reporting and did not change our consolidated operating revenues, operating income or net income.

In connection with the adoption of the Financial Accounting Standards Board (“FASB”) guidance on Balance Sheet Classification of Deferred Taxes (see Note 3 – Accounting Standards Updates), we reclassified $41.8 million from current to non-current deferred income tax assets for 2014.

In connection with the adoption of the FASB guidance on Imputation of Interest (see Note 3 – Accounting Standards Updates), we reclassified $10.2 million from other non-current assets to debt (less current portion) and an immaterial amount from other non-current assets to current portion of debt for 2014.

As a result of these changes to our reportable segments, certain prior period segment results have been recast to reflect the current presentation (see Note 21 – Segment Information).  A reconciliation of segment results between those previously reported and those as revised is included below:

	As of December 31, 2014			As of December 31, 2013
(in thousands)	As Reported	Amounts Reclassified	Revised	As Reported	Amounts Reclassified	Revised
Segment Operating Revenues
U.S. Networks	$2,575,376	$12,981	$2,588,357	$2,455,650	$10,411	$2,466,061
International Networks		90,180	90,180		75,677	75,677
Corporate and Other	90,080	(103,161)	(13,081)	75,159	(86,088)	(10,929)
Total segment operating revenues	$2,665,456	$-	$2,665,456	$2,530,809	$-	$2,530,809

Segment Profit (Loss)
U.S. Networks	$1,255,437	$12,980	$1,268,417	$1,202,356	$10,411	$1,212,767
International Networks		(41,854)	(41,854)		(17,535)	(17,535)
Corporate and Other	(133,676)	28,874	(104,802)	(99,896)	7,124	(92,772)
Total segment profit	$1,121,761	$-	$1,121,761	$1,102,460	$-	$1,102,460

	As of December 31, 2014
		Amounts
(in thousands)	As Reported	Reclassified	Revised
Assets
U.S. Networks	$2,864,089	$(15)	$2,864,074
International Networks	-	660,215	660,215
Corporate and Other	1,803,543	(670,351)	1,133,192
Total assets	$4,667,632	$(10,151)	$4,657,481

	As of December 31, 2014
		Amounts
(in thousands)	As Reported	Reclassified	Revised
Liabilities and Equity
U.S. Networks	$2,864,089	$(15)	$2,864,074
International Networks	-	660,215	660,215
Corporate and Other	1,803,543	(670,351)	1,133,192
Total liabilities and equity	$4,667,632	$(10,151)	$4,657,481

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with an original maturity of less than three months. Cash equivalents, which primarily consist of money market funds, are carried at cost plus accrued income, which approximates fair value.

Accounts Receivable

We extend credit to customers based upon our assessment of the customer’s financial condition.  Collateral is generally not required from customers.  Allowances for credit losses are generally based on trends, economic conditions, review of aging categories, historical experience and specific identification of customers at risk of default.

Investments

We have investments that are accounted for using both the equity method and cost method of accounting.  We utilize the equity method to account for investments in equity securities if our investment gives us the ability to exercise significant influence over operating and financial policies of the investee. Under the equity method of accounting, investments are initially recorded at cost and subsequently increased or decreased to reflect our proportionate share of net earnings or losses of the equity method investees. Cash payments to equity method investees, such as additional investments, loans, advances and expenses incurred on behalf of investees, as well as dividends from equity method investees, are recorded as adjustments to the investment balances. Goodwill and other intangible assets arising from the acquisition of an equity method investment are included in the carrying value of the investment. As goodwill is not reported separately, it is not separately tested for impairment. Instead, the entire equity method investment is tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

We utilize the cost method to account for investments where we do not have the ability to exercise significant influence over operating and financial policies of the investee.  Our cost method investments, which are all in private companies, are recorded at cost and not adjusted to reflect our proportionate share of net earnings or losses of the cost method investee.

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

Programs and Program Licenses

Programming is either produced by us or for us by independent production companies or licensed under agreements with independent producers.

Costs of programs produced include capitalizable direct costs, production overhead, development costs and acquired production costs. Production costs for programs produced are capitalized.  Costs to produce live programming that are not expected to be rebroadcast are expensed as incurred. Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when programs become available for broadcast. Program licenses are not discounted for imputed interest. Program assets are amortized over the estimated useful lives of the programs based on future cash flows and are included within cost of services in the consolidated statements of operations. The amortization of program assets generally results in an accelerated method over the estimated useful lives.

Estimated future cash flows can change based upon market acceptance, advertising and network affiliate fee rates, the number of subscribers receiving our networks and program usage. Accordingly, we periodically review revenue estimates and planned program usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to net realizable value is recorded.  Development costs for programs that we have determined will not be produced are written off.

Deposits and the portion of the unamortized balance expected to be amortized within one year are classified as a current asset within programs and program licenses on the consolidated balance sheets, while those expected to be amortized after one year are separately stated as a non-current asset on the consolidated balance sheets.

Program liabilities payable within one year are classified as a current liability within program rights payable on the consolidated balance sheets. Program liabilities payable after one year are included in other non-current liabilities on the consolidated balance sheets. The carrying value of our program rights liabilities approximate fair value.

Property and Equipment

Property and equipment, including internal use software, is carried at historical cost less accumulated depreciation and impairments. Costs incurred in the preliminary project stage to develop or acquire internal use software or websites are expensed as incurred. Upon completion of the preliminary project stage and management authorization of the project, costs to acquire or develop internal use software, which primarily include coding, designing and developing system interfaces, installation and testing, are capitalized if it is probable the project will be completed and the software will be used for its intended function. Costs incurred after implementation, such as maintenance and training, are expensed as incurred.

Depreciation is computed using a straight-line method over estimated useful lives as follows:

Category Buildings and improvements	Useful Life 35 to 45 years
Leasehold improvements	Term of lease or useful life
Program production equipment	3 to 15 years
Office and other equipment	3 to 10 years
Computer hardware and software	3 to 5 years

Goodwill

Goodwill represents the cost of acquisitions in excess of the fair value of the acquired businesses’ tangible assets and separately identifiable intangible assets acquired. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually, or when events occur or circumstances change that would indicate the fair value of a reporting unit may be below its carrying value. We perform our annual impairment review during the fourth quarter. A reporting unit is defined as operating segments or groupings of businesses one level below the operating segment level. As of December 31, 2015, our reporting units for purposes of performing the impairment test for goodwill were U.S. Networks, International Networks conducting business in EMEA, International Networks conducting business in APAC and TVN.

Finite-Lived Intangible Assets

Finite-lived intangible assets consist mainly of the value assigned to network distribution relationships, tradenames, broadcast licenses, customer and advertiser lists and other acquired rights.

Network distribution relationships represent the value assigned to programming services’ relationships with cable and satellite television systems and telecommunication service providers that distribute its programs. These relationships and distribution provide the opportunity to deliver advertising to viewers. We amortize these contractual relationships on a straight-line basis over the terms of the distribution contracts and expected renewal periods, which approximate 20 years.

Customer and advertiser lists, trade names and other intangible assets are amortized in relation to their expected future cash flows or on a straight-line basis over estimated useful lives of up to 25 years.

Impairment of Long-Lived Assets

Long-lived assets, primarily property and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or circumstances indicate the fair value of the assets may be below its carrying value. Recoverability for long-lived assets is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount of the assets, then the carrying value of the assets are written down to estimated fair values, which are primarily based on forecasted discounted cash flows.  Fair value of long-lived assets is determined based on a combination of discounted cash flows and market approaches.

Income Taxes

Some of our consolidated subsidiary companies are general partnerships and limited liability companies, which are treated as partnerships for tax purposes. Generally, income taxes on partnership income and losses accrue to the individual partners. Accordingly, our consolidated financial statements do not include any significant provision for income taxes on the non-controlling partners’ share of those consolidated subsidiary companies’ income.

No provision has been made for U.S. or foreign income taxes that could result from future remittances of undistributed earnings of our foreign subsidiaries that management intends to indefinitely reinvest outside the United States.

Deferred income taxes are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years. Our temporary differences primarily result from intangible assets, investments and deferred compensation. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, on a tax return.  Interest and penalties associated with such tax positions are included in the tax provision.  The liability for additional taxes and interest is included within other liabilities (less current portion) on the consolidated balance sheets.

Revenue Recognition

Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured.  Revenue is reported net of sales taxes, value added taxes and other taxes collected from our customers.

Our primary sources of revenue are from the sale of television, internet and mobile advertising and fees for programming services per subscriber (“network affiliate fees”).

Revenue recognition policies for each source of revenue are described below.

Advertising

Advertising revenue is recognized, net of agency commissions, when advertisements are displayed.  Internet and mobile advertising includes (i) fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee; (ii) impression-based campaigns where the fee is based upon the number of times an advertisement appears in web pages viewed by a user; and (iii) click-through based campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertiser’s website.  Advertising revenue from fixed duration campaigns are recognized over the period in which the advertising appears.  Internet and mobile advertising revenue that is based upon the number of impressions delivered or the number of click-throughs achieved is recognized as impressions are delivered or click-throughs occur.

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

Network Affiliate Fees

Cable and satellite television operators and telecommunication service providers generally pay a network affiliate fee for the right to distribute our programming under the terms of multi-year distribution contracts. Network affiliate fees are reported net of volume discounts earned by the distributors and incentive costs offered to system operators in exchange for initial multi-year distribution contracts. We recognize network affiliate fees as revenue over the term of the contracts, including any free periods. Network launch incentives are capitalized as assets upon launch of our programming and amortized against network affiliate fees based on the ratio of each period’s revenue to expected total revenue over the term of the contracts.

Network affiliate fees due to us, net of applicable discounts, are reported to us by cable and satellite television operators and telecommunication service providers. Such information is generally not received until after the close of the reporting period. Therefore, reported network affiliate fee revenues are based upon our estimates of the number of subscribers receiving our programming and the amount of volume-based discounts each cable and satellite television operator and telecommunication provider is entitled to receive. We subsequently adjust these estimated amounts based upon the actual amounts of network affiliate fees received.  Such adjustments have not been significant.

Revenues associated with digital distribution arrangements are recognized when we transfer control and the rights to distribute the content to a customer.

Merchandise Sales

TVN operates a teleshopping business, which includes selling merchandise to individual customers. Merchandise sales are recognized when goods are shipped to the customer, with a right to return within ten days. Historical experience is used to estimate and provide for such returns at the time of sale.

Cost of Services

Cost of services reflects the cost of providing our broadcast signal, programming and other content to respective distribution platforms. The expenses captured within cost of services in our consolidated statements of operations include programming, satellite transmission fees, production and operations and other direct costs. Cost of services also includes the cost incurred to buy or produce inventory for TVN’s teleshopping business.

Marketing and Advertising

Marketing and advertising costs, which totaled $169.1 million in 2015, $160.4 million in 2014 and $144.5 million in 2013 and are reported within selling, general and administrative in the consolidated statements of operations, include costs incurred to promote our businesses and to attract traffic to our websites. Advertising production costs are deferred and expensed the first time the advertisement is shown. Other marketing and advertising costs are expensed as incurred.

Share-Based Compensation

We have a Long-Term Incentive Plan (the “LTI Plan”), that was amended in the second quarter of 2015 (the “Amended LTI Plan”) and which is described more fully in Note 19 - Capital Stock and Share Compensation Plans. The Amended LTI Plan provides for long-term performance compensation for key employees and members of the Board of Directors (the “Board”). A variety of discretionary awards for employees and non-employee directors are authorized under the Amended LTI Plan, including incentive or non-qualified stock options, stock appreciation rights, restricted shares, restricted share units (“RSUs”), performance-based restricted share units (“PBRSUs”) and other share-based awards and dividend equivalents.

Compensation cost is based on the grant date fair value of the award.  The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, is measured using a binomial lattice model.  A Monte Carlo simulation model is used to determine the fair value of awards with market conditions.  The fair value of awards that grant the employee the underlying shares is measured by the fair value of a class A common share of SNI stock.

Certain awards of class A common shares have performance and service conditions under which the number of shares granted is determined by the extent to which such conditions are met (“Performance Shares”). Compensation costs for Performance Shares not based on market conditions are measured by the grant date fair value of a class A common share and the number of shares earned. In periods prior to completion of the performance period, compensation costs are based on estimates of the number of shares that will be earned. Compensation costs related to Performance Shares with a market-based condition are recognized regardless of whether the market condition is satisfied, provided the requisite service has been provided.

Compensation costs, net of estimated forfeitures due to termination of employment, are recognized on a straight-line basis over the requisite service period of the award. The requisite service period is generally the vesting period stated in the award. A portion of our share-based grants generally vest upon the retirement of the employee, so grants to retirement-eligible employees are expensed immediately, and grants to employees who will become retirement-eligible prior to the end of the stated vesting period are expensed over such shorter period.

Net Income per Share

The computation of basic earnings per share (“EPS”) is calculated by dividing net income attributable to SNI by the weighted average number of common shares outstanding, including participating securities outstanding.  Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. We include all unvested share awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS.

The following table presents information about basic and diluted weighted average shares outstanding:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Basic weighted average shares outstanding	129,665	141,297	147,326
Effect of dilutive securities:
Unvested performance share awards and share units held by employees	189	228	274
Stock options held by employees and directors	401	668	902
Diluted weighted average shares outstanding	130,255	142,193	148,502
Anti-dilutive share awards	863	298	129

3. ACCOUNTING STANDARDS UPDATES

Issued and Adopted

In November 2015, the FASB issued new accounting guidance related to the classification of deferred taxes, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax liabilities and assets as non-current amounts.  The guidance requires that entities within a particular tax jurisdiction offset all deferred tax liabilities and assets, as well as any related valuation allowances, and present the amounts as a single non-current amount.  The guidance is effective for us beginning in the first quarter of 2017, and early adoption is permitted. We elected to adopt this guidance in the fourth quarter of 2015 and retrospectively for all periods presented.  The implementation did not have a material effect on our consolidated financial statements.

In September 2015, the FASB issued new accounting guidance related to business combinations, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The guidance also requires that the acquirer record, in the same period’s financial statements, the effect of changes in depreciation, amortization or other income effects on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The update also requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for us beginning in the first quarter of 2016, and early adoption is permitted.  We elected to adopt this guidance in the fourth quarter of 2015 and retrospectively for all periods presented.  The implementation did not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued new accounting guidance related to cloud computing fees, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on the accounting for fees paid in a cloud computing arrangement. Under the new standard, customers will apply the same criteria as vendors to determine whether such an arrangement contains a software license or is solely a service contract. The guidance is effective for us in the first quarter of 2016, and early adoption is permitted. We elected to adopt this guidance in the third quarter of 2015. The implementation did not have a material effect on our consolidated financial statements.

In April 2015, the FASB updated accounting guidance related to interest, Imputation of Interest, which provides guidance on the presentation of debt issuance costs in financial statements. To simplify presentation of debt issuance costs, debt issuance costs related to a recognized debt liability are required to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the update. The guidance is effective for us in the first quarter of 2016, and early adoption is permitted. We elected to adopt this guidance in the third quarter of 2015 and retrospectively for all periods presented. The implementation did not have a material effect on our consolidated financial statements.

Issued and Not Yet Adopted

In May 2015, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective for us on January 1, 2018, and early adoption is permitted only for annual periods beginning after December 15, 2016.  The guidance permits the use of either the retrospective or cumulative effect transition method.  We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements and related disclosures.

4. ACQUISITIONS

On July 1, 2015 (the “Acquisition Date”), we acquired, through a wholly-owned subsidiary, 100.0 percent of the outstanding shares of N-Vision B.V., a Dutch limited liability company (“N-Vision”) that held a majority interest in TVN, for approximately €1,440.0 million, or $1,608.6 million, comprised of cash consideration of €584.0 million, or $652.4 million, and principal amounts of debt assumed of  €856.0 million, or $956.2 million, including €556.0 million, or $621.1 million, of debt directly attributed to TVN (the “Acquisition”).  The Acquisition was funded with a portion of the net proceeds from the $1,500.0 million debt offering executed in June 2015 (the “Financing”) (see Note 13 – Debt). The majority of the remaining debt proceeds were used to purchase the remaining outstanding shares of TVN through a tender offer for approximately $831.5 million (the “Tender Offer”) and a subsequent squeeze-out for approximately $22.4 million (the “Squeeze-out), which were both completed during the third quarter of 2015. Together, the Acquisition, Tender Offer and Squeeze-out are referred to herein as the Transactions (the “Transactions”). Total consideration for the Transactions was approximately $2,462.5 million.

The primary purpose of the Acquisition was to obtain N-Vision’s 52.7 percent controlling interest in the voting shares of TVN, a public media company listed on the Warsaw Stock Exchange (the “WSE”).  The assets held by TVN are considered complementary to our existing business and align with our international growth strategy.

To minimize the volatility in the purchase price that may have resulted from Euro to U.S. Dollar currency exchange rate changes, we entered into a foreign currency option contract during the first quarter of 2015 that effectively set the U.S. Dollar cash consideration for the Acquisition. We paid a $16.0 million premium to provide the Company a call option on €584 million at a cost of $625.0 million. The premium is reflected both as an expense in gain (loss) on derivatives within operating activities and as a cash outflow from foreign currency call option premium within investing activities in our consolidated statements of cash flows for the year ended December 31, 2015. The foreign currency option contract was settled during the second quarter of 2015, and the $31.9 million resulting gain is included both as a gain in gain (loss) on derivatives within operating activities and a cash inflow from settlement on derivatives within investing activities in our consolidated statements of cash flows for the year ended December 31, 2015.

The net impact of the various foreign currency contracts executed as a result of the Transactions resulted in a $44.2 million net gain for the year ended December 31, 2015, which is included within gain (loss) on derivatives in our consolidated statements of operations.

We also recognized $24.2 million of net losses for the year ended December 31, 2015 related to the foreign currency effects on cash balances held for the Transactions. These losses are included within miscellaneous, net in our consolidated statements of operations.

Within three months of completing the Acquisition, the Company was required under Polish law to launch a mandatory public tender offer for a minimum ownership of 66.0 percent of TVN’s total voting shares outstanding. On June 9, 2015 the Company announced its intention to tender for all remaining outstanding voting shares of TVN to achieve 100.0 percent ownership. On July 6, 2015, the Company tendered for the remaining outstanding voting shares of TVN at a purchase price equal to 20.0 Zloty per share.  Final cash consideration paid was approximately $853.9 million.  The window to tender shares opened July 24, 2015 and continued through August 24, 2015, resulting in the acquisition of an additional 156.7 million shares, or a cumulative 98.8 percent ownership of TVN’s outstanding share capital. This enabled the Company to effectuate the Squeeze-out for the remaining unredeemed shares, which was completed on September 28, 2015 and resulted in 100.0 percent ownership of TVN. As part of the integration of TVN, the Company, through TVN, filed the documentation required under Polish law to effect the delisting of TVN shares from the WSE, which became effective December 3, 2015.

The incremental shares purchased through the Tender Offer and Squeeze-out were financed through a combination of cash on hand, borrowings under our $900.0 million amended revolving credit facility (the “Amended Revolving Credit Facility”) and net proceeds from our $250.0 million term loan (the “Term Loan”) (see Note 13 – Debt). The initial 52.7 percent acquisition is reflected within investing activities in our consolidated statements of cash flows, while the subsequent Tender Offer and Squeeze-out are recognized within financing activities as a purchase of non-controlling interest.

We incurred transaction and integration related costs of $28.3 million associated with the Acquisition. These transaction and integration costs are included within selling, general and administrative expenses in our consolidated statements of operations and reduced net income attributable to SNI by $17.4 million.

On July 31, 2015, the Company paid €364.9 million to retire the €300.0 million Senior PIK Toggle Notes due 2021 (“the 2021 PIK Notes”), which was debt at the parent of TVN and included as a component of the debt assumed in the Acquisition purchase price.  The payment included the aggregate principal and a required make-whole component totaling €363.4 million, as well as accrued and unpaid interest of €1.5 million.  The extinguishment of debt, including the make-whole component, is reflected as a financing activity in our consolidated statements of cash flows.

On September 15, 2015, TVN executed a partial pre-payment of its 7.38% Senior Notes due 2020 (the “2020 TVN Notes”) totaling €45.1 million, comprised of principal of €43.0 million, accrued but unpaid interest of €0.8 million and premium of €1.3 million.  Under the terms of the 2020 TVN Notes, TVN has the right to make a payment of 10.0 percent of the original principal amount in each rolling twelve month period prior to December 31, 2016 without an early pre-payment penalty.

On November 16, 2015, TVN Finance Corporation III AB (“TVN Finance Corp.”), an indirect wholly-owned subsidiary of the Company, executed a second partial pre-payment of the 2020 TVN Notes totaling €45.6 million, comprised of principal of €43.0 million, accrued but unpaid interest of €1.3 million and premium of €1.3 million.

On November 16, 2015, TVN Finance Corp. executed a full early redemption of its 7.88% Senior Notes due 2018 (the “2018 TVN Notes”) totaling €118.9 million, comprised of principal of €116.6 million, accrued but unpaid interest of a nominal amount and premium of €2.3 million. An additional €4.6 million was paid simultaneously in fulfillment of the November 15 coupon payment due. The extinguishment of debt is reflected as a financing activity in our consolidated statements of cash flows.

The Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the Acquisition Date. We have reported the results of operations for TVN for the period beginning on the Acquisition Date and ended on December 31, 2015 in our consolidated financial statements.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date. Certain estimated values for the Acquisition, including goodwill, investments, intangibles and deferred taxes are not yet finalized. Therefore, the preliminary purchase price allocations are subject to change as we complete our analysis of the fair value at the Acquisition Date.  The purchase price was allocated based on information available at the Acquisition Date.

(in thousands)
Balance Sheet Classification	Fair Value
Cash consideration transferred	$652,365
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired:
Cash and cash equivalents	105,714
Restricted cash	7,342
Accounts receivable	110,387
Other current assets	21,592
Property and equipment	92,133
Programs and program licenses	79,211
Other intangible assets	760,636
Investments	354,719
Liabilities assumed:	—
Accounts payable	(28,941)
Program rights payable (current portion)	(19,395)
Deferred revenue	(2,132)
Employee compensation and benefits	(27,896)
Accrued marketing and advertising	(543)
Other accrued liabilities	(64,224)
Deferred income taxes	(43,530)
7.88% 2018 Senior Notes	(128,577)
7.38% 2020 Senior Notes	(528,205)
11.00%/12.00% 2021 PIK Toggle Notes	(409,549)
Term Loan	(18,178)
Program rights payable (less current portion)	(3,492)
Other liabilities (less current portion)	(5,624)
Non-controlling interest	(858,530)
Goodwill	1,259,447
Net Assets Acquired	$652,365

The following table represents the preliminary fair value of identifiable intangible assets and their assumed estimated useful lives.

(in thousands) Intangible Asset Category	Type	Weighted Average Life in Years	Fair Value
Copyrights and other tradenames	Amortizable	23	$333,912
Broadcast licenses	Amortizable	25	128,017
Customer lists	Amortizable	15	26,670
Advertiser lists	Amortizable	7	106,681
Acquired rights and other	Amortizable	20	165,356
			$760,636

As a result of the Acquisition, we preliminarily recognized goodwill of $1,259.4 million.  The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date, and the excess was allocated to goodwill, as shown in the table above.  Goodwill represents the value we expect to achieve through the Acquisition and is recorded in the International Networks segment. The fair value of this goodwill is not deductible for U.S. income tax purposes.

We utilized various valuation techniques to determine fair value, primarily discounted cash flow analyses and excess earnings valuation approaches, each of which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy (see

Note 6 – Fair Value Measurement).  Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flow and marketplace data.

The following unaudited pro forma information presents the combined results of operations as if the Transactions had occurred at the beginning of fiscal year 2014, with TVN’s pre-acquisition results combined with our historical results.  The pro forma results contained in the following table include adjustments for amortization of acquired intangibles, depreciation expense, transaction costs, interest expense as a result of the Financing and related income taxes.  Any potential cost savings or other operational efficiencies that could result from the Transactions are not included in these pro forma results. These pro forma results do not necessarily reflect what would have occurred if the Acquisition had taken place January 1, 2014, nor do they represent the results that may occur in the future.

	For the years ended
(in thousands)	December 31,
Pro Forma Results (unaudited)	2015	2014
Pro Forma Revenues	$3,236,344	$3,166,652
Pro forma net income attributable to SNI	$584,618	$499,767
Pro forma net income attributable to SNI per basic share of common stock	$4.51	$3.54
Pro forma net income attributable to SNI per diluted share of common stock	$4.49	$3.51
Weighted average basic shares outstanding	129,665	141,297
Weighted average diluted shares outstanding	130,255	142,193

We did not recognize any contingent consideration arising from the Acquisition.

TVN contributed operating revenues of $224.7 million and operating income of $36.7 million for 2015 from the Acquisition Date through December 31, 2015.

5. EMPLOYEE AND CONTRACT TERMINATION COSTS

Restructuring Plan

During the fourth quarter of 2014, we announced a plan to provide qualified employees with voluntary early retirement packages and notified employees of the elimination of certain positions within the Company (the “Restructuring Plan”).  We also announced that the Company would be closing its Cincinnati, OH office location in 2015 and relocating certain employees to its Knoxville, TN headquarters during 2015.  Our 2015 and 2014 operating results include $17.9 million and $14.4 million, respectively, of severance, retention and related retirement benefit costs, as well as relocation and accelerated depreciation expense that was incurred as a result of the Restructuring Plan.  Net income attributable to SNI was reduced by $11.1 million and $8.9 million in 2015 and 2014, respectively.  The Restructuring Plan was substantially completed as of December 31, 2015.

A rollforward of the liability related to Restructuring Plan charges by segment is as follows:

	For the year ended December 31, 2015
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2014	$12,041	$-	$2,031	$14,072
Net accruals	7,403	-	10,519	17,922
Payments	(17,265)	-	(4,809)	(22,074)
Non-cash (a)	(1,574)	-	(2,427)	(4,001)
Liability as of December 31, 2015	$605	$-	$5,314	$5,919

	For the year ended December 31, 2014
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2013	$-	$-	$-	$-
Net accruals	12,041	-	2,311	14,352
Payments	-	-	(280)	(280)
Non-cash (a)	-	-	-	-
Liability as of December 31, 2014	$12,041	$-	$2,031	$14,072

(a) Primarily represents the reclassification of accelerated depreciation, pension payments made from the pension plan and share-based compensation included in current period charges.

Reorganization

During the fourth quarter of 2015, the Company committed to undertaking activities intended to streamline and integrate the management of its various networks, creating a cohesive and holistic organization (the “Reorganization”).  As part of the Reorganization, the Company announced it would be relocating certain employees to its Knoxville, TN headquarters during 2016. Our 2015 operating results include $3.9 million of costs for severance, retention and related benefit costs incurred as a result of the Reorganization, and net income attributable to SNI was reduced by $2.4 million in 2015. We anticipate that the Reorganization will be completed by the end of 2016.

A rollforward of the liability related to the charges by segment is as follows:

	For the year ended December 31, 2015
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2014	$-	$-	$-	$-
Net accruals	3,835	-	31	3,866
Payments	(19)	-	(23)	(42)
Non-cash (b)	(558)	-	-	(558)
Liability as of December 31, 2015	$3,258	$-	$8	$3,266

(b) Primarily represents the reclassification of share-based compensation included in current period charges.

Contract Termination Costs

During the second quarter of 2014, we reached an agreement to terminate the master services agreement and sales agency agreement related to services provided for our Food Network and Fine Living operations in EMEA. We also entered into an arrangement that established a transition plan for us to assume the activities associated with these provided services. Selling, general and administrative includes a $9.7 million charge in 2014 for the early termination of these agreements.

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

•	Level 3 — Valuations derived from valuations techniques in which one or more significant inputs or significant value drivers are unobservable.

There have been no transfers of assets or liabilities between the fair value measurement classifications during the year ended December 31, 2015.

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of December 31:

	As of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$80,944	$80,944	$-	$-
Derivative asset	615	-	615	-
Total assets	$81,559	$80,944	$615	$-
Temporary equity-
Redeemable non-controlling interests	$99,000	$-	$-	$99,000

	As of December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$738,090	$738,090	$-	$-
Derivative asset	86	-	86	-
Total assets	$738,176	$738,090	$86	$-
Temporary equity-
Redeemable non-controlling interests	$96,251	$-	$-	$96,251

Derivatives include free-standing foreign currency forward contracts, which are marked to market at each reporting period. We classify our foreign currency forward contracts as Level 2, as the valuation inputs are based on quoted prices and market observable data of similar instruments.

We determine the fair market value of the redeemable non-controlling interest using a combination of a discounted cash flow valuation model and a market approach that applies revenues and EBITDA estimates against the calculated multiples of comparable companies. Operating revenues and EBITDA are key assumptions utilized in both the discounted cash flow valuation model and the market approach. The selected discount rate of approximately 10.5 percent is also a key assumption in our discounted cash flow valuation model (See Note 16—Redeemable Non-controlling Interests and Non-controlling Interest). Subsequent to year end we agreed to pay the non-controlling interest owner $99.0 million to acquire the 35.0 percent outstanding share of our redeemable non-controlling interest in Travel Channel (see Note 24 – Subsequent Events).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

(in thousands)	As of December 31,
Redeemable Non-controlling Interests	2015	2014
Beginning period balance	$96,251	$133,000
Dividends paid to non-controlling interests	(12,985)	(27,563)
Net (loss) income	(2,760)	9,679
Additions to non-controlling interests	700	-
Fair value adjustments	17,794	(18,865)
Ending period balance	$99,000	$96,251

The net income amounts reflected in the table above are reported within net income attributable to non-controlling interests in our consolidated statements of operations.

Other Financial Instruments

The carrying values of our financial instruments do not materially differ from their estimated fair values as of December 31, 2015 and December 31, 2014 except for debt, which is disclosed in Note 13 – Debt.

Non-Recurring Measurements

The majority of the Company’s non-financial instruments, which include goodwill and other intangible assets and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur, or at least annually for goodwill, such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of cost or fair value.

7. INVESTMENTS

Investments consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Equity method investments	$741,823	$431,612
Cost method investments	65,807	31,732
Total investments	$807,630	$463,344

During the year ended December 31, 2015, we recognized impairments on our cost method investments of $0.4 million. We did not recognize any impairments on our cost method investments during the twelve months ended December 31, 2014.

During 2015, the Company paid $30.5 million to acquire a 10.0 percent non-controlling interest in Refinery29, a web-based media site whose focus is female millennial audiences. Also in 2015, we paid $2.0 million for a minor interest in Thrive Market and $2.0 million for an incremental ownership interest in Tastemade. These investments are being accounted for under the cost method of accounting.

The Company’s acquisition of N-Vision resulted in the addition of certain equity method investments that are held by TVN or a subsidiary of TVN. On a consolidated basis, investments accounted for using the equity method include the following:

	As of December 31,
(in thousands)	2015	2014
UKTV	50.00%	50.00%
HGTV Magazine JV	50.00%	50.00%
Food Network Magazine JV	50.00%	50.00%
* Everytap	40.00%	-
HGTV Canada	33.00%	33.00%
* nC+	32.00%	-
Food Canada	29.00%	29.00%
* Onet	25.00%	-
Fox-BRV Southern Sports Holdings	7.25%	7.25%

* Acquired as a part of the N-Vision Acquisition

UKTV

UKTV receives financing through a loan provided by us. The loan, totaling $112.1 million at December 31, 2015 and $116.2 million at December 31, 2014, is reported within other non-current assets on our consolidated balance sheets, effectively act as a revolving credit facility for UKTV.  As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business.  However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV.  Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting.   As of December 31, 2015 and December 31, 2014, the Company’s investment in UKTV was $353.4 million and $376.9 million, respectively.

A portion of the purchase price from our 50.0 percent investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization recorded on these intangible assets reduces the equity in earnings recognized from our UKTV investment. The table below summarizes estimated amortization that we expect to reduce the Company’s equity in UKTV’s earnings for future periods:

( in thousands )	Estimated Amortization**
2016	$13,700
2017	$13,800
2018	$13,800
2019	$13,800
2020	$13,900
Thereafter	$101,700
** The functional currency of UKTV is the Great British Pound ("GBP"), so these amounts are subject to change as the GBP to U.S. Dollar exchange rates fluctuate.

nC+

TVN’s investment in nC+ is held subject to the terms of a shareholders’ agreement, which includes provisions regarding the composition of the management and supervisory boards and the appointment of their members, an exit strategy and a list of matters which require the consent of TVN. According to the shareholders’ agreement, nC+ shall distribute 75.0 percent of its distributable consolidated profits to shareholders in proportion to their pro rata share. Canal+ Group (“Canal+”), the controlling interest owner, has call options to acquire TVN’s 32.0 percent of nC+ at market value, which options are exercisable during the three month periods beginning November 30, 2015 and November 30, 2016. Additionally, TVN and Canal+ have the right following the call option periods to sell its interest in nC+ (with Canal+ having the right to require TVN to sell its shares in nC+ on the same terms) and, if not exercised, TVN has the right to require nC+ to undertake an initial public offering (“IPO”).

A portion of the purchase price from our 32.0 percent investment in nC+, as a result of the acquisition of N-Vision, was attributed to amortizable intangible assets, which is included in the carrying value of our nC+ investment.  Amortization recorded on these intangible assets reduces the equity in earnings recognized from our nC+ investment.

Onet

The Company, through TVN Online Investments Holding, holds a 25.0 percent interest in Onet Holding Group (Onet Holding Sp. z o.o. and its subsidiaries, “Onet”), and Ringier Axel Springer Media AG (“RAS”) holds the remaining 75.0 percent interest and is the controlling interest owner. As TVN has significant influence on, but not control over, Onet, this investment is accounted for using the equity method of accounting. The shareholders’ agreement, which regulates the cooperation between TVN and RAS with respect to Onet and, indirectly, Onet Group (“Grupa Onet”), contains a swap option for TVN to exchange a number of TVN’s subsidiaries’ shares in Onet for the shares in RAS, which option is valid if RAS conducts an IPO.  Furthermore, under the shareholders’ agreement, the following options are granted: the first put option for TVN (or its subsidiary) to sell all its shares in Onet to RAS at any time during (i) the 90-day period commencing on January 1, 2016 or (ii) the 20 business day period commencing after Onet’s shareholders’ meeting has approved its financial statements for the most recently concluded financial year, whichever period ends later; and the call option for RAS to acquire the shares in Onet’s share capital from TVN (or its subsidiary) at any time during (i) the 90-day period commencing on January 1, 2017 or (ii) the 20 business day period commencing after Onet’s shareholders’ meeting has approved its financial statements for the most recently concluded financial year, whichever period ends later; and the second put option for TVN (or its subsidiary) to sell all its shares in Onet to RAS at any time within 60 days following the expiration of the call option period.

The shareholders’ agreement also contains the standard “joint-exit” clauses allowing TVN and RAS to sell jointly all their shares in Grupa Onet held directly or indirectly (drag-along and tag-along rights). The shareholders’ agreement also contains a call option for RAS in the event that TVN no longer controls, directly or indirectly, its stake in Onet. According to the shareholders’ agreement, Onet shall distribute at least 70.0 percent of its distributable consolidated profits to shareholders in proportion to their pro rata share.

Fox-BRV Southern Sports Holdings

The Company exercises significant control over Fox-BRV Southern Sports Holdings (“Fox South”) through board positions held and, therefore, this investment is accounted for using the equity method of accounting (see Note 24 - Subsequent Events).

Aggregated statement of operations data for investments accounted for under the equity method of accounting is as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Operating revenues	$1,973,515	$1,333,239	$1,263,231
Operating income	$753,249	$708,958	$666,227
Net income	$568,358	$522,435	$483,143

Aggregated balance sheet information for investments accounted for under the equity method of accounting is as follows:

	As of December 31,
(in thousands)	2015	2014
Current assets	$847,444	$586,287
Non-current assets	677,069	105,630
Total Assets	$1,524,513	$691,917
Current liabilities	$475,582	$224,459
Non-current liabilities	150,411	136,321
Equity	898,519	331,137
Total Liabilities and Equity	$1,524,513	$691,917

8. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Cost of programs available for broadcast	$2,588,311	$2,253,574
Accumulated amortization	1,764,532	1,564,008
Total	823,779	689,566
Progress payments on programs not yet available for broadcast	288,119	257,092
Total programs and program licenses	$1,111,898	$946,658

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast. Remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $240.0 million and $244.0 million at December 31, 2015 and December 31, 2014, respectively. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Program and program license expense, which consists of program amortization and program impairments, is included within cost of services in our consolidated statements of operations.  Program impairments totaled $70.4 million in 2015, $38.4 million in 2014 and $32.0 million in 2013.

Estimated amortization of recorded program assets and program commitments for each of the next five years is as follows:

	Programs	Programs Not
	Available for	Yet Available
(in thousands)	Broadcast	for Broadcast	Total
2016	$468,308	$226,835	$695,143
2017	228,595	157,628	386,223
2018	98,242	79,078	177,320
2019	25,787	48,802	74,589
2020	1,140	14,561	15,701
Later years	1,707	1,426	3,133
Total	$823,779	$528,330	$1,352,109

Actual amortization in each of the next five years will exceed the amounts presented above as we will continue to produce and license additional programs.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Land and improvements	$23,606	$12,857
Buildings and improvements	190,199	155,736
Equipment	172,302	127,221
Computer software	206,276	208,984
Total	592,383	504,798
Accumulated depreciation	(299,153)	(278,552)
Property and equipment	$293,230	$226,246

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	As of December 31,
( in thousands )	2015	2014
Goodwill, net (1)	$1,804,748	$573,119
Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	$744,962	$586,687
Customer and advertiser lists	223,726	94,669
Copyrights and other tradenames	390,111	66,782
Broadcast licenses	124,030	-
Acquired rights and other	120,267	120,227
Total carrying amount	1,603,096	868,365
Accumulated amortization:
Acquired network distribution rights	(195,678)	(157,847)
Customer and advertiser lists	(81,892)	(71,870)
Copyrights and other tradenames	(30,875)	(20,046)
Broadcast licenses	(2,524)	-
Acquired rights and other	(29,463)	(22,721)
Total accumulated amortization	(340,432)	(272,484)
Total other intangible assets, net	$1,262,664	$595,881

(1) Includes accumulated impairments of $44,386 in 2015 and 2014

Activity related to goodwill and amortizable intangible assets by segment is as follows:

(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Goodwill
Balance as of December 31, 2013	$510,484	$64,098	$-	$574,582
Additions - business acquisitions	-	-	-	-
Foreign currency translation adjustment	-	(1,463)	-	(1,463)
Balance as of December 31, 2014	510,484	62,635		573,119
Additions - business acquisitions	-	1,259,447	-	1,259,447
Foreign currency translation adjustment	-	(27,818)	-	(27,818)
Balance as of December 31, 2015	$510,484	$1,294,264	$-	$1,804,748
(in thousands)
Amortizable Intangible Assets
Balance as of December 31, 2013	$573,083	$81,926	$-	$655,009
Additions - business acquisitions	-	-	-	-
Foreign currency translation adjustment	-	(3,525)	-	(3,525)
Amortization	(48,318)	(7,285)	-	(55,603)
Balance as of December 31, 2014	524,765	71,116	-	595,881
Additions - business acquisitions	-	761,362	-	761,362
Foreign currency translation adjustment	-	(25,932)		(25,932)
Amortization	(40,166)	(28,481)	-	(68,647)
Balance as of December 31, 2015	$484,599	$778,065	$-	$1,262,664

Separately acquired intangible assets reflect the acquisition of certain rights that will expand our opportunity to earn future revenues.  Cash payments for these acquired rights totaled $11.0 million, $10.9 million and $31.3 million in 2015, 2014 and 2013, respectively, and are reported as other, net in our consolidated statements of cash flows.

To determine the fair value of our reporting units, we used market data and discounted cash flow analyses. As the primary determination of fair value is determined using a discounted cash flow model, the resulting fair value is considered a Level 3 measurement.  No impairment charges were identified as a result of our goodwill analyses in 2015 or 2014. We recorded a $24.7 million charge in 2013 to write-down goodwill associated with our EMEA reporting unit driven by delayed expansion into certain markets.

Amortization expense associated with intangible assets for each of the next five years is expected to be as follows:

( in thousands )	Estimated Amortization **
2016	$86,310
2017	$85,247
2018	$84,951
2019	$85,828
2020	$77,570
Thereafter	$842,758

** The functional currency of certain foreign subsidiaries differs from the U.S. Dollar, so these amounts are subject to change as rates fluctuate.

11. OTHER ACCRUED LIABILITIES

Other accrued current liabilities consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Accrued rent	$21,736	$18,290
Accrued advertising rebates	20,808	25
Accrued interest	8,400	22,742
Accrued expenses	97,588	49,387
Total	$148,532	$90,444

12. INCOME TAXES

We file a consolidated U.S. federal income tax return, unitary tax returns in certain states and separate income tax returns for certain of our subsidiary companies in other states, as well as in foreign jurisdictions.  Included in our federal and state income tax returns is our proportionate share of the taxable income or loss of partnerships and limited liability companies that are treated as partnerships for tax purposes (“pass-through entities”).  Our consolidated financial statements do not include any significant provision for income taxes on the income of pass-through entities attributed to the non-controlling interests.

Food Network and Cooking Channel are operated under the terms of a general partnership agreement (“Partnership”). The Travel Channel is a limited liability company and treated as a partnership for tax purposes.

Income (loss) from operations before income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2015	2014	2013
United States	$1,187,353	$1,063,942	$1,025,761
Foreign	(65,489)	(36,091)	(35,110)
Total	$1,121,864	$1,027,851	$990,651

The determination of US/non-US is primarily based on legal entity structure, which differs from our reportable segment structure.

The provision for income taxes consisted of the following:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Current:
Federal	$345,204	$269,047	$181,403
State and local	32,393	31,155	37,655
Foreign	(6,183)	2,038	517
Total current income tax provision	371,414	302,240	219,575
Deferred:
Federal	(31,731)	694	84,504
State and local	5,611	85	5,742
Foreign	(1,903)	(1,976)	(2,198)
Total deferred income tax (benefit) provision	(28,023)	(1,197)	88,048
Provision for income taxes	$343,391	$301,043	$307,623

During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, a current tax benefit of $1.2 million, $12.3 million and $4.9 million, respectively, was allocated directly to shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	For the years ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
U.S. state and local income taxes, net of federal income tax benefit	2.2	2.2	2.2
Income of pass-through entities allocated to non-controlling interests	(5.4)	(6.2)	(6.3)
Section 199 - Domestic Production Activities deduction	(2.5)	(2.3)	(2.4)
Other	1.3	0.6	2.6
Effective income tax rate	30.6%	29.3%	31.1%

The approximate effect of the temporary differences giving rise to deferred income tax (assets) liabilities were as follows:

	As of December 31,
(in thousands)	2015	2014
Deferred tax assets:
Accrued expenses	$(30,764)	$(13,200)
Deferred compensation	(73,672)	(73,150)
Capital loss carry-forwards	(9,316)	(6,867)
Net operating loss carry-forwards	(157,475)	(33,745)
Investments	(80,992)	(96,387)
State taxes and interest	(35,671)	-
Property and equipment	(30,885)	(22,648)
Other	(26,530)	(10,110)
Total deferred tax assets:	(445,305)	(256,107)
Deferred tax liabilities:
Intangible assets	178,132	71,570
Programs and program licenses	45,897	64,765
Other	5,880	-
Total deferred tax liabilities:	229,909	136,335
Valuation allowance for deferred tax assets	123,442	40,676
Net deferred tax asset	$(91,954)	$(79,096)

As of December 31, 2015, there were $2.3 million of net operating loss carry-forwards for federal income tax purposes with expiration beginning in 2032 while there were approximately $17.9 million of net operating loss carry-forwards in various state jurisdictions with expiration dates between 2028 and 2034.  Net operating loss carry-forwards in various foreign jurisdictions were approximately $736.4 million as of December 31, 2015. Some of the foreign losses have an indefinite carry-forward period and certain of the foreign losses expire beginning in 2016. A large portion of the deferred tax assets for the foreign and state loss carry-forwards have been reduced by a valuation allowance of $109.2 million, as it is more likely than not that these loss carry-forwards will not be realized.

At December 31, 2015, capital losses available to the Company totaled $25.6 million, with most of these losses scheduled to expire in 2016. Accordingly, a valuation allowance of $9.3 million was recorded on the deferred tax asset for these losses, as management believed it was more likely than not that the capital losses would not be utilized based on information available as of December 31, 2015. However, as described in Note 24 – Subsequent Events, the Company and the controlling interest owner of Fox Sports agreed to a purchase price for which the Company would exercise its put right to require the controlling interest owner to acquire SNI’s interest in this investment. The sale of the Company’s interest in Fox Sports is expected to generate a capital gain, which would enable the utilization of these capital loss carry-forwards.

The Company has recorded a valuation allowance against deferred tax assets of $123.4 million and $40.7 million as of December 31,

2015 and December 31, 2014, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets may result in a decrease in the provision for income taxes. During the year ended December 31, 2015, the valuation allowance was increased by $47.3 million related to net operating losses generated by N-Vision and the TVN entities prior to the Transactions. The remainder of the valuation allowance increase is primarily related to management’s determination that it is more likely than not that certain foreign net operating losses incurred during the year ended December 31, 2015 will not be realized. Additionally as of December 31, 2015, $73.0 million of the total valuation allowance recorded relates to deferred tax assets in connection the TVN Transactions. If any portion of this valuation allowance is reversed during the measurement period, which is still open as of December 31, 2015, it is possible that the reversal could result in a credit directly to goodwill or contributed capital.  However, the Company does not believe this is a likely event.

No provision has been made for United States federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested, which were approximately $105.6 million at December 31, 2015. Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Gross unrecognized tax benefits - beginning of year	$96,166	$109,462	$94,219
Increases in tax positions for prior years	19,679	2,169	20,931
Decreases in tax positions for prior years	-	(11,254)	(6,020)
Increases in tax positions for current year	17,712	15,149	13,709
Settlements with taxing authorities	495	-	-
Lapse in statute of limitations	(24,359)	(19,360)	(13,377)
Gross unrecognized tax benefits - end of year	$109,693	$96,166	$109,462

The total net unrecognized tax benefits that would affect the effective tax rate if recognized was $78.3 million at December 31, 2015, $62.8 million at December 31, 2014 and $65.4 million at December 31, 2013. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. We have recognized interest expense of approximately $0.1 million in 2015, $0.5 million in 2014 and $2.8 million in 2013.  We have accrued gross interest and penalties of approximately $11.5 million in 2015, $10.9 million in 2014 and $10.2 million in 2013.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. As of December 31, 2015, the Company is no longer subject to U.S. federal examinations for years before 2012. It is possible that examinations by tax authorities in state and foreign jurisdictions may be resolved within twelve months. Exclusive of interest and penalties, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by a range of zero to $63.5 million, primarily due to settlement of tax examinations and expiration of the statute of limitations.

With a few exceptions, the Company is no longer subject to examinations by state, local or foreign tax authorities for years prior to 2011.

13. DEBT

Debt consisted of the following:

		As of December 31,
(in thousands)	Maturity	2015	2014
Amended Revolving Credit Facility	2019 - 2020	$389,170	$-
Term Loan	2017	249,129	-
3.55% Senior Notes	2015	-	883,895
2.70% Senior Notes	2016	499,174	498,272
2.75% Senior Notes	2019	495,750	494,644
TVN 7.38% Senior Notes	2020	399,986	-
2.80% Senior Notes	2020	593,796	-
3.50% Senior Notes	2022	395,309	-
3.90% Senior Notes	2024	493,210	492,443
3.95% Senior Notes	2025	494,748	-
Total debt		$4,010,272	$2,369,254
Current portion of debt		(499,174)	(883,895)
Debt (less current portion)		$3,511,098	$1,485,359
Fair value of long-term debt *		$3,977,985	$2,409,995

*

The fair value of the senior notes were estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

Revolving Credit Facilities

On March 31, 2014, we entered into a five year revolving credit facility (the “Facility”) that permitted $650.0 million in aggregate borrowings with an expiration date of March 2019.

On May 18, 2015, we entered into the Amended Revolving Credit Facility to amend the Facility. The Amended Revolving Credit Facility provides $250.0 million additional revolving loan capacity permitting borrowings up to an aggregate principal amount of $900.0 million, which may be increased to $1,150.0 million at our option. Additionally, the Amended Revolving Credit Facility extends the maturity one year to a scheduled maturity of March 2020, with the exception of $32.5 million, which remains scheduled to mature in March 2019.

Borrowings under the Amended Revolving Credit Facility incur interest charges based on the Company’s credit rating with drawn amounts incurring interest at LIBOR plus a range of 69 to 130 basis points and a facility fee ranging from 6 to 20 basis points, also subject to the Company’s credit ratings.

The Company had outstanding borrowings of $389.2 million under the Amended Revolving Credit Facility at December 31, 2015, incurring interest at a rate of approximately 1.44% throughout the year ended December 31, 2015. The Company had $1.1 million of outstanding letters of credit under the Amended Revolving Credit Facility at December 31, 2015, and there were no outstanding borrowings or letters of credit under the Facility at December 31, 2014.

At the Acquisition Date, TVN had an outstanding revolving credit facility (the “TVN Facility”) in the amount of PLN 300.0 million and a cash loan (the “Cash Loan”) in the amount of €25.0 million bearing interest at a floating rate of EURIBOR for the relevant interest period, plus the bank’s margin.  The TVN Facility and Cash Loan were scheduled to mature in June 2017, but both were repaid in full and cancelled as of December 31, 2015.

Term Loan

On June 26, 2015, we entered into a $250.0 million senior unsecured Term Loan agreement.  The Term Loan has a maturity date of June 2017, with outstanding borrowings incurring interest at LIBOR plus a range of 62.5 to 137.5 basis points, subject to the Company’s credit ratings.  The weighted average interest rate on the Term Loan was 1.37% for the year ended December 31, 2015.

Senior Notes

In November 2014, we completed the sale of $500.0 million aggregate principal amount of 2.75% Senior Notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 3.90% Senior Notes due 2024 (the “2024 Notes”). Interest is due on the 2019 Notes and 2024 Notes on May 15th and November 15th each year. Net proceeds from the issuance of these notes were utilized to repay our $885.0 million aggregate principal amount of 3.55% Senior Notes that matured in January 2015.

Our $500.0 million aggregate principal amount of 2.70% Senior Notes mature in December 2016 (the “2016 Notes”). Interest is paid on the 2016 Notes on June 15th and December 15th of each year.

On June 2, 2015, we completed the sale of $600.0 million aggregate principal amount of 2.80% Senior Notes due 2020 (the “2020 Notes”), $400.0 million aggregate principal amount of 3.50% Senior Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of 3.95% Senior Notes due 2025 (the “2025 Notes” and together with the 2020 and 2022 Notes, the “Newly Issued Notes”). The Newly Issued Notes are unsecured senior obligations of the Company and rank equally in right of payment with the Company’s existing and future unsecured and unsubordinated indebtedness. The proceeds of the Newly Issued Notes were used, in part, to fund the Transactions (see Note 4 – Acquisitions).

Amounts capitalized and included as a reduction against long term debt on our consolidated balance sheets include $20.4 million of debt issuance costs related to the Amended Revolving Credit Facility, Term Loan and Newly Issued Notes, all of which were undertaken to finance the Transactions.  We amortized $6.0 million and $3.0 million of debt issuance costs for the years ended December 31, 2015 and December 31, 2014, respectively, within interest expense, net in our consolidated statements of operations.

On July 31, 2015, the Company paid €364.9 million to retire the €300.0 million 2021 PIK Notes, which was debt at the parent of TVN and included as a component of the debt assumed in the Acquisition purchase price.  The payment included the aggregate principal and a required make-whole component totaling €363.4 million, as well as accrued and unpaid interest of €1.5 million.  The extinguishment of debt, including the make-whole component, is reflected as a financing activity in our consolidated statements of cash flows.

On November 19, 2010, TVN Finance Corp. issued the 2018 TVN Notes.  On November 16, 2015, TVN Finance Corp. executed a full early redemption of the 2018 TVN Notes totaling €118.9 million, comprised of principal of €116.6 million, accrued but unpaid interest of a nominal amount and premium of €2.3 million. An additional €4.6 million was paid at the same time in fulfillment of the November 15 coupon payment due. The extinguishment of debt is reflected as a financing activity in our consolidated statements of cash flows.

On September 16, 2013, TVN Finance Corp. issued the 2020 TVN Notes.  Prior to December 15, 2016 TVN Finance Corp may redeem up to 40 percent of the original principal amount of the 2020 TVN Notes with net cash proceeds of one or more equity offerings at a redemption price of 107.38% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.  Also, prior to December 15, 2016, TVN Finance Corp. may redeem up to 10.0 percent of the original principal amount of the 2020 TVN Notes at a redemption price equal to 103.00% of the aggregate principal amount plus accrued and unpaid interest, if any, to the redemption date. A 10.0 percent redemption was executed in September 2015 and in November 2015, leaving one more opportunity to redeem another 10.0 percent at 103.00% prior to December 16, 2016. At any time prior to December 16, 2016 TVN Finance Corp. may redeem the 2020 TVN Notes in whole, but not in part, at a price equal to 100.00% of the principal amount plus the applicable make-whole premium and accrued and unpaid interest, if any, up to the redemption date.  The 2020 TVN Notes are senior unsecured obligations and are governed by a number of covenants including, but not limited to, restrictions on the level of additional indebtedness, payment of dividends, sale of assets and transactions with affiliated companies.

On September 15, 2015 TVN executed a partial pre-payment of the 2020 TVN Notes totaling €45.1 million, comprised of principal of €43.0 million, accrued but unpaid interest of €0.8 million and premium of €1.3 million.

On November 16, 2015, TVN Finance Corp. executed a second partial pre-payment of the 2020 TVN Notes totaling €45.6 million, comprised of principal of €43.0 million, accrued but unpaid interest of €1.3 million and premium of €1.3 million. At December 31, 2015, €344.0 million was outstanding on the 2020 TVN Notes.

Debt Covenants

The Amended Revolving Credit Facility, Term Loan, all of our Senior Notes and the TVN debt all include certain affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

14. OTHER LIABILITIES

Other liabilities consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Pension and post-employment benefits	$73,683	$81,012
Deferred compensation	41,992	41,096
Uncertain tax positions	101,908	69,898
Other	32,808	42,423
Other liabilities (less current portion)	$250,391	$234,429

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

The free-standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges. Changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in functional currency value of foreign currency denominated assets and liabilities. The gross notional amount of these contracts outstanding was of $118.6 million at December 31, 2015, $124.3 million December 31, 2014 and $236.0 million at December 31, 2013.

The cash flow settlements from these derivative contracts are primarily reported within investing activities in the consolidated statements of cash flows.

We recognized $50.3 million of gains in 2015, $2.8 million of gains in 2014 and $7.1 million of losses in 2013 from these forward contracts, included within gain (loss) loss on derivatives in the consolidated statements of operations.  The gains and losses from these forward contracts are offset by foreign exchange transaction losses of $22.4 million that were recognized in 2015, $4.2 million of losses that were recognized in 2014 and $2.8 million of gains that were recognized in 2013.  Foreign exchange transaction gains and losses are included within miscellaneous, net in our consolidated statements of operations.

16. REDEEMABLE NON-CONTROLLING INTERESTS AND NON-CONTROLLING INTEREST

Redeemable Non-controlling Interests

A non-controlling owner holds a 35.0 percent interest in the Travel Channel. The owner of the non-controlling interest has a put option requiring us to repurchase their interest, and we have a call option to acquire their interest. The owner of the non-controlling interest will receive negotiated value for their interest at the time either option is exercised. The put option on the non-controlling interest in the Travel Channel became exercisable on August 18, 2014, and our call option became exercisable on December 15, 2015. On January 6, 2016, the Company notified the owner of the non-controlling interest of its intention to exercise the call option, resulting in 100.0 percent ownership of Travel Channel (see Note 24 – Subsequent Events).

A non-controlling owner holds a 30.0 percent interest in Food Network Latin America (“FNLA”). The owner of the non-controlling interest has a put option requiring us to repurchase their interest, and we have a call option to acquire their interest. The owner of the non-controlling interest will receive fair market value for their interest at the time either option is exercised. The put option on the non-controlling interest in FNLA becomes exercisable in 2017, and our call option becomes exercisable in 2024, or upon the occurrence of other contractual call events as outlined in the agreement.

Non-controlling Interest

The Food Network and Cooking Channel are operated and organized under the terms of the Partnership. The Company and a non-controlling owner hold interests in the Partnership. During the fourth quarter of 2014, the Partnership was extended and specifies a dissolution date of December 31, 2016. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as holder of 80.0 percent of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

See Note 4 – Acquisitions for further discussion regarding the non-controlling interest arising from the Transactions.

17. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

We sponsor a defined benefit pension plan (“Pension Plan”) covering a majority of our U.S.-based employees. Expense recognized in relation to the pension plan is based upon actuarial valuations. Inherent in those valuations are key assumptions including discount rates and, where applicable, expected returns on assets and projected future salary rates. The discount rates used in the valuation of the Pension Plan are evaluated annually based on current market conditions. Benefits are generally based on the employee’s compensation and years of service.

We also have a non-qualified supplemental executive retirement plan (“SERP”). The SERP, which is unfunded, provides defined pension benefits in addition to what is provided under the Pension Plan to eligible executives based on average earnings, years of service and age at retirement.

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

The measurement date used for the Pension Plan and SERP is December 31. The components of the expense consisted of the following:

	Pension Plan			SERP
	For the years ended December 31,			For the years ended December 31,
(in thousands)	2015	2014	2013	2015	2014	2013
Interest cost	$2,940	$3,279	$3,642	$1,713	$1,685	$1,637
Expected return on plan assets, net of expenses	(3,876)	(4,571)	(4,396)	-	-	-
Special termination benefits	860	1,838	-	290	365	-
Settlement charges	3,345	2,021	2,302	1,121	2,279	1,083
Amortization of net loss	2,095	1,239	2,918	2,354	2,188	2,844
Total for defined benefit plans	$5,364	$3,806	$4,466	$5,478	$6,517	$5,564

In the fourth quarter of 2014, we announced the Restructuring Plan, providing each employee the benefit of an additional three years of credited service related to the applicable Pension Plan and SERP for which they qualify (see Note 5 – Employee and Contract Termination Costs). The special termination charge represents the cost of providing these additional benefits to the employees retiring under the terms of the early retirement program.

During 2015 and 2014, we recognized $4.5 million and $4.3 million, respectively, of settlement charges related to lump-sum distributions from our Pension Plan and SERP. Settlement charges are recorded when total lump sum distributions for a plan’s year exceed the total projected service cost and interest cost for that plan year.

Assumptions used in determining the annual retirement plans expense were as follows:

	Pension Plan			SERP
	For the years ended December 31,			For the years ended December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	3.46%	4.27%	3.33%	3.14%	3.62%	2.76%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%	N / A	N / A	N / A
Increase in compensation levels	4.54%	5.05%	5.37%	4.41%	4.83%	5.05%

The discount rate used to determine our future pension obligations is based on a bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans.

The expected long-term rate of return on plan assets is based on the weighted-average expected rate of return and capital market forecasts for each asset class employed. Our expected rate of return on plan assets also considers our historical compounded return on plan assets for 10 and 15 year periods.

The increase in compensation levels assumption is based on actual past experience and the near-term outlook.

Obligations and Funded Status

Defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our plan assets and obligations:

	Pension Plan		SERP
	For the years ended December 31,		For the years ended December 31,
(in thousands)	2015	2014	2015	2014
Accumulated benefit obligation	$78,859	$85,279	$46,428	$45,617
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$92,384	$82,151	$52,374	$48,572
Interest cost	2,940	3,279	1,713	1,685
Benefits paid	(484)	(407)	(251)	(253)
Actuarial (gains) losses	(525)	14,344	566	6,650
Curtailments	-	(1,097)	-	(53)
Special termination benefits	860	1,838	290	365
Settlement charges	(10,554)	(7,724)	(2,418)	(4,592)
Projected benefit obligation at end of year	84,621	92,384	52,274	52,374
Plan assets:
Fair value at beginning of year	59,096	63,113	-	-
Actual return on plan assets	(2,345)	4,114	-	-
Company contributions	-	-	2,669	4,845
Benefits paid	(484)	(407)	(251)	(253)
Settlement charges	(10,554)	(7,724)	(2,418)	(4,592)
Fair value at end of year	45,713	59,096	-	-
Under funded status	$(38,908)	$(33,288)	$(52,274)	$(52,374)
Amounts recognized as assets and liabilities in
the consolidated balance sheets:
Current liabilities	$-	$-	$(17,500)	$(4,650)
Non-current liabilities	(38,908)	(33,288)	(34,774)	(47,724)
Total	$(38,908)	$(33,288)	$(52,274)	$(52,374)
Amounts recognized in accumulated other comprehensive
loss consist of:
Net loss	$27,502	$27,247	$22,731	$25,640

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive loss (income) consist of:

	Pension Plan		SERP
	For the years ended December 31,		For the years ended December 31,
(in thousands)	2015	2014	2015	2014
Net actuarial loss	$5,695	$14,801	$566	$6,650
Amortization of net loss	(2,095)	(1,239)	(2,354)	(2,188)
Curtailment charges	-	(1,097)	-	(53)
Settlement charges	(3,345)	(2,021)	(1,121)	(2,279)
Total recognized in other comprehensive (loss) income	255	10,444	(2,909)	2,130
Net periodic benefit cost	5,364	3,806	5,478	6,517
Total recognized in net periodic benefit cost and other comprehensive loss	$5,619	$14,250	$2,569	$8,647

We expect to recognize amortization from accumulated other comprehensive (loss) income into net periodic benefit costs of $2.1 million and $2.1 million for the net actuarial loss during 2016 related to our Pension Plan and SERP, respectively.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Pension Plan		SERP
	For the years ended December 31,		For the years ended December 31,
(in thousands)	2015	2014	2015	2014
Accumulated benefit obligation	$78,859	$85,279	$46,428	$45,617
Fair value of plan assets	$45,713	$59,096	$-	$-

Information for defined benefit plans with a projected benefit obligation in excess of plan assets was as follows:

	Pension Plan		SERP
	For the years ended December 31,		For the years ended December 31,
(in thousands)	2015	2014	2015	2014
Projected benefit obligation	$84,621	$92,384	$52,274	$52,374
Fair value of plan assets	$45,713	$59,096	$-	$-

Assumptions used to determine benefit obligations for the defined plans was as follows:

	Pension Plan		SERP
	For the years ended December 31,		For the years ended December 31,
	2015	2014	2015	2014
Discount rate	3.75%	3.46%	3.39%	3.14%
Rate of compensation increases	4.32%	4.54%	4.26%	4.42%

Plan Assets

Our investment policy is to maximize the total rate of return on plan assets to meet the long-term funding obligations of the Pension Plan. Plan assets are invested using a combination of active management and passive investment strategies. Risk is controlled through diversification among multiple asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning return targets and evaluating performance against these targets. Information related to our Pension Plan asset allocations by asset category were as follows:

		Percentage of Plan Assets
	Target Allocations	as of December 31,
Investment Type	for 2016	2015	2014
US equity securities	27%	25%	30%
Non-US equity securities	39%	43%	36%
Fixed-income securities	30%	23%	28%
Other	4%	9%	6%
Total	100%	100%	100%

U.S. equity securities include common stocks of large, medium and small companies, which are predominantly U.S.-based. Non-U.S. equity securities include common stocks of large, medium and small companies which are domiciled outside the U.S. Fixed-income securities include securities issued or guaranteed by the U.S. government and corporate debt obligations, as well as investments in hedge fund products. Real estate investments include, but are not limited to, investments in office, retail, apartment and industrial properties.

Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following table sets forth our plan asset categories that are measured at fair value as of December 31, 2015 and the level of inputs utilized for fair value.

	As of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
US equity securities
Mutual funds	$11,457	$11,457	-	-
Non-US equity securities
Mutual funds	19,634	19,634	-	-
Fixed income securities
Mutual funds	10,222	10,222	-	-
Other
Alternative investment funds	3,681	-	3,681	-
Subtotal	$44,994	$41,313	$3,681	$—
Cash	719	719	-	-
Total	$45,713	$42,032	$3,681	$—

The following table sets forth our plan asset categories that are measured at fair value as of December 31, 2014 and the level of inputs utilized for fair value.

	As of December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
US equity securities
Mutual funds	$17,650	$17,650	-	-
Non-US equity securities
Mutual funds	21,264	21,264	-	-
Fixed income securities
Mutual funds	16,758	16,758	-	-
Other
Alternative investment funds	3,369	-	3,369	-
Subtotal	$59,041	$55,672	$3,369	$—
Cash	55	55
Total	$59,096	$55,727	$3,369	$—

Cash Flows

Subsequent to year-end, the Company made a voluntarily contribution of $10.0 million to the Pension Plan investment fund. We anticipate contributing $17.5 million to fund current benefit payments for the SERP in 2016.

The estimated future benefit payments expected to be paid out of the plans for the next ten years are as follows:

(in thousands)	Pension Plan	SERP
2016	$3,630	$17,500
2017	$3,655	$1,753
2018	$4,146	$2,359
2019	$4,147	$2,467
2020	$5,073	$2,549
2021-2025	$26,252	$15,380

Defined Contribution Retirement Plan

Substantially all U.S.-based employees of the Company are covered by a Company-sponsored defined contribution plan (“DC Plan”). The Company matches a portion of employees’ voluntary contribution to this plan and makes additional contributions to eligible employees’ 401K accounts in accordance with enhanced provisions to the DC Plan. The amount contributed to each employee’s account is a percentage of the employee’s total eligible compensation based upon age and service with the Company as of the first day of each year. Expense related to our DC plan was $17.4 million in 2015, $17.5 million in 2014 and $16.4 million in 2013.

Employees of our newly-acquired TVN subsidiary are covered by state managed defined contribution plans. Contributions to these defined contribution plans are charged to the income statement in the period to which they relate.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan (“Deferred Compensation Plan”) that is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their annual compensation. The Deferred Compensation Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We may use corporate-owned life insurance contracts held in a rabbi trust to support the plan. We have investments valued at $42.8 million, including $27.0 within this rabbi trust and $15.8 million held in mutual funds, at December 31, 2015. The cash surrender value of the Company-owned life insurance contracts totaled $27.0 million and $20.7 million at December 31, 2015 and December 31, 2014, respectively, and is included within other non-current assets on our consolidated balance sheets. Gains or losses related to these insurance contracts are included within miscellaneous, net in our consolidated statements of operations. The unsecured obligation to pay the deferred compensation, including deferred directors fees, and adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $42.0 million and $42.8 million at December 31, 2015 and December 31, 2014, respectively.

18. COMPREHENSIVE INCOME

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following adjustments for the respective years:

	For the years ended December 31,
	2015		2014		2013
(in thousands)	Currency Translation	Pension Plan and SERP Liability	Currency Translation	Pension Plan and SERP Liability	Currency Translation	Pension Plan and SERP Liability
AOCI beginning period balance	$(25,122)	$(32,769)	$12,449	$(24,978)	$5,645	$(44,507)
Other comprehensive (loss) income before reclassifications	(73,117)	2,653	(37,571)	(13,291)	6,804	13,862
Amounts reclassified from AOCI	—	(1,878)	—	5,500	—	5,667
Net current-period other comprehensive (loss) income	(73,117)	775	(37,571)	(7,791)	6,804	19,529
AOCI end of period balance	$(98,239)	$(31,994)	$(25,122)	$(32,769)	$12,449	$(24,978)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for Pension Plan and SERP liability adjustments relate to the amortization of actuarial losses and settlement charges. These amounts are included within selling, general and administrative in our consolidated statements of operations (see Note 17 - Employee Benefit Plans).

19. CAPITAL STOCK AND SHARE COMPENSATION PLANS

Capital Stock

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

Incentive Plans

Our Amended LTI Plan provides for long-term equity incentive compensation for key employees and members of the Board. The Amended LTI Plan authorizes the grant of equity-based compensation to our non-employee directors, officers and other key employees in the form of incentive or non-qualified stock options, stock appreciation rights, restricted shares, RSUs, PBRSUs and other share-based awards and dividend equivalents. The Company has reserved 8.0 million class A common shares for issuance or delivery under the Amended LTI Plan.

The Amended LTI Plan will remain in effect until February 19, 2025, unless sooner terminated by the Board. Termination will not affect grants and awards then outstanding. The Amended LTI Plan replaced our LTI Plan, and no further awards will be made under the LTI Plan. However, awards granted under the LTI Plan prior to shareholder approval of the Amended LTI Plan will remain outstanding in accordance with their terms.

We satisfy stock option exercises and vested stock awards with newly-issued shares. Shares available for future share compensation grants totaled 7.9 million at December 31, 2015.

Stock Options

Stock options grant the recipient the right to purchase class A common shares at not less than 100 percent of the fair market value on the date the option is granted. Stock options granted to employees generally vest ratably over a three year period, conditioned upon the individual's continued employment through that period, while those granted to non-employee directors vest over a one year period. Stock options also generally vest immediately upon retirement, death or disability of the employee or upon a change in control of the Company or of the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Stock options granted to employees generally have eight year terms, while those granted to non-employee directors generally vest over a one year period and have a ten year term for options granted prior to 2010. Stock options granted 2010 and later have eight year terms.

Options generally become exercisable over a three year period. Information about options outstanding and options exercisable is as follows:

(shares in thousands)	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,223	$52.81
Granted in 2015	435
Exercised in 2015	(286)
Forfeited in 2015	(1)
Outstanding at December 31, 2015	2,371	$57.38	4.5	$14,936
Vested and expected to vest as of December 31, 2015	2,315	$57.06	4.4	14,936
Options exercisable at December 31, 2015	1,660	$50.87	3.6	$14,936

The following table presents additional information on exercises of stock options:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Cash received upon exercise	$9,207	$39,605	$42,976
Intrinsic value (market value on date of exercise less exercise price)	$6,030	$40,961	$25,552

Restricted Stock Units

Awards of RSUs are converted into equal number of class A common shares at the vesting date. The fair value of RSUs is based on the closing price of SNI’s class A common shares on the grant date. RSUs vest over a range of one to five years, conditioned upon the continued employment through that period. RSUs also generally vest immediately upon retirement, death or disability of the employee or upon a change in control of the Company or of the business in which the individual is employed. We expect all unvested RSUs to vest.

The following table presents additional information about RSUs:

		Grant Date Fair Value
		Weighted
(shares in thousands)	Units	Average
Unvested units at December 31, 2014	614.0	$67.68
Awarded in 2015	346.0	$71.01
Converted in 2015	(462.0)	$63.19
Forfeited in 2015	(4.0)	$74.03
Unvested units at December 31, 2015	494.0	$60.26

In addition, PBRSUs that have been awarded represent the right to receive a grant of RSUs if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares depending on the extent to which the specified performance measures are attained. The shares earned are issued as RSUs following the performance period and vest over a three year service period from the date of issuance. During 2015, PBRSUs with a target of 61,390 class A common shares were granted with a weighted-average grant date fair value of $72.30 and have a two year performance period based on the Company’s cash flow initiatives. During 2014, PBRSUs with a target of 60,310 class A common shares were granted with a weighted-average grant date fair value of $85.10 and have a two year performance period based on total shareholder return. We expect all unvested PBRSUs to vest.

Share-Based Compensation

In accordance with share-based payment accounting guidance, compensation cost is based on the grant date fair value of the award. The fair value of awards that grant the employee the right to the appreciation of the underlying shares, such as stock options, is measured using a binomial lattice model. A Monte Carlo simulation model is used to determine the fair value of awards with market conditions. The fair value of awards that grant the employee the underlying shares is measured by the fair value of a class A common share of SNI stock.

Compensation costs, net of estimated forfeitures due to termination of employment or failure to meet performance targets, are recognized on a straight-line basis over the requisite service period of the award. The requisite service period is generally the vesting period stated in the award. However, because our share-based grants generally vest upon the retirement of the employee, grants to retirement-eligible employees are expensed immediately, and grants to employees who will become retirement-eligible prior to the end of the stated vesting period are expensed over such shorter period.

The weighted-average assumptions SNI used in the model are as follows:

	For the years ended December 31,
	2015	2014	2013
Weighted-average fair value of stock options granted	$15.18	$19.20	$18.94
Assumptions used to determine fair value:
Dividend yield	1.28%	0.99%	0.95%
Risk-free rate of return	1.49%	1.53%	0.84%
Expected life of options (years)	5.0	5.0	5.0
Expected volatility	24.7%	27.2%	36.3%

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

A summary of share-based compensation costs is as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Total share-based compensation costs	$29,568	$35,474	$36,845

As of December 31, 2015, $2.0  million of total unrecognized share-based compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years. In addition, $15.3 million of total unrecognized share-based compensation cost related to RSUs and PBRSUs, is expected to be recognized over a weighted-average period of 1.4 years.

Share Repurchase Program

We have share repurchase programs (“Repurchase Programs”) authorized by the Board that permit us to acquire the Company’s class A common shares. During 2015, we repurchased 4.0 million shares for $288.5 million, including 3.0 million shares repurchased for $216.8 million from Scripps family members, who are considered to be related parties. During 2014, we repurchased 15.4 million shares for $1,200.0 million, including 4.5 million shares repurchased for $339.0 million from Scripps family members. During 2013, we repurchased 3.9 million shares for $253.2 million.

As of December 31, 2015, $1,512.5 million in authorization remains available for repurchase under the existing Repurchase Programs. All shares repurchased under the Repurchase Programs are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of class A common shares under the Repurchase Programs.

20. COMMITMENTS AND CONTINGENCIES

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in a material loss.

Our minimum payments on non-cancelable leases at December 31, 2015 are as follows:

( in thousands )
2016	$27,439
2017	$27,755
2018	$27,304
2019	$22,174
2020	$20,535
Thereafter	$19,682

We expect that the majority of our operating leases will be replaced with leases for similar facilities upon their expiration.

Rental expense for cancelable and non-cancelable leases at December 31, 2015 was as follows:

( in thousands )
2015	$28,444
2014	$29,230
2013	$26,619

In the ordinary course of business, we enter into long-term service contracts to obtain satellite transmission services or to obtain other services. Liabilities for such commitments are recorded when the related services are rendered.

Minimum payments on satellite and transmission services commitments at December 31, 2015 are as follows:

( in thousands )
2016	$45,190
2017	$46,029
2018	$20,262
2019	$11,689
2020	$4,691
Thereafter	$275

We expect these contracts will be replaced with similar contracts upon their expiration.

21. SEGMENT INFORMATION

The Company’s operating segments are determined based upon our management and internal reporting structure.

In the fourth quarter of 2014, we modified our management reporting structure related to the operating results from our uLive business. In conjunction with this change in reporting structure, we now report the results of uLive within U.S. Networks rather than within Corporate and Other.

As a result of the Acquisition (see Note 4 – Acquisitions), the international operating segment that was previously insignificant, has become significant.  Therefore, the Company now has two reportable segments: U.S. Networks, previously referred to as Lifestyle Media, and International Networks.

As a result of these changes to our reportable segments, certain prior period segment results have been recast to reflect the current presentation (see Note 1 – Description of Business and Basis of Presentation).

U.S. Networks includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and mobile businesses serving home, food, travel and other lifestyle-related categories. The Food Network and Cooking Channel are included in the Partnership, of which we own 68.7 percent. We also own 65.0 percent of Travel Channel. Each of our networks is distributed by cable and satellite distributors and telecommunication service providers. U.S. Networks earns revenue primarily from the sale of advertising time and from affiliate fees paid by distributors of our content.

International Networks includes the lifestyle-oriented networks available in the UK, EMEA, APAC and Latin America.  Additionally, International Networks includes TVN.

Corporate and Other includes the results of businesses not separately identified as reportable segments for external financial reporting purposes and will continue to be disclosed separately from the results of the U.S. Networks and International Networks segments.  The Company generally does not allocate employee-related corporate overhead costs to its reportable segments, but rather classifies these expenses within Corporate and Other. However, certain corporate costs, including information technology, pension and other employee benefits and other shared service functions, are allocated to our businesses. These allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the businesses.

Our Chief Operating Decision Maker (“CODM”) evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a non-GAAP measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items included in net income determined in accordance with GAAP.

Intersegment revenue and program amortization eliminations are included within Corporate and Other, and totaled $26.3 and $13.3, respectively, for the twelve months ended December 31, 2015.

Information regarding our segments is as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Segment operating revenues:
U.S. Networks	$2,716,663	$2,588,357	$2,466,061
International Networks	327,891	90,180	75,677
Corporate and Other	(26,327)	(13,081)	(10,929)
Total operating revenues	$3,018,227	$2,665,456	$2,530,809
Segment profit (loss):
U.S. Networks	$1,337,189	$1,268,417	$1,212,767
International Networks	30,893	(41,854)	(17,535)
Corporate and Other	(122,391)	(104,802)	(92,772)
Total segment profit	1,245,691	1,121,761	1,102,460
Depreciation and amortization of intangible assets	137,596	128,582	117,580
Write-down of goodwill	-	-	24,723
Loss on disposal of property and equipment	4,163	870	1,681
Interest expense	(108,047)	(52,687)	(48,710)
Equity in earnings of affiliates	80,916	85,631	79,644
Gain (loss) on derivatives	50,256	2,810	(7,085)
Miscellaneous, net	(5,193)	(212)	8,326
Income from operations before income taxes	$1,121,864	$1,027,851	$990,651
Depreciation:
U.S. Networks	$54,954	$63,179	$55,560
International Networks	10,299	4,257	2,263
Corporate and Other	3,696	5,543	5,187
Total depreciation	$68,949	$72,979	$63,010
Amortization of intangible assets:
U.S. Networks	$40,166	$48,318	$48,655
International Networks	28,481	7,285	5,914
Corporate and Other	-	-	1
Total amortization of intangible assets	$68,647	$55,603	$54,570
Loss (gain) on disposal of property and equipment:
U.S. Networks	$4,474	$1,311	$1,606
International Networks	461	(5)	6
Corporate and Other	(772)	(436)	69
Total loss on disposal of property and equipment	$4,163	$870	$1,681
Equity in earnings of affiliates:
U.S. Networks	$43,851	$42,613	$40,648
International Networks	37,065	43,018	38,996
Corporate and Other	-	-	-
Total equity in earnings of affiliates	$80,916	$85,631	$79,644

No single customer provides more than 10.0 percent of our revenue.

	For the years ended December 31,
(in thousands)	2015	2014	2013
Additions to property and equipment:
U.S. Networks	$40,120	$50,042	$63,026
International Networks	10,424	8,212	7,313
Corporate and Other	1,936	540	2,750
Total additions to property and equipment	$52,480	$58,794	$73,089
Assets:
U.S. Networks	$2,937,428	$2,864,074	$2,849,547
International Networks	3,276,989	660,215	693,846
Corporate and Other	457,897	1,133,192	891,430
Total assets	$6,672,314	$4,657,481	$4,434,823
Operating revenues by geographic country of origin:
United States	$2,726,124	$2,602,103	$2,479,492
Poland	224,720	-	-
Other International	67,383	63,353	51,317
Total operating revenues	$3,018,227	$2,665,456	$2,530,809
Long-lived assets by geographic location:
United States	$1,903,918	$1,919,692	$1,948,434
Poland	2,406,842	-	-
Other International	541,719	562,363	586,004
Total long-lived assets	$4,852,479	$2,482,055	$2,534,438

Other additions to long-lived assets include investments, capitalized intangible assets and capitalized programs.

As of December 31, assets held by our businesses outside of the United States totaled $3,238.2 million for 2015, $590.0 million for 2014 and $627.0 million for 2013.

22. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized financial information is as follows:

	For the year ended 2015
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$658,250	$732,102	$776,122	$851,753	$3,018,227
Cost of services, excluding depreciation and amortization of intangible assets	199,147	195,087	270,150	322,973	987,357
Selling, general and administrative	202,187	178,498	193,645	210,849	785,179
Depreciation and amortization of intangible assets	28,590	26,438	41,291	41,277	137,596
Loss on disposal of property and equipment	2,516	44	40	1,563	4,163
Operating income	225,810	332,035	270,996	275,091	1,103,932
Interest expense, net	(12,967)	(16,835)	(50,439)	(27,806)	(108,047)
Equity in earnings of affiliates	18,945	27,290	23,392	11,289	80,916
Gain on derivatives	5,933	37,198	4,037	3,088	50,256
Miscellaneous, net	(402)	(13,194)	(9,543)	17,946	(5,193)
Provision for income taxes	71,249	120,326	75,110	76,706	343,391
Net income	166,070	246,168	163,333	202,902	778,473
Less: net income attributable to non-controlling interests	(42,227)	(52,450)	(38,774)	(38,194)	(171,645)
Net income attributable to SNI	$123,843	$193,718	$124,559	$164,708	$606,828
Net income per basic share:
Net income attributable to SNI common shareholders	$0.94	$1.50	$0.96	$1.27	$4.68
Net income per diluted share:
Net income attributable to SNI common shareholders	$0.94	$1.49	$0.96	$1.27	$4.66
Weighted average shares outstanding:
Basic	131,259	129,225	129,177	129,211	129,665
Diluted	131,942	129,868	129,704	129,728	130,255
Cash dividends declared per share of common stock	$0.23	$0.23	$0.23	$0.23	$0.92

	For the year ended 2014
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$643,749	$708,132	$644,423	$669,152	$2,665,456
Cost of services, excluding depreciation and amortization of intangible assets	181,138	190,181	207,099	200,478	778,896
Selling, general and administrative	191,877	198,666	167,361	206,895	764,799
Depreciation and amortization of intangible assets	31,294	34,173	31,617	31,498	128,582
(Gain) loss on disposal of property and equipment	(152)	1,647	(448)	(177)	870
Operating income	239,592	283,465	238,794	230,458	992,309
Interest expense, net	(12,431)	(12,232)	(12,235)	(15,789)	(52,687)
Equity in earnings of affiliates	22,261	27,263	17,586	18,521	85,631
(Loss) gain on derivatives	(3,137)	(1,339)	2,041	5,246	2,810
Miscellaneous, net	3,410	871	25	(4,519)	(212)
Provision for income taxes	76,906	92,359	75,910	55,868	301,043
Net income	172,789	205,669	170,301	178,049	726,808
Less: net income attributable to non-controlling interests	(44,493)	(51,875)	(38,962)	(46,203)	(181,533)
Net income attributable to SNI	$128,296	$153,794	$131,339	$131,846	$545,275
Net income per basic share:
Net income attributable to SNI common shareholders	$0.88	$1.08	$0.93	$0.96	$3.86
Net income per diluted share:
Net income attributable to SNI common shareholders	$0.87	$1.07	$0.93	$0.96	$3.83
Weighted average shares outstanding:
Basic	146,322	142,342	140,738	136,876	141,297
Diluted	147,440	143,224	141,628	137,708	142,193
Cash dividends declared per share of common stock	$0.20	$0.20	$0.20	$0.20	$0.80

23. RELATED PARTY TRANSACTIONS

The Company has a retransmission consent compensation agreement (the “Retransmission Agreement”) with The E. W. Scripps Company (“EWS”) as a result of the spin-off from EWS in 2008. Members of the Scripps family who are parties to the Scripps Family Amended and Restated Agreement (the “Scripps Family Agreement”) hold a controlling interest in EWS, therefore EWS is a related party of the company. The Scripps Family Agreement governs the transfer and voting of all common voting shares held by certain descendants of Robert P. Scripps, descendants of John P. Scripps, certain trusts of which descendants of John P. Scripps or Robert P. Scripps are trustees or beneficiaries and an estate of a descendent of Robert P. Scripps, who are signatories to such agreement.

Under the Retransmission Agreement, SNI made payments to EWS totaling $4.8 million, $12.6 million and $12.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in selling, general and administrative in the consolidated statements of operations.

The Company surrenders a portion of its taxable losses incurred in the UK to UKTV as consortium relief in accordance with the UK tax law.  UKTV compensates the Company for the use of the taxable losses at a rate of 83.3 percent.  As of December 31, 2015, December 31, 2014 and December 31, 2013, the Company recognized a tax benefit related to the surrender of UK losses of approximately $7.9 million, $1.3 million and $1.4 million, respectively. The net receivable due related to these tax benefits was approximately $4.5 million, $0.8 million and $3.1 million, respectively as of December 31, 2015, December 31, 2014, and December 31, 2013.

24. SUBSEQUENT EVENTS

On January 6, 2016, the Company notified the owner of Travel Channel’s non-controlling interest of its intention to exercise its call option, resulting in 100.0 percent ownership of Travel Channel. On February 25, 2016, the companies agreed on a purchase price in the amount of $99.0 million.

On February 24, 2016, the Company and the controlling interest owner of Fox Sports agreed to a purchase price of $225.0 million for which the Company exercised its put right to require the controlling interest owner to acquire SNI’s interest in this investment.

SCRIPPS NETWORKS INTERACTIVE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Valuation and Qualifying Accounts	S-2

Valuation and Qualifying Accounts

for the Years Ended December 31, 2015, 2014 and 2013          Schedule II

					Schedule II
Column A	Column B	Column C	Column D	Column E	Column F
(in thousands)
Classification	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	Increase (Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period
Allowance for Doubtful Accounts Receivable Year Ended December 31
2015	$7,889	$8,090	$3,410	$-	$12,569
2014	$6,853	$2,400	$1,364	-	$7,889
2013	$5,514	$2,678	$1,339	$-	$6,853

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO EXHIBITS

Exhibit Number	Description of Item	Footnote	Exhibit No. Incorporated
2.1	Separation and Distribution Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(1)	2.01
2.2	Contribution Agreement among TCM Parent, LLC, TCM Sub, LLC, Gulliver Media Holdings, LLC, Scripps Networks Interactive, Inc., Cox TMI, Inc., and Cox Communications, Inc.	(5)	2.1
2.3	Agreement among Flextech Broadband Limited, Virgin Media Investment Holdings Limited, Southbank Media Ltd. and Scripps Networks Interactive, Inc.	(9)	2.3
2.4	Agreement for Sale and Purchase of Shares in the Capital of N-Vision B.V. among ITI Media Group Limited, Groupe Canal + S.A., Southbank Media Ltd. And Scripps Networks Interactive, Inc.[1]	(22)	2.1
3.1	Amended and Restated Articles of Incorporation of Scripps Networks Interactive, Inc.	(4)	3.1
3.2	Amended and Restated Code of Regulations of Scripps Networks Interactive, Inc.	(4)	3.2
4.1	Specimen Certificate of Class A Common Shares of Scripps Networks Interactive, Inc.	(3)	4.1
4.2	Indenture between Scripps Networks Interactive, Inc. and U.S. National Bank Association, as trustee	(27)	4.1
4.3	First Supplemental Indenture (2.70% Senior Notes Due 2016) between Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee	(10)	4.2
4.4	Second Supplemental Indenture (2.75% Senior Notes Due 2019 and 3.90% Senior Notes Due 2024) between Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee	(19)	4.1
4.5	Third Supplemental Indenture (2.80% Senior Notes Due 2020, 3.50% Senior Notes Due 2022 and 3.95% Senior Notes Due 2025) between Scripps Networks Interactive, Inc. and U.S. National Bank Association, as trustee	(24)	4.1
4.6	Form of Global Note Representing the 2016 Notes	(10)	4.3
4.7	Form of Global Note Representing the 2019 Notes	(19)	4.2
4.8	Form of Global Note Representing the 2024 Notes	(19)	4.3
4.9	Form of Global Note Representing the 2020 Notes	(24)	4.1
4.10	Form of Global Note Representing the 2022 Notes	(24)	4.1
4.11	Form of Global Note Representing the 2025 Notes	(24)	4.1
10.1	Tax Allocation Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.13
10.2	Employee Matters Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.12
10.3	Scripps Networks Interactive, Inc. 2015 Long-Term Incentive Plan	(21)	Appendix I
10.4	Form of Nonqualified Stock Option Agreement (2015 Long-Term Incentive Plan)	(20)	4.4
10.5	Form of Restricted Share Unit Agreement (2015 Long-Term Incentive Plan)	(20)	4.5
10.6	Form of Performance-Based Restricted Share Unit Agreement (2015 Long-Term Incentive Plan)	(20)	4.6
10.7	Form of Nonqualified Stock Option Agreement (Non-Employee Directors) (2015 Long-Term Incentive Plan)	(20)	4.7
10.8	Form of Restricted Share Unit Agreement (Non-Employee Directors) (2015 Long-Term Incentive Plan)	(20)	4.8
10.9	Scripps Networks Interactive, Inc. 2008 Long-Term Incentive Plan	(31)	10.4
10.10	Form of Nonqualified Stock Option Agreement (2008 Long-Term Incentive Plan)	(32)	10.5
10.11	Form of Performance-Based Restricted Share Unit Agreement (2008 Long-Term Incentive Plan)	(33)	10.6
10.12	Form of Restricted Share Award Agreement (2008 Long-Term Incentive Plan)	(33)	10.7
10.13	Form of Performance-Based Restricted Share Unit Agreement (2008 Long-Term Incentive Plan)	(32)	10.8
10.14	Form of Restricted Share Unit Agreement (2008 Long-Term Incentive Plan)	(32)	10.8.B

10.15	Scripps Networks Interactive, Inc. Amended and Restated Executive Annual Incentive Plan*	(21)	Appendix II
10.16	Executive Deferred Compensation Plan (amended and restated effective January 1, 2011)*	(13)	10.1
10.17	2008 Deferred Compensation and Stock Plan for Directors	(3)	10.11
10.18	Executive Change in Control Plan (as amended and restated on November 16, 2012)*	(28)	10.12
10.19	2012 Executive Change in Control Plan*	(28)	10.13
10.20	Executive Severance Plan (as amended and restated effective October 6, 2014)*	(28)	10.14
10.21	Supplemental Executive Retirement Plan*	(29)	10.20
10.22	Amendment to Supplemental Executive Retirement Plan*	(6)	10.20.B
10.23	Employee Stock Purchase Plan	(30)	10.21
10.24	Amended and Restated Scripps Family Agreement among The E. W. Scripps Company, Scripps Networks Interactive, Inc. and the Family Shareholders**[2]
10.25	Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(7)	10.1
10.26	Amendment to Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(8)	10.2
10.27	Amendment No. 2 to Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(11)	10.3
10.28	Amendment No. 3 to Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(16)	10.4
10.29	Employment Agreement between Scripps Networks Interactive, Inc. and Burton Jablin*	(14)	10.31
10.30	Amendment No. 1 to Employment Agreement between Scripps Networks Interactive, Inc. and Burton Jablin*	(26)	10.31A
10.31	Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro*	(7)	10.2
10.32	Amendment No. 1 to Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro*	(12)	10.1
10.33	Amendment No. 2 to Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro*	(15)	10.1
10.34	Amendment No. 3 to Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro* **
10.35	Separation Agreement and General Release between Scripps Networks Interactive, Inc. and Joseph G. NeCastro* **[3]
10.36	Employment Agreement between Scripps Networks Interactive, Inc. and Mark S. Hale*	(18)	10.33
10.37	Employment Agreement between Scripps Networks Interactive, Inc. and Cynthia L. Gibson*	(13)	10.35
10.38	Employment Agreement between Scripps Networks Interactive, Inc. and Lori Hickok*	(34)	10.34
10.39	Five-Year Competitive Advance and Revolving Credit Facility Agreement	(17)	10.4
10.40	Amendment to Five-Year Competitive Advance and Revolving Credit Facility Agreement	(23)	10.40A
10.41	Senior Unsecured Term Loan Agreement among Scripps Networks Interactive, Inc., Wells Fargo Bank, National Association, and the Banks	(25)	10.41
12.1	Earnings to Fixed Charge Ratio**
14.1	Code of Ethics for CEO and Senior Financial Officers	(33)	14
21.1	Material Subsidiaries of Scripps Networks Interactive, Inc.**
23.1	Consent of Independent Registered Public Accounting Firm**
31(a)	Section 302 Certifications**
31(b)	Section 302 Certifications**
32(a)	Section 906 Certifications**
32(b)	Section 906 Certifications**
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

(1)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed on June 17, 2008, Commission File No. 001-34004.
(2)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed July 7, 2008, Commission File No. 001-34004.
(3)	Incorporated by reference to Registration Statement on Form 10, filed June 11, 2008, Commission File No. 001-34004.
(4)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed March 5, 2009, Commission File No. 001-34004.
(5)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed November 10, 2009, Commission File No. 001-34004.
(6)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed March 1, 2010, Commission File No. 001-34004.
(7)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed April 1, 2010, Commission File No. 001-34004.
(8)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed October 12, 2010, Commission File No. 001-34004.
(9)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed November 9, 2011.
(10)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed December 1, 2011.
(11)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed August 3, 2012.
(12)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed November 20, 2012.
(13)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed March 1, 2013.
(14)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed November 12, 2013.
(15)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed November 19, 2013.
(16)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed March 5, 2014.
(17)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed April 3, 2014.
(18)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed November 6, 2014.
(19)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed November 24, 2014.
(20)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form S-8, filed November 30, 2015.
(21)	Incorporated by reference to the Scripps Networks Interactive, Inc. definitive proxy statement, filed April 1, 2015.
(22)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed March 16, 2015.
(23)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed May 18, 2015.
(24)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed June 2, 2015.
(25)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed June 30, 2015.
(26)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed August 24, 2015.
(27)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form S-3, filed November 14, 2014.
(28)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed February 27, 2015.
(29)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form 10, filed June 6, 2008, Commission File No. 001-34004.
(30)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form 10, filed June 3, 2008, Commission File No. 001-34004.
(31)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed February 29, 2012.
(32)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed March 1, 2011.
(33)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form 10, filed March 26, 2008, Commission File No. 001-34004.
(34)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed May 7, 2015.

* Indicates management contract or compensatory plan, contract or arrangement.

** Filed herewith.

† Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Cash Flows for the Years Ended

December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014, and 2013, and (v) Notes to Consolidated Financial Statements.