Form 10-Q
period 2016-03-31
Scripps Networks Interactive, Inc.
filed 2016-05-06
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2016 there were 95,104,969 of the Registrant’s Class A Common Shares outstanding and 33,850,481 of the Registrant’s Common Voting Shares outstanding.

INDEX

SCRIPPS NETWORKS INTERACTIVE, INC.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and par value amounts)

	As of
	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$216,798	$223,444
Accounts receivable, net of allowances: 2016 - $18,525; 2015 - $12,569	763,283	816,679
Programs and program licenses	606,912	588,999
Other current assets	66,782	98,759
Total current assets	1,653,775	1,727,881
Investments	812,337	807,630
Property and equipment, net of accumulated depreciation: 2016 - $311,685; 2015 - $299,153	288,908	293,230
Goodwill	1,822,337	1,804,748
Other intangible assets, net	1,250,033	1,262,664
Programs and program licenses (less current portion)	530,971	522,899
Deferred income taxes	124,341	91,954
Other non-current assets	155,622	161,308
Total Assets	$6,638,324	$6,672,314
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,042	$35,308
Current portion of debt	499,399	499,174
Program rights payable	73,421	68,892
Deferred revenue	86,489	96,040
Employee compensation and benefits	68,767	115,266
Accrued marketing and advertising	7,095	11,437
Other accrued liabilities	268,661	148,532
Total current liabilities	1,051,874	974,649
Debt (less current portion)	3,200,794	3,511,098
Other non-current liabilities	269,106	250,391
Total liabilities	4,521,774	4,736,138
Redeemable non-controlling interests (Note 14)	-	99,000
Equity:
SNI shareholders’ equity:
Preferred stock, $0.01 par - authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $0.01 par:
Class A Common Shares - authorized: 240,000,000 shares; issued and outstanding: 2016 – 95,100,709 shares; 2015 - 94,838,600 shares	951	948
Common Voting Shares - authorized: 60,000,000 shares; issued and outstanding: 2016 – 33,850,481 shares; 2015 - 33,850,481 shares	339	339
Total common stock	1,290	1,287
Additional paid-in capital	1,366,301	1,347,491
Retained earnings	566,621	305,386
Accumulated other comprehensive loss	(88,749)	(130,233)
Total SNI shareholders’ equity	1,845,463	1,523,931
Non-controlling interest (Note 14)	271,087	313,245
Total equity	2,116,550	1,837,176
Total Liabilities and Equity	$6,638,324	$6,672,314

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three months ended
	March 31,
	2016	2015
Operating revenues:
Advertising	$571,855	$435,268
Distribution	228,068	209,008
Other	16,955	13,974
Total operating revenues	816,878	658,250
Cost of services, excluding depreciation and amortization of intangible assets	279,667	199,147
Selling, general and administrative	198,821	202,187
Depreciation	17,539	16,895
Amortization of intangible assets	31,062	11,695
(Gain) loss on disposal of property and equipment	(242)	2,516
Total operating expenses	526,847	432,440
Operating income	290,031	225,810
Interest expense, net	(33,745)	(12,967)
Equity in earnings of affiliates	25,678	18,945
Gain on derivatives	2,766	5,933
Gain on sale of equity-method investment	208,197	-
Miscellaneous, net	6,066	(402)
Income from operations before income taxes	498,993	237,319
Provision for income taxes	159,047	71,249
Net income	339,946	166,070
Less: net income attributable to non-controlling interests	(49,049)	(42,227)
Net income attributable to SNI	$290,897	$123,843
Net income attributable to SNI common shareholders per share of common stock:
Net income attributable to SNI common shareholders per basic share of common stock	$2.25	$0.94
Net income attributable to SNI common shareholders per diluted share of common stock	$2.24	$0.94
Weighted average shares outstanding:
Weighted average basic shares outstanding	129,295	131,259
Weighted average diluted shares outstanding	129,790	131,942

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended
	March 31,
	2016	2015
Net income	$339,946	$166,070
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax: 2016 - ($3,116); 2015 - $1,820	41,583	(27,220)
Pension Plan and SERP liability adjustments, net of tax: 2016 - ($380); 2015 - ($508)	666	664
Comprehensive income	382,195	139,514
Less: comprehensive income attributable to non-controlling interests	(49,814)	(41,742)
Comprehensive income attributable to SNI	$332,381	$97,772

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$339,946	$166,070
Depreciation	17,539	16,895
Amortization of intangible assets	31,062	11,695
Program amortization	218,941	162,671
Program payments	(245,754)	(200,552)
Equity in earnings of affiliates	(25,678)	(18,945)
Gain on derivatives	(2,766)	(5,933)
Gain on sale of equity-method investment	(208,197)	—
Dividends received from equity investments	12,222	20,998
Share-based compensation	17,709	17,134
Deferred income taxes	(17,197)	(25,631)
Changes in working capital accounts (excluding the effects of acquisition):
Accounts receivable, net	55,447	(1,329)
Other assets	(8,078)	(7,834)
Accounts payable	12,496	(1,093)
Deferred revenue	(9,563)	7,867
Accrued / refundable income taxes	171,938	127,605
Other liabilities	(45,312)	(14,962)
Other, net	7,912	20,097
Cash provided by operating activities	322,667	274,753
Cash Flows from Investing Activities:
Additions to property and equipment	(11,345)	(9,399)
Collections on note receivable	1,179	1,121
Sale of equity-method investment	225,000	—
Foreign currency call option premium	—	(16,000)
Settlement on derivatives	3,592	—
Other, net	1,217	(22,635)
Cash provided by (used in) investing activities	219,643	(46,913)
Cash Flows from Financing Activities:
Proceeds from debt	—	475,000
Repayments of debt	(325,000)	(1,010,000)
Purchase of non-controlling interests	(99,000)	—
Dividends paid	(32,288)	(29,716)
Dividends paid to non-controlling interests	(89,346)	(94,906)
Repurchases of Class A Common Shares	—	(288,502)
Proceeds from stock options	4,905	4,570
Other, net	(15,356)	(6,284)
Cash used in financing activities	(556,085)	(949,838)
Effect of exchange rate changes on cash and cash equivalents	7,129	(1,381)
Decrease in cash and cash equivalents	(6,646)	(723,379)
Cash and cash equivalents:
Beginning of period	223,444	878,164
End of period	$216,798	$154,785
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$2,387	$16,444
Income taxes paid (refunded)	$10,549	$(35,817)

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interests (Temporary Equity)
Balance as of December 31, 2014	$1,321	$1,359,023	$79,994	$(57,891)	$302,140	$1,684,587	$96,251
Comprehensive income (loss)			123,843	(26,071)	41,506	139,278	236
Redeemable non-controlling interest fair value adjustments			(1,081)			(1,081)	1,081
Addition to non-controlling interests							700
Dividends paid to non-controlling interests					(94,906)	(94,906)
Dividends declared and paid: $0.23 per share			(29,716)			(29,716)
Repurchases of Class A Common Shares: 3,986,275 shares	(40)	(43,677)	(244,785)			(288,502)
Share-based compensation		17,134				17,134
Exercise of employee share options: 100,012 shares issued	1	4,569				4,570
Other stock-based compensation, net: 299,572 shares issued; 105,730 shares repurchased	2	(6,853)				(6,851)
Tax benefits of compensation plans		1,273				1,273
Balance as of March 31, 2015	$1,284	$1,331,469	$(71,745)	$(83,962)	$248,740	$1,425,786	$98,268
Balance as of December 31, 2015	$1,287	$1,347,491	$305,386	$(130,233)	$313,245	$1,837,176	$99,000
Comprehensive income			290,897	41,484	47,188	379,569	2,626
Redeemable non-controlling interest fair value adjustments			2,626			2,626	(2,626)
Purchase of non-controlling interest							(99,000)
Dividends paid to non-controlling interests					(89,346)	(89,346)
Dividends declared and paid: $0.25 per share			(32,288)			(32,288)
Share-based compensation		17,709				17,709
Exercise of employee share options: 129,671 shares issued	1	4,904				4,905
Other share-based compensation, net: 197,978 shares issued; 65,540 shares repurchased	2	(3,396)				(3,394)
Tax benefits of compensation plans		(407)				(407)
Balance as of March 31, 2016	$1,290	$1,366,301	$566,621	$(88,749)	$271,087	$2,116,550	$-

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Basis of Presentation

As used in the notes to the condensed consolidated financial statements, the terms “SNI,” “Scripps,” “the Company,” “we,” “our,” “us” or similar terms may, depending on the context, refer to Scripps Networks Interactive, Inc., to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

Description of Business

We operate in the media industry and have interests in domestic and international television networks and internet-based media properties.

The Company has two reportable segments: U.S. Networks and International Networks. U.S. Networks includes our six domestic television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and mobile businesses serving home, food, travel and other lifestyle-related categories.

International Networks includes TVN S.A. (“TVN”), which operates a portfolio of free-to-air and pay-TV lifestyle and entertainment networks in Poland, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat. Also included in TVN is TVN Media, an advertising sales house. Additionally, International Networks includes the lifestyle-oriented networks available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America.

As a result of the changes to our reportable segments in 2015, certain prior period segment results have been recast to reflect the current presentation (see Note 17 – Segment Information).

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These unaudited condensed consolidated financial statements and the related notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table presents information about basic and diluted weighted average shares outstanding:

	Three months ended
	March 31,
( in thousands )	2016	2015
Basic weighted average shares outstanding	129,295	131,259
Effect of dilutive securities:
Unvested share units and shares held by employees	208	155
Stock options held by employees and directors	287	528
Diluted weighted average shares outstanding	129,790	131,942
Anti-dilutive share awards	1,711	337

For the three months ended March 31, 2016 and March 31, 2015, we had stock options that were anti-dilutive and, accordingly, were not included in the computation of diluted weighted average shares outstanding.

3.	Accounting Standards Updates

Issued and Not Yet Adopted

In March 2016, the FASB issued new accounting guidance related to stock compensation, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for us on January 1, 2017, and early adoption is permitted. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations within the new revenue recognition guidance by clarifying the indicators. This guidance updates the revenue recognition guidance issued in May 2015, Revenue from Contracts with Customers. In May 2015, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in GAAP. The guidance is effective for us on January 1, 2018, and early adoption is not permitted. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued new accounting guidance related to investments, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which simplifies the accounting for a transition to equity-method investment of accounting as a result of an increase in level of ownership or degree of influence and eliminates the requirement to retroactively adjust the investment for all periods the investment was held. The amendments in the update require that an entity that has an available-for-sale equity security becomes qualified for the equity method of accounting if they recognize earnings through the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment qualifies for equity-method treatment. The guidance is effective for us on January 1, 2017, and early adoption is permitted. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued new accounting guidance related to leases, Leases, which requires the recognition of an asset and liability arising from leasing arrangements for leases extending beyond an initial period of twelve months. The guidance will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for us on January 1, 2019, and early adoption is permitted. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued new accounting guidance related to financial assets and liabilities, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments not accounted for under the equity method to be measured at fair value with changes recognized in net income. Additionally, the guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairments, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when an entity has elected to measure the liability at fair value, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset either on the balance sheet or in the accompanying notes and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance will reduce diversity in current practice. The guidance is effective for us on January 1, 2018, and early adoption is not permitted. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures.

4.	Acquisitions

On July 1, 2015 (the “Acquisition Date”), the Company, through an indirect wholly-owned subsidiary, acquired 100.0 percent of the outstanding shares of N-Vision B.V., a Dutch limited liability company (“N-Vision”) that held a majority interest in TVN, for approximately €1,440.0 million, or $1,608.6 million, comprised of cash consideration of €584.0 million, or $652.4 million, and principal amounts of debt assumed of  €856.0 million, or $956.2 million, including €556.0 million, or $621.1 million, of debt directly attributed to TVN (the “Acquisition”).  The Acquisition was funded with a portion of the net proceeds from the Company’s $1,500.0 million debt offering executed in June 2015 (the “Financing”) (see Note 10 – Debt). The majority of the remaining debt proceeds were used to purchase the residual outstanding shares of TVN through a tender offer for approximately $831.5 million (the “Tender Offer”) and a subsequent squeeze-out for approximately $22.4 million (the “Squeeze-out”), which were both completed during the third quarter of 2015. Together, the Acquisition, Tender Offer and Squeeze-out are referred to herein as the “Transactions”. Total consideration for the Transactions was approximately $2,462.5 million.

The primary purpose of the Acquisition was to obtain N-Vision’s 52.7 percent controlling interest in the voting shares of TVN, a public media company listed on the Warsaw Stock Exchange (the “WSE”).

To minimize the volatility in the purchase price that may have resulted from Euro to U.S. Dollar currency exchange rate changes, we entered into a foreign currency option contract during the first quarter of 2015 that effectively set the U.S. Dollar cash consideration for the Acquisition. We paid a $16.0 million premium for a call option on €584 million at a cost of $625.0 million. The premium is reflected both as an expense in gain on derivatives within operating activities and as a cash outflow from foreign currency call option premium within investing activities in our condensed consolidated statements of cash flows for the three months ended March 31, 2015.

Within three months of completing the Acquisition, the Company was required under Polish law to launch a mandatory public tender offer for a minimum ownership of 66.0 percent of TVN’s total voting shares outstanding. On July 6, 2015, the Company tendered for the remaining outstanding voting shares of TVN at a purchase price equal to 20.0 Zloty per share. Final cash consideration paid was approximately $853.9 million. The Tender Offer resulted in the acquisition of an additional 156.7 million shares, or a cumulative 98.8 percent ownership of TVN’s outstanding share capital. This enabled the Company to effectuate the Squeeze-out for the remaining unredeemed shares, which was completed on September 28, 2015, resulting in 100.0 percent ownership of TVN. The Company, through TVN, filed the documentation required under Polish law to effect the delisting of TVN shares from the WSE, which became effective December 3, 2015.

The incremental shares purchased through the Tender Offer and Squeeze-out were financed through a combination of cash on hand, including funds remaining from the Financing, borrowings under our $900.0 million amended revolving credit facility (the “Amended Revolving Credit Facility”) and net proceeds from our $250.0 million term loan (the “Term Loan”) (see Note 10 – Debt).

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

The Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the Acquisition Date. We have reported the results of operations for TVN in our condensed consolidated financial statements for the period beginning on the Acquisition Date.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date. During the quarter we updated the purchase price allocation to reflect a refinement in deferred income taxes, with the off-setting impact reflected in goodwill. Certain estimated values for the Acquisition, including goodwill, investments and deferred income taxes are not yet finalized. Therefore, the preliminary purchase price allocations are subject to change as we complete our analysis of the fair value at the Acquisition Date. The purchase price for the Acquisition was allocated based on information available at the Acquisition Date.

(in thousands)
Balance Sheet Classification	Fair Value at July 1, 2015
Cash consideration transferred	$652,365
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired:
Cash and cash equivalents	105,714
Restricted cash	7,342
Accounts receivable	110,387
Other current assets	21,592
Investments	354,719
Property and equipment	92,133
Programs and program licenses	79,211
Other intangible assets	760,636
Liabilities assumed:
Accounts payable	(28,941)
Program rights payable (current portion)	(19,395)
Deferred revenue	(2,132)
Employee compensation and benefits	(27,896)
Accrued marketing and advertising	(543)
Other accrued liabilities	(64,224)
2018 TVN Notes	(128,577)
2020 TVN Notes	(528,205)
2021 PIK Notes	(409,549)
Term Loan	(18,178)
Deferred income taxes	(23,651)
Program rights payable (less current portion)	(3,492)
Other non-current liabilities	(5,624)
Non-controlling interest	(858,530)
Goodwill	1,239,568
Net Assets acquired	$652,365

The following table represents the preliminary fair value of identifiable intangible assets and their assumed estimated useful lives.

(in thousands) Intangible Asset Category	Type	Weighted Average Life in Years	Fair Value at July 1, 2015
Copyrights and other tradenames	Amortizable	23	$333,912
Broadcast licenses	Amortizable	25	128,017
Advertiser lists	Amortizable	7	106,681
Customer lists	Amortizable	15	26,670
Acquired network distribution rights and other	Amortizable	20	165,356
			$760,636

As a result of the Acquisition, we recognized goodwill of $1,239.6 million. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date, and the excess was allocated to goodwill, as shown in the Balance Sheet Classification table above.  Goodwill represents the value we expect to achieve through the Acquisition and is recorded in the International Networks segment. The fair value of this goodwill is not deductible for U.S. income tax purposes.

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

The following unaudited pro forma information presents the combined results of operations as if the Transactions had occurred at the beginning of fiscal year 2015, combining TVN’s pre-acquisition results with our historical results. The 2016 condensed consolidated financial statements include the results of TVN for the entire period. The pro forma results contained in the following table include adjustments for amortization of acquired intangibles, depreciation expense, transaction costs, interest expense as a result of the Financing and related income taxes. Any potential cost savings or other operational efficiencies that could result from the Transactions are not included in these pro forma results. These pro forma results do not necessarily reflect what would have occurred if the Acquisition had taken place January 1, 2015, nor do they represent the results that may occur in the future.

(in thousands)	Three months ended
Pro Forma Results (unaudited)	March 31, 2015
Pro forma revenues	$755,843
Pro forma net income attributable to SNI	$139,535
Pro forma net income attributable to SNI per basic share of common stock	$1.06
Pro forma net income attributable to SNI per diluted share of common stock	$1.06
Weighted average basic shares outstanding	131,259
Weighted average diluted shares outstanding	131,942

We did not recognize any contingent consideration arising from the Transactions.

5.	Employee Termination Programs

Restructuring Plan

During the fourth quarter of 2014, we provided qualified employees with voluntary early retirement packages and notified employees of the elimination of certain positions within the Company (the “Restructuring Plan”). We also announced that we would be closing our Cincinnati office location in late 2015 and relocating certain positions to our Knoxville headquarters. Our operating results include a gain of $0.3 million and an expense of $5.5 million for severance, retention, benefits, relocation costs and accelerated depreciation during the three months ended March 31, 2016 and March 31, 2015, respectively, incurred as a result of the Restructuring Plan. As a result, net income attributable to SNI was increased by $0.2 million and reduced by $3.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The Restructuring Plan was substantially completed as of December 31, 2015.

The following table summarizes the aforementioned activity:

	Three months ended March 31, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2015	$605	$-	$5,314	$5,919
Net accruals	5	-	(315)	(310)
Payments	(610)	-	(4,315)	(4,925)
Non-cash (a)	-	-	333	333
Liability as of March 31, 2016	$-	$-	$1,017	$1,017

	Three months ended March 31, 2015
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2014	$12,041	$-	$2,031	$14,072
Net accruals	3,341	-	2,031	5,372
Payments	(9,815)	-	(903)	(10,718)
Non-cash (a)	-	-	(473)	(473)
Liability as of March 31, 2015	$5,567	$-	$2,686	$8,253

(a) Primarily represents the reclassification of accelerated depreciation, pension payments made from the pension plan and share-based compensation included in current period charges.

Reorganization

During the fourth quarter of 2015, we committed to undertaking activities intended to streamline and integrate the management of our domestic networks, creating a cohesive and holistic organization (the “Reorganization”). As part of the Reorganization, we announced we would be relocating certain employees during 2016. Our operating results include $7.3 million for severance, retention, benefits and relocation costs for the three months ended March 31, 2016 incurred as a result of the Reorganization. As a result, net income attributable to SNI was reduced by $4.5 million for the three months ended March 31, 2016. We anticipate that the Reorganization will be completed by the end of 2016.

A rollforward of the liability related to the charges by segment is as follows:

	Three months ended March 31, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2015	$3,258	$-	$8	$3,266
Net accruals	3,762	-	3,519	7,281
Payments	(2,057)	-	(2,381)	(4,438)
Non-cash (b)	(310)	-	(1,131)	(1,441)
Liability as of March 31, 2016	$4,653	$-	$15	$4,668

(b) Primarily represents the reclassification of share-based compensation included in current period charges.

The liability for both the Restructuring Plan and Reorganization is included within other accrued liabilities on our condensed consolidated balance sheets.

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

There have been no transfers of assets or liabilities between the fair value measurement classifications during the three months ended March 31, 2016 and March 31, 2015.

Recurring Measurements

	As of March 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,283	$39,283	$-	$-
Derivative liability	(211)	-	$(211)	-
Total assets measured at fair value on a recurring basis	$39,072	$39,283	$(211)	$-

Temporary equity - Redeemable non-controlling interests	$-	$-	$-	$-

	As of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$80,944	$80,944	$-	$-
Derivative asset	615	-	615	-
Total assets measured at fair value on a recurring basis	$81,559	$80,944	$615	$-

Temporary equity - Redeemable non-controlling interests	$99,000	$-	$-	$99,000

Derivatives include free-standing foreign currency forward contracts which are marked to market at each reporting period. We classify our foreign currency forward contracts as Level 2, as the valuation inputs are based on quoted prices and market observable data of similar instruments.

At December 31, 2015, we determined the fair value of our redeemable non-controlling interest in Travel Channel using a combination of a discounted cash flow valuation model and a market approach that applies revenues and EBITDA estimates against the calculated multiples of comparable companies. Operating revenues and EBITDA are key assumptions utilized in both the discounted cash flow valuation model and the market approach. The selected discount rate of approximately 10.5 percent is also a key assumption in our discounted cash flow valuation model. On February 25, 2016, we agreed to pay the non-controlling interest owner $99.0 million to acquire the remaining 35.0 percent interest in Travel Channel, resulting in our 100.0 percent ownership (see Note 14 – Redeemable Non-controlling Interest and Non-controlling Interest).

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing level 3 inputs:

Redeemable Non-controlling Interests
	As of
(in thousands)	March 31, 2016	December 31, 2015
Beginning period balance	$99,000	$96,251
Net income (loss)	2,626	(2,760)
Fair value adjustments	(2,626)	17,794
Dividends paid to non-controlling interests	-	(12,985)
Additions to non-controlling interests	-	700
Purchase of non-controlling interest	(99,000)	-
Ending period balance	$-	$99,000

The net income amounts reflected in the table above are reported within net income attributable to non-controlling interests in our condensed consolidated statements of operations.

Other Financial Instruments

The carrying values of our financial instruments do not materially differ from their estimated fair values as of March 31, 2016 and December 31, 2015 except for debt, which is disclosed in Note 10 - Debt.

Non-Recurring Measurements

The majority of the Company’s non-financial instruments, which include goodwill, other intangible assets and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur, or at least annually for goodwill, such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of cost or fair value.

7.	Investments

Investments consisted of the following:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Equity-method investments	$746,530	$741,823
Cost method investments	65,807	65,807
Total investments	$812,337	$807,630

Investments accounted for using the equity method include the following:

	As of
	March 31, 2016	December 31, 2015
UKTV	50.0%	50.0%
HGTV Magazine JV	50.0%	50.0%
Food Network Magazine JV	50.0%	50.0%
* Everytap	40.0%	40.0%
HGTV Canada	33.0%	33.0%
* nC+	32.0%	32.0%
Food Canada	29.0%	29.0%
* Onet	25.0%	25.0%
Fox-BRV Southern Sports Holdings	-	7.3%
* Acquired as a part of the Acquisition

UKTV

UKTV receives financing through a loan provided by us. The loan, totaling $108.8 million and $112.1 million at March 31, 2016 and December 31, 2015, respectively, is reported within other non-current assets on our condensed consolidated balance sheets and effectively acts as a revolving credit facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV.  Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity-method of accounting. As of March 31, 2016 and December 31, 2015, the Company’s investment in UKTV was $349.6 million and $353.4 million, respectively.

A portion of the purchase price from our 50.0 percent investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces the equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $10.9 million and $11.1 million proportionate share of UKTV’s results for the three months ended March 31, 2016 and March 31, 2015, respectively, which were reduced by amortization of $3.4 million and $4.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The table below summarizes estimated amortization that we expect to reduce the Company’s equity in UKTV’s earnings for future periods:

( in thousands )	Estimated Amortization**
Remainder of 2016	$10,043
2017	$13,559
2018	$13,655
2019	$13,655
2020	$13,750
Thereafter	$100,313
** The functional currency of UKTV is the Great British Pound ("GBP"), so these amounts are subject to change as the GBP to U.S. Dollar exchange rates fluctuate.

nC+

The Company, through its ownership of TVN, has an investment in nC+, which is managed under the terms of a shareholders’ agreement. The nC+ shareholders’ agreement contains various standard provisions with regards to the management of the business and related matters, as well as terms regarding disposition of ownership by either party. A portion of the purchase price from our 32.0 percent investment in nC+ was attributed to amortizable intangible assets, which are included in the carrying value of our nC+ investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in nC+ reduces the equity in earnings we recognize from our nC+ investment. The table below summarizes estimated amortization that we expect to reduce the Company’s equity in nC+’s earnings for future periods:

(in thousands )	Estimated Amortization**
Remainder of 2016	$3,074
2017	$4,060
2018	$4,071
2019	$4,060
2020	$4,050
Thereafter	$27,278
** The functional currency of nC+ is the Polish Zloty, so these amounts are subject to change as the PLN to U.S. Dollar exchange rates fluctuate.

Fox-BRV Southern Sports Holdings

The Company exercised significant control over Fox-BRV Southern Sports Holdings (“Fox Sports South”) through board positions held and, therefore, accounted for this investment using the equity-method of accounting. On February 24, 2016, the Company sold its 7.3 percent equity interest in Fox Sports South to the controlling interest holder for a sale price of $225.0 million upon the exercise of the Company’s put right. The sale of this ownership interest resulted in a gain of $208.2 million for the three months ended March 31, 2016, which is recorded in gain on sale of equity-method investment in our condensed consolidated statements of operations and condensed consolidated statements of cash flows. Further, the gain on sale resulted in tax expense of approximately $73.6 million for the three months ended March 31, 2016.

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	As of
( in thousands )	March 31, 2016	December 31, 2015
Goodwill, net	$1,822,337	$1,804,748
Other intangible assets:
Amortizable intangible assets:
Carrying amount:
Acquired network distribution rights	$748,251	$744,962
Customer and advertiser lists	227,409	223,726
Copyrights and other tradenames	399,455	390,111
Broadcast licenses	127,661	124,030
Acquired rights and other	119,868	120,267
Total carrying amount	1,622,644	1,603,096
Accumulated amortization:
Acquired network distribution rights	(205,858)	(195,678)
Customer and advertiser lists	(86,907)	(81,892)
Copyrights and other tradenames	(44,579)	(30,875)
Broadcast licenses	(4,133)	(2,524)
Acquired rights and other	(31,134)	(29,463)
Total accumulated amortization	(372,611)	(340,432)
Total other intangible assets, net	$1,250,033	$1,262,664

Amortization expense associated with intangible assets for each of the next five years is expected to be as follows:

( in thousands )	Estimated Amortization **
Remainder of 2016	$63,001
2017	$100,988
2018	$99,530
2019	$99,148
2020	$89,266
Thereafter	$798,100

** The functional currency of certain foreign subsidiaries differs from the U.S. Dollar, so these amounts are subject to change as exchange rates fluctuate.

Activity related to goodwill by business segment consisted of the following:

(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Goodwill
Balance as of December 31, 2015	$510,484	$1,294,264	$-	$1,804,748
Update to purchase price accounting during the measurement period	-	(19,879)	-	(19,879)
Foreign currency translation adjustment	-	37,468	-	37,468
Balance as of March 31, 2016	$510,484	$1,311,853	$-	$1,822,337

9.	Other Accrued Liabilities

The following table outlines the details within other accrued liabilities:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Accrued rent	$20,085	$21,736
Accrued advertising rebates	25,642	20,808
Accrued interest	39,961	8,400
Accrued taxes	116,145	2,029
Accrued other expenses	66,828	95,559
Total	$268,661	$148,532

10.	Debt

Debt consisted of the following:

		As of
(in thousands)	Maturity	March 31, 2016	December 31, 2015
Amended Revolving Credit Facility	2019 - 2020	$65,000	$389,170
Term Loan	2017	249,180	249,129
2.70% Senior Notes	2016	499,399	499,174
2.75% Senior Notes	2019	496,026	495,750
TVN 7.38% Senior Notes	2020	412,572	399,986
2.80% Senior Notes	2020	594,175	593,796
3.50% Senior Notes	2022	395,521	395,309
3.90% Senior Notes	2024	493,402	493,210
3.95% Senior Notes	2025	494,918	494,748
Total debt		$3,700,193	$4,010,272
Current portion of debt		(499,399)	(499,174)
Debt (less current portion)		$3,200,794	$3,511,098
Fair value of long-term debt *		$3,716,391	$3,977,985

*The fair value of the Senior Notes was estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

Revolving Credit Facilities

In March 2014, we entered into a five-year revolving credit facility (the “Facility”) that permitted $650.0 million in aggregate borrowings with an expiration date of March 2019. In May 2015, we entered into the Amended Revolving Credit Facility to amend the Facility. The Amended Revolving Credit Facility provides $250.0 million additional revolving loan capacity, which increased permitted borrowings up to an aggregate principal amount of $900.0 million and may be increased to $1,150.0 million at our option. Additionally, the Amended Revolving Credit Facility extended the maturity date of the Facility to March 2020, with the exception of $32.5 million, which remains scheduled to mature in March 2019.

Borrowings under the Amended Revolving Credit Facility incur interest charges based on the Company’s credit rating, with drawn amounts incurring interest at LIBOR plus a range of 69 to 130 basis points, and a facility fee ranging from 6 to 20 basis points, also subject to the Company’s credit ratings.

The Company had outstanding borrowings of $65.0 million, incurring interest at a rate of approximately 1.54% throughout the first quarter of 2016, and outstanding letters of credit of $1.1 million under the Amended Revolving Credit Facility at March 31, 2016.  There were outstanding borrowings of $389.2 million and outstanding letters of credit of $1.1 million under the Amended Revolving Credit Facility at December 31, 2015.

Term Loan

On June 26, 2015, we entered into a $250.0 million senior unsecured Term Loan agreement.  The Term Loan has a maturity date in June 2017, with outstanding borrowings incurring interest at LIBOR plus a range of 62.5 to 137.5 basis points, subject to the Company’s credit ratings.  The weighted average interest rate on the Term Loan was 1.52% in the first quarter of 2016.

Senior Notes

Our $500.0 million aggregate principal amount of 2.70% Senior Notes mature in December 2016 (the “2016 Notes”). Interest is paid on the 2016 Notes on June 15th and December 15th of each year.

Amounts capitalized and included as a reduction against debt on our condensed consolidated balance sheets included $18.7 million of debt issuance costs related to the Term Loan and the remaining Senior Notes issued in 2015, all of which were undertaken to finance the Transactions. The debt issuance costs related to the Amended Revolving Credit Facility are included within other non-current assets on our condensed consolidated balance sheets. We amortized $1.7 million and $0.8 million of debt issuance costs for the three months ended March 31, 2016 and March 31, 2015, respectively, within interest expense, net in our condensed consolidated statements of operations.

Debt Covenants

The Amended Revolving Credit Facility, the Term Loan, all of our Senior Notes and the 2020 TVN Notes all include certain affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

11.	Employee Benefit Plans

The Company offers various post-retirement benefits to its employees, including a defined benefit pension plan (the “Pension Plan”) and a non-qualified supplemental employee retirement plan (the “SERP”). The SERP, which is unfunded, provides defined pension benefits, in addition to what is provided under the Pension Plan, to eligible executives based on average earnings, years of service and age at retirement.

In 2009, we amended the Pension Plan whereby no additional service benefits will be earned by participants after December 31, 2009. The amount of eligible compensation that is used to calculate a plan participant’s pension benefit will continue to include any compensation earned by the employee through December 31, 2019, after which time all plan participants will have a frozen pension benefit.

The components of the Pension Plan and SERP expense consisted of the following:

	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
(in thousands)	2016	2015	2016	2015
Interest cost	$776	$732	$433	$335
Expected return on plan assets, net of expenses	(822)	(949)	-	-
Special termination benefits	-	583	-	166
Amortization of net loss	530	568	516	604
Total	$484	$934	$949	$1,105

In the fourth quarter of 2014, we announced the Restructuring Plan, providing each affected employee the benefit of an additional three years of credited service related to the applicable Pension Plan and SERP for which they qualify (see Note 5 – Employee Termination Programs). The special termination charge represents the cost of providing these additional benefits to the employees retiring under the terms of the Restructuring Plan.

We made a contribution of $10.0 million to fund the Pension Plan during the three months ended March 31, 2016 and did not make any contributions during the three months ended March 31, 2015.

We made $1.7 million and $0.1 million SERP benefit payments for the three months ended March 31, 2016 and March 31, 2015, respectively. We anticipate an additional $6.9 million in SERP benefit payments during the remainder of 2016.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan (“Deferred Compensation Plan”) that is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their annual compensation. The Deferred Compensation Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We use corporate-owned life insurance contracts held in a rabbi trust to support the plan. We had investments within this rabbi trust valued at $41.2 million, including $26.3 million of cash surrender value of Company-owned life insurance contracts and $14.9 million held in mutual funds, at March 31, 2016. We had investments within this rabbi trust valued at $42.8 million, including $27.0 million of cash surrender value of Company-owned life insurance contracts and $15.8 million held in mutual funds, at December 31, 2015. These mutual funds are valued using Level 1 and Level 2 inputs. These instruments are included within other non-current assets on our condensed consolidated balance sheets. Gains or losses related to these insurance contracts are included within miscellaneous, net in our condensed consolidated statements of operations. The unsecured obligation to pay the deferred compensation, including deferred director’s fees, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $44.0 million and $42.0 million at March 31, 2016 and December 31, 2015, respectively, and is included within other non-current liabilities on our condensed consolidated balance sheets.

12.	Other Non-Current Liabilities

The following table outlines the details within other liabilities:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Pension and post-employment benefits	$73,012	$73,683
Deferred compensation	44,034	41,992
Uncertain tax positions	116,299	101,908
Other	35,761	32,808
Other non-current liabilities	$269,106	$250,391

13.	Foreign Exchange Risk Management

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

The free-standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges. Changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in functional currency value of foreign currency denominated assets and liabilities. The gross notional amount of these contracts outstanding was $114.8 million and $118.6 million at March 31, 2016 and December 31, 2015, respectively. The cash flow settlements from these derivative contracts are primarily reported within investing activities in the condensed consolidated statements of cash flows.

We recognized $2.8 million and $5.9 million of gains from these forward contracts for the three months ended March 31, 2016 and March 31, 2015, respectively, included within gain on derivatives in the condensed consolidated statements of operations. Additionally, we have foreign exchange transaction gains of $8.9 million and losses of $5.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively, which are included within miscellaneous, net in our condensed consolidated statements of operations.

14.	Redeemable Non-controlling Interests and Non-controlling Interest

Redeemable Non-controlling Interests

A non-controlling owner previously held a 35.0 percent residual interest in the Travel Channel. The owner of the non-controlling interest had a put option requiring us to purchase their interest, and we had a call option to acquire their interest. We exercised our call option and executed a contract on February 25, 2016, for an agreed upon price of $99.0 million. We now own 100.0 percent of Travel Channel.

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

15.	Shareholders’ Equity

Capital Stock

SNI’s capital structure includes Common Voting Shares and Class A Common Shares. Our Amended and Restated Articles of Incorporation provide that the holders of Class A Common Shares, who are not entitled to vote on any other matters except as required by Ohio law, are entitled to elect the greater of three or one-third of the directors. The Common Voting Shares and Class A Common Shares have equal dividend distribution rights.

Incentive Plans

The Scripps Networks Interactive, Inc. 2015 Long-Term Incentive Plan (the “2015 LTI Plan”) provides for long-term equity incentive compensation for key employees and members of the Company’s Board of Directors (the “Board”). The 2015 LTI Plan authorizes the grant of equity-based compensation to non-employee directors, officers and other key employees in the form of incentive or non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units (“RSUs”), performance shares, performance units and other share-based awards and dividend equivalents. The Company has reserved 8.0 million Class A Common Shares for issuance under the 2015 LTI Plan.

The 2015 LTI Plan will remain in effect until February 2025, unless terminated sooner by the Board. Termination will not affect outstanding grants and awards. The 2015 LTI Plan replaced the Scripps Networks Interactive, Inc. 2008 Long-Term Incentive Plan (the “Prior LTI Plan”), and no further awards will be made under the Prior LTI Plan. However, awards granted under the Prior LTI Plan prior to shareholder approval of the 2015 LTI Plan will remain outstanding in accordance with their terms.

We satisfy stock option exercises and vested stock awards with newly-issued shares. Shares available for future share compensation grants totaled 7.0 million at March 31, 2016.

During the three months ended March 31, 2016, the Company granted 0.5 million stock options and 0.4 million RSUs, including performance-based restricted stock units (”PBRSUs”) under the 2015 LTI Plan. During the three months ended March 31, 2015, the Company granted 0.4 million stock options and 0.2 million RSUs, including PBRSUs. The number of shares ultimately issued for PBRSUs will depend upon performance compared to specified metrics. The fair values for stock options are estimated on the grant date using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

Share based compensation costs totaled $17.7 million and $17.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

As of March 31, 2016, unrecognized share-based compensation expense was as follows:

(in thousands)	Amount	Weighted-Average Period
Stock options	$3,651	2.2 years
RSUs and PBRSUs	24,925	2.0 years
Total unrecognized share-based compensation	$28,576

Share Repurchase Programs

We have share repurchase programs (“Repurchase Programs”) authorized by the Board that permit us to acquire the Company’s Class A Common Shares. During the three months ended March 31, 2016, we did not repurchase any shares.  During the three months ended March 31, 2015, we repurchased 4.0 million shares for approximately $288.5 million, including 3.0 million shares repurchased for approximately $216.8 million from Scripps family members.

As of March 31, 2016, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. All shares repurchased under the Repurchase Programs are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

16.	Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following:

	Three months ended March 31,
	2016		2015
(in thousands)	Currency Translation	Pension Plan and SERP Liability	Currency Translation	Pension Plan and SERP Liability
AOCI beginning period balance	$(98,239)	$(31,994)	$(25,122)	$(32,769)
Other comprehensive income (loss) before reclassifications	40,818	—	(26,735)	—
Amounts reclassified from AOCI	—	666	—	664
Net current-period other comprehensive income (loss)	40,818	666	(26,735)	664
AOCI end of period balance	$(57,421)	$(31,328)	$(51,857)	$(32,105)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for Pension Plan and SERP liability adjustments relate to the amortization of actuarial losses and settlement charges. These amounts are included within selling, general and administrative in our condensed consolidated statements of operations and totaled $1.0 million and $1.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively (see Note 11 - Employee Benefit Plans).

17.	Segment Information

The Company’s operating segments are determined based upon our management and internal reporting structure.

As a result of the Transactions (see Note 4 – Acquisitions), the international operating segment that was previously not significant, has become significant.  Therefore, the Company now has two reportable segments: U.S. Networks, previously referred to as Lifestyle Media, and International Networks. As a result, certain prior period segment results have been recast to reflect the current presentation.

U.S. Networks includes our six domestic television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and mobile businesses serving home, food, travel and other lifestyle-related categories. The Food Network and Cooking Channel are included in the Partnership, of which we own 68.7 percent. Each of our networks is distributed by cable and satellite distributors, telecommunication service providers and certain non-linear providers. U.S. Networks earns revenue primarily from the sale of advertising time and from distribution fees paid by distributors of our content. U.S. Networks also earns revenue from licensing of content to third parties and of brands for consumer products, such as videos, books, kitchenware and tools.

International Networks includes the TVN lifestyle-oriented networks as well as those available in the UK, other European Markets, EMEA, APAC and Latin America.

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

Intersegment revenue eliminations are included in Corporate and Other and totaled $6.6 million and $4.7 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Our Chief Operating Decision Maker (“CODM”), whom we have identified as our Chief Executive Officer, evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a non-GAAP measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items included in net income determined in accordance with GAAP.

Information regarding our segments is as follows:

	Three months ended
	March 31,
(in thousands)	2016	2015
Segment operating revenues:
U.S. Networks	$702,195	$638,904
International Networks	121,338	24,065
Corporate and Other	(6,655)	(4,719)
Total operating revenues	$816,878	$658,250
Segment profit (loss):
U.S. Networks	$359,497	$300,504
International Networks	9,789	(5,879)
Corporate and Other	(30,896)	(37,709)
Total segment profit	338,390	256,916
Depreciation	17,539	16,895
Amortization of intangible assets	31,062	11,695
(Gain) loss on disposal of property and equipment	(242)	2,516
Other operating expenses	48,359	31,106
Operating income	290,031	225,810
Interest expense, net	(33,745)	(12,967)
Equity in earnings of affiliates	25,678	18,945
Gain on derivatives	2,766	5,933
Gain on sale of equity-method investment	208,197	-
Miscellaneous, net	6,066	(402)
Income from operations before income taxes	$498,993	$237,319
Depreciation:
U.S. Networks	$14,153	$14,712
International Networks	3,125	1,129
Corporate and Other	261	1,054
Total depreciation	$17,539	$16,895
Amortization of intangible assets:
U.S. Networks	$10,021	$9,940
International Networks	21,041	1,755
Corporate and Other	-	-
Total amortization of intangible assets	$31,062	$11,695
(Gain) loss on disposal of property and equipment
U.S. Networks	$42	$3,547
International Networks	(284)	-
Corporate and Other	-	(1,031)
Total (gain) loss on disposal of property and equipment	$(242)	$2,516
Equity in earnings of affiliates:
U.S. Networks	$7,732	$10,021
International Networks	17,946	8,924
Corporate and Other	-	-
Total equity in earnings of affiliates	$25,678	$18,945

	Three months ended
	March 31,
(in thousands)	2016	2015
Additions to property and equipment:
U.S. Networks	$8,671	$7,669
International Networks	2,674	280
Corporate and Other	-	1,450
Total additions to property and equipment	$11,345	$9,399
Operating revenues by geographic location:
United States	$701,888	$642,805
Poland	97,758	-
Other International	17,232	15,445
Total operating revenues	$816,878	$658,250
	As of
	March 31, 2016	December 31, 2015
Assets:
U.S. Networks	$2,838,404	$2,937,428
International Networks	3,339,956	3,276,989
Corporate and Other	459,964	457,897
Total assets	$6,638,324	$6,672,314
Long-lived assets by geographic location:
United States	$1,902,360	$1,903,918
Poland	2,449,330	2,406,842
Other International	508,518	541,719
Total long-lived assets	$4,860,208	$4,852,479

No single customer provides more than 10.0 percent of our revenues.

Assets held by our businesses and physically located outside of the United States totaled $3,300.4 million and $3,238.2 million at March 31, 2016 and December 31, 2015, respectively.

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

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the notes to the condensed consolidated financial statements contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially, and include, without limitation, statements relating to future cash flow from operating activities, the payment of future dividends and the anticipated timing of the completion of the Reorganization as well as statements expressing general views about our future operating results from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include, without limitation, changes in advertising demand and other economic conditions; consumers’ tastes; program costs; labor relations; technological developments; risks related to the integration of TVN and international operations; competitive pressures; interest rates; regulatory rulings; reliance on third-party vendors for various products and services; and other risk factors described in our annual report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) and other filings with the Securities and Exchange Commission. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date as of which the statement is made.

OVERVIEW

We operate in the media industry and are one of the leading developers of lifestyle-oriented content for linear and interactive video platforms, including television and the internet, with respected, high-profile brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and highly useful content that focuses on specifically-defined topics of interest.

We seek to engage audiences that are highly desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the worldwide internet and alternative media platforms. We intend to expand and enhance our lifestyle brands by creating popular new programming and content, extending distribution on various platforms, such as mobile phones, tablets and video-on-demand, licensing of content to third parties and of brands for consumer products and increasing our international footprint.

The Company has two reportable segments: U.S. Networks and International Networks.

The growth of our international business, through acquisition and joint ventures, as well as organically, has been, and continues to be, a strategic priority for the Company. During 2015, we completed the Acquisition, a Polish media company, which operates a portfolio of 13 free-to-air and pay-TV lifestyle and entertainment networks, launched Travel Channel as a 24/7 free-to-air channel in the UK, expanded distribution of Food Network across Latin America and HGTV in Asia-Pacific, launched Food Network in Australia in partnership with Special Broadcasting Service (“SBS”) and secured a large volume output deal with Nine in Australia to launch Food Network and HGTV-branded blocks on newly-launched 9LIFE, Australia’s first free-to-air lifestyle network.

Consolidated operating revenues increased $158.6 million, or 24.1 percent, while consolidated operating income increased $64.2 million, or 28.4 percent, for the three months ended March 31, 2016 compared with the same period in 2015, both driven by the inclusion of TVN. Consolidated income from operations before income taxes increased $261.7 million, or 110.3 percent, for the first quarter of 2016 compared with the same period in 2015, reflecting the $208.2 million gain recognized on the sale of our 7.3 percent equity interest in Fox Sports South. This gain was partially offset by increased debt service costs associated with the funding obtained in the second quarter of 2015 for the Transactions, as well as the debt assumed in the Acquisition.

Although the international business experienced growth as noted above, U.S. Networks continues to account for the majority of the Company’s performance. U.S. Networks generated operating revenues of $702.2 million, representing 86.0 percent of our consolidated operating revenues, for the three months ended March 31, 2016 compared with $638.9 million, representing 97.1 percent of our consolidated operating revenues, for the three months ended March 31, 2015.

International Networks generated operating revenues of $121.3 million, representing 14.9 percent of our consolidated operating revenues, for the three months ended March 31, 2016 compared with $24.1 million, representing 3.7 percent of our consolidated operating revenues, for the three months ended March 31, 2015. This increase was primarily driven by the inclusion of TVN for the three months ended March 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make a variety of decisions which affect reported amounts and related disclosures, including the selection of appropriate accounting principles and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances, including our historical experience, actuarial studies and other assumptions. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

Note 2 to the Consolidated Financial Statements included in the 2015 Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for programs and program licenses, acquisitions, goodwill, finite-lived intangible assets, income taxes and revenue recognition to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K. We adopted one accounting and reporting standard during the three months ended March 31, 2016 (see Note 3 – Accounting Standards Updates).

RESULTS OF OPERATIONS

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups, develop strong brands and create new media platforms through which we capitalize on the audiences we engage.

Consolidated Results of Operations

	Three months ended March 31,
( in thousands)	2016	2015	Change
Operating revenues:
Advertising	$571,855	$435,268	31.4%
Distribution	228,068	209,008	9.1%
Other	16,955	13,974	21.3%
Total operating revenues	816,878	658,250	24.1%
Cost of services, excluding depreciation and amortization of intangible assets	279,667	199,147	40.4%
Selling, general and administrative	198,821	202,187	(1.7)%
Depreciation	17,539	16,895	3.8%
Amortization of intangible assets	31,062	11,695	165.6%
(Gain) loss on disposal of property and equipment	(242)	2,516	(109.6)%
Total operating expenses	526,847	432,440	21.8%
Operating income	290,031	225,810	28.4%
Interest expense, net	(33,745)	(12,967)	160.2%
Equity in earnings of affiliates	25,678	18,945	35.5%
Gain on derivatives	2,766	5,933	NM
Gain on sale of equity-method investment	208,197	-	NM
Miscellaneous, net	6,066	(402)	NM
Income from operations before income taxes	498,993	237,319	110.3%
Provision for income taxes	159,047	71,249	123.2%
Net income	339,946	166,070	104.7%
Less: net income attributable to non-controlling interests	(49,049)	(42,227)	16.2%
Net income attributable to SNI	$290,897	$123,843	134.9%

*NM designates the change is not meaningful

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Consolidated operating revenues increased $158.6 million, or 24.1 percent, for the three months ended March 31, 2016 compared with the same period in 2015, with U.S. Networks’ operating revenues increasing 9.9 percent, primarily driven by advertising revenues, and International Networks’ operating revenues increasing 404.2 percent, primarily driven by the inclusion of TVN. Advertising revenues grew $136.6 million, or 31.4 percent, while distribution revenues increased $19.1 million, or 9.1 percent, for the first quarter of 2016 compared with the same period in 2015.

Advertising revenues for the three months ended March 31, 2016 increased over the same period in the prior year due to the inclusion of TVN, strong pricing and ratings at U.S. Networks during the quarter. Advertising revenues are affected by the strength of advertising markets and general economic conditions and fluctuate based on the success of our programming, as measured by viewership and seasonality. The amount of advertising revenue we earn is a function of pricing negotiated with advertisers, number of advertising spots sold and audience impressions delivered.

Distribution revenues for the three months ended March 31, 2016 improved over the same period in the prior year due to the inclusion of TVN, negotiated contractual rate increases and revenues generated from new over-the-top and non-linear entrants, partially offset by a one-time rate equalization due to the consolidation of certain distributor agreements. Distribution agreements with cable and satellite distributors and telecommunication service providers require distributors to pay us fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks.

Cost of services, which consists of program amortization and the costs associated with distributing our content, increased $80.5 million, or 40.4 percent, for the three months ended March 31, 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, increased $ 56.3 million, or 34.6 percent, for the three months ended March 31, 2016 compared with the same period in 2015, reflecting our continued investment in the improved quality and variety of programming on our networks and the inclusion of TVN. Cost of services also included $1.7 million of Reorganization costs during the three months ended March 31, 2016 and $1.5 million of costs related to the Restructuring Plan during the same period in 2015.

Selling, general and administrative, which primarily consists of employee costs and marketing and advertising expenses, administrative costs and costs of facilities, decreased $3.4 million, or 1.7 percent, for the three months ended March 31, 2016 compared with the same period in 2015. The year-over-year decrease was driven by the timing of certain marketing programs, as well as $10.2 million of TVN transaction and integration related expenses and $3.5 million of costs related to the Restructuring Plan incurred during the three months ended March 31, 2015, partially offset by the inclusion of TVN, $5.6 million of Reorganization costs and $1.4 million of TVN transaction and integration related expenses incurred during the three months ended March 31, 2016.

Amortization of intangible assets reflects the expense associated with intangible assets primarily identified through business acquisitions. Amortization of intangible assets increased by $19.4 million, or 165.6 percent, for the first quarter of 2016 compared with the first quarter of 2015, primarily driven by the Acquisition.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest expense, net increased $20.8 million, or 160.2 percent, for the three months ended March 31, 2016 compared with the same period in the prior year, reflecting additional outstanding borrowings during the first quarter of 2016 and the TVN assumed debt, both as a result of the Transactions.

At March 31, 2015, we had the 2016 Notes, the 2019 Notes and the 2024 Notes outstanding. Additionally, we increased our borrowing activity in the second quarter of 2015 to generate funds necessary to complete the Transactions. The additional activity resulted in incremental debt as of March 31, 2016, including $1,500.0 million of Senior Notes issued in June 2015, comprised of the 2020 Notes, the 2022 Notes and the 2025 Notes, as well as the $250.0 million Term Loan. We also assumed debt as part of the Acquisition, including the 2020 TVN Notes that remain outstanding (See Note 10 – Debt). Interest expense, net also includes interest income of $1.3 million for the first quarter of 2016 and $1.4 million for the first quarter of 2015, primarily related to the UKTV note.

Equity in earnings of affiliates represents the proportionate share of net income or loss from each of our equity method investments. Included in equity in earnings of affiliates, representing a significant component of the balance, is our 50.0 percent proportionate share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces the equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $10.9 million and $11.1 million proportionate share of UKTV’s results for the three months ended March 31, 2016 and March 31, 2015, respectively, which were reduced by amortization of $3.4 million and $4.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively. Equity in earnings of affiliates increased $6.7 million, or 35.5 percent, for the three months ended March 31, 2016 compared with the three months ended March 31, 2015, primarily due to the inclusion of TVN’s equity investment results, partially offset by the exclusion of our share of Fox Sports South’s financial results for a portion of the first quarter of 2016.

On February 25, 2016, we purchased the 35.0 percent non-controlling interest in Travel Channel for $99.0 million, which resulted in our ownership increasing to 100.0 percent. As a result of this purchase, our dividends paid to non-controlling interests will no longer reflect quarterly impacts from Travel Channel’s operating results.

Gain on sale of equity-method investment totaled $208.2 million for the first quarter of 2016 due to the sale of our 7.3 percent equity interest in Fox Sports South.

Our effective income tax rate was 31.9 percent for the first quarter of 2016 compared with 30.0 percent for the first quarter of 2015, primarily driven by the impact of the $208.2 million pre-tax gain recognized on the sale of our 7.3 percent equity interest in Fox Sports South during the first quarter of 2016.

Business Segment Results

As discussed in Note 17 - Segment Information to the condensed consolidated financial statements, our CODM evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a non-GAAP measure we call segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items included in net income determined in accordance with GAAP.

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

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three months ended March 31,
(in thousands)	2016	2015	Change
Segment operating revenues:
U.S. Networks	$702,195	$638,904	9.9%
International Networks	121,338	24,065	404.2%
Corporate and Other	(6,655)	(4,719)	41.0%
Total operating revenues	$816,878	$658,250	24.1%
Segment profit (loss):
U.S. Networks	$359,497	$300,504	19.6%
International Networks	9,789	(5,879)	(266.5)%
Corporate and Other	(30,896)	(37,709)	(18.1)%
Total segment profit	338,390	256,916	31.7%
Depreciation	17,539	16,895	3.8%
Amortization of intangible assets	31,062	11,695	165.6%
(Gain) loss on disposal of property and equipment	(242)	2,516	(109.6)%
Operating expenses	48,359	31,106	55.5%
Operating income	290,031	225,810	28.4%
Interest expense, net	(33,745)	(12,967)	160.2%
Equity in earnings of affiliates	25,678	18,945	35.5%
Gain on derivatives	2,766	5,933	(53.4)%
Gain on sale of equity-method investment	208,197	-	NM
Miscellaneous, net	6,066	(402)	NM
Income from operations before income taxes	$498,993	$237,319	110.3%

* NM designates the change is not meaningful

A reconciliation of segment profit to operating income determined in accordance with GAAP for each business segment follows:

	Three months ended March 31,
(in thousands)	2016	2015
Operating income	$290,031	$225,810
Depreciation
U.S. Networks	14,153	14,712
International Networks	3,125	1,129
Corporate and Other	261	1,054
Amortization of intangible assets:
U.S. Networks	10,021	9,940
International Networks	21,041	1,755
Corporate and Other	-	-
(Gain) loss on disposal of property and equipment:
U.S. Networks	42	3,547
International Networks	(284)	-
Corporate and Other	-	(1,031)
Total segment profit	$338,390	$256,916

U.S. Networks

U.S. Networks includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and mobile businesses serving home, food, travel and other lifestyle-related categories. We own 100.0 percent of each network, with the exception of Food Network and Cooking Channel, of which we own 68.7 percent. Each of our networks is distributed by cable and satellite distributors, telecommunication service providers and certain non-linear providers. U.S. Networks earns revenue primarily from the sale of advertising time and from distribution fees paid by distributors of our content. U.S. Networks also earns revenue from licensing of content to third parties and of brands for consumer products, such as videos, books, kitchenware and tools.

Programming expenses, employee costs and marketing and advertising expenses are the primary operating costs of U.S. Networks.

U.S. Networks’ Results of Operations

	Three months ended March 31,
(in thousands)	2016	2015	Change
Segment operating revenues:
Advertising	$487,285	$428,551	13.7%
Distribution	202,096	197,827	2.2%
Other	12,814	12,526	2.3%
Total segment operating revenues	702,195	638,904	9.9%
Segment costs and expenses:
Cost of services, excluding depreciation and amortization of intangible assets	203,359	184,239	10.4%
Selling, general and administrative	139,339	154,161	(9.6)%
Total segment costs and expenses	342,698	338,400	1.3%
Segment profit	$359,497	$300,504	19.6%

Supplemental information:
Equity in earnings of affiliates	$7,732	$10,021	(22.8)%
Program amortization	$179,076	$159,051	12.6%
Program payments	$196,755	$195,686	0.5%
Depreciation	$14,153	$14,712	(3.8)%
Amortization of intangible assets	$10,021	$9,940	0.8%
Capital expenditures	$8,671	$7,670	13.1%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

U.S. Networks generated operating revenues of approximately $702.2 million and $638.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively, which represented 86.0 percent and 97.1 percent of consolidated operating revenues in the respective periods and a $63.3 million, or 9.9 percent, increase year-over-year. Despite the 9.9 percent growth in U.S. Networks’ operating revenues for the first quarter of 2016 compared with the same period in 2015, the U.S. Networks’ contribution to consolidated operating revenues decreased on a percentage basis primarily driven by the inclusion of TVN in the first quarter of 2016, thereby increasing the contribution of International Networks’ operating revenues to consolidated operating revenues.

The year-over-year increase in U.S. Networks’ operating revenues included a $58.7 million, or 13.7 percent, growth in advertising revenues, primarily driven by positive pricing, reflecting strength in the advertising market for our lifestyle brands coupled with ratings growth at all of our networks. Advertising revenues represented 69.4 percent and 67.1 percent of total operating revenues for U.S. Networks in the first quarter of 2016 and 2015, respectively.

Advertising revenue growth was supplemented by a $4.3 million, or 2.2 percent, increase in distribution fees, primarily driven by negotiated contractual rate increases and revenues generated from new over-the-top and non-linear entrants, partially offset by a one-time rate equalization due to the consolidation of certain distribution agreements.

Cost of services increased $19.1 million, or 10.4 percent, for the first quarter of 2016 compared with the first quarter in 2015, reflecting our continued investment in the improved quality and variety of programming on our networks. Program amortization represented 52.3 percent and 47.0 percent of U.S. Networks’ operating expenses for the three months ended March 31, 2016 and March 31, 2015, respectively. Cost of services also included $1.7 million of Reorganization costs during the three months ended March 31, 2016 and $1.5 million of costs related to the Restructuring Plan during the same period in 2015.

Selling, general and administrative decreased $14.8 million, or 9.6 percent, for the three months ended March 31, 2016 compared with the respective period in 2015, primarily driven by the timing of certain marketing programs and $1.8 million of costs related to the Restructuring Plan incurred in the first quarter of 2015, partially offset by $2.1 million of Reorganization costs incurred in the first quarter of 2016.

U.S. Networks’ Supplemental Information

	Three months ended March 31,
(in thousands)	2016	2015	Change
Operating revenues by network:
HGTV	$271,715	$237,301	14.5%
Food Network	229,298	217,298	5.5%
Travel Channel	80,767	75,917	6.4%
DIY Network	41,513	38,390	8.1%
Cooking Channel	32,969	30,623	7.7%
Great American Country	7,286	7,354	(0.9)%
Digital Businesses	28,972	24,374	18.9%
Other	10,160	8,152	24.6%
Intrasegment eliminations	(485)	(505)	(4.0)%
Total segment operating revenues	$702,195	$638,904	9.9%

International Networks

International Networks includes TVN, which operates a portfolio of free-to-air and pay-TV lifestyle and entertainment networks, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat. Also included in TVN is TVN Media, an advertising sales house. Additionally, International Networks includes the lifestyle-oriented networks available in the UK, other European markets, EMEA, APAC and Latin America.

We currently broadcast internationally 36 channel feeds, reaching approximately 272 million cumulative subscribers under the HGTV, DIY, Food Network, AFC, Cooking Channel, Fine Living and Travel Channel brands, as well as the TVN network portfolio. Our broadcast networks are distributed in 29 languages, with channel feeds customized according to language in more than 175 countries and territories. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters around the world.

International Networks earns revenue primarily from the sale of advertising time and from distribution fees paid by distributors of our content. International Networks also earns revenue from licensing of content to third parties, commissions on ad sales and sales of merchandise inventory.

Satellite transmission fees, programming expenses, employee costs and marketing and advertising expenses are the primary operating costs of International Networks.

International Networks’ Results of Operations

	Three months ended March 31,
(in thousands)	2016	2015	Change
Segment operating revenues:
Advertising	$84,570	$6,717	1159.0%
Distribution	25,972	11,181	132.3%
Other	10,796	6,167	75.1%
Total segment operating revenues	121,338	24,065	404.2%
Segment costs and expenses:
Cost of services, excluding depreciation and amortization of intangible assets	81,058	17,355	367.1%
Selling, general and administrative	30,491	12,589	142.2%
Total segment costs and expenses	111,549	29,944	272.5%
Segment profit (loss)	$9,789	$(5,879)	266.5%

Supplemental information:
Equity in earnings of affiliates	$17,946	$8,924	101.1%
Program amortization	$44,386	$5,971	643.4%
Program payments	$48,999	$4,866	907.0%
Depreciation	$3,125	$1,129	176.8%
Amortization of intangible assets	$21,041	$1,755	NM
Capital expenditures	$2,674	$280	855.0%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

International Networks generated operating revenues of approximately $121.3 million and $24.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively, which represented 14.9 percent and 3.7 percent of consolidated operating revenues in the respective periods and a $97.3 million, or 404.2 percent increase year-over-year, primarily driven by the inclusion of TVN. The increase in International Networks’ contribution to consolidated operating revenues on a percentage basis is primarily driven by the inclusion of TVN in the first quarter of 2016, thereby increasing the contribution of International Networks’ operating revenues to consolidated operating revenues.

The year-over-year increase in International Networks’ operating revenues included a $77.9 million, or 1,159.0 percent, increase in advertising revenues, primarily driven by the inclusion of TVN and positive pricing. Advertising revenues represented 69.7 percent and 27.9 percent of total operating revenues for International Networks in the first quarter of 2016 and 2015, respectively.

Advertising revenue growth was supplemented by a $14.8 million, or 132.3 percent, increase in distribution fees, primarily driven by the inclusion of TVN for the first quarter of 2016.

Cost of services increased $63.7 million, or 367.1 percent, for the three months ended March 31, 2016 compared with the respective period in 2015, primarily due to the inclusion of TVN. Program amortization represented 39.8 percent and 19.9 percent of International Networks’ operating expenses for the three months ended March 31, 2016 and March 31, 2015, respectively.

Selling, general and administrative increased $17.9 million, or 142.2 percent, for the three months ended March 31, 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN.

Equity in earnings of affiliates increased $9.0 million, or 101.1 percent for the three months ended March 31, 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN’s equity investment results.

Amortization of intangible assets reflects the expense associated with intangible assets primarily identified through business acquisitions. Amortization of intangible assets increased $19.3 million, or 1,098.9 percent, for the first quarter of 2016 compared with the first quarter of 2015, driven by the Acquisition.

Corporate and Other

Corporate and Other includes the results of businesses not separately identified as reportable segments for external financial reporting purposes and will continue to be disclosed separately from the results of U.S. Networks and International Networks. The Company generally does not allocate employee payroll costs to its reportable segments, but rather classifies these expenses within Corporate and Other. However, certain corporate costs, including information technology, pension and other employee benefits and other shared service functions, are allocated to our businesses. These allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the businesses.

The Corporate and Other segment loss for the three months ended March 31, 2016 and March 31, 2015 includes $3.5 million of Reorganization costs and $1.4 million of TVN transaction and integration related expenses for the first quarter of 2016 and $10.2 million of TVN transaction and integration related expenses and $1.7 million of expenses related to the Restructuring Plan for the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our Amended Revolving Credit Facility and access to capital markets. Advertising provides approximately 70.0 percent of total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $216.8 million at March 31, 2016 and $223.4 million at December 31, 2015. Our Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings, with the option to increase up to $1,150.0 million, and expires in March 2020, with the exception of $32.5 million, which expires in March 2019. There were $65.0 million of borrowings outstanding under the Amended Revolving Credit Facility at March 31, 2016. In the fourth quarter of 2014, we issued $1,000.0 million aggregate principal amount of Senior Notes whose funds were primarily used to repay the $885.0 million Senior Notes that matured in January 2015. In the second quarter of 2015, we issued $1,500.0 million aggregate principal amount of Senior Notes, whose net proceeds were primarily used to fund the Transactions, and also entered into the $250.0 million Term Loan agreement.

We were in compliance with all financial covenants as of March 31, 2016.

Our cash flow year-to-date has primarily been used to fund acquisitions, develop new businesses, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2016 will provide sufficient liquidity to fund our normal operations, including repayment of the 2016 Notes.

Cash Flows

Cash and cash equivalents decreased $6.6 million and $723.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Cash provided by operating activities totaled $322.7 million and $274.8 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Segment profit totaled $338.4 million for the three months ended March 31, 2016 and $256.9 million for the three months ended March 31, 2015. Contributing to the increase in segment profit were increased revenues and reduced marketing expenses, partially offset by a $56.3 million increase in program amortization.

Program payments exceeded program amortization by $26.8 million for the three months ended March 31, 2016 and $37.9 million for the three months ended March 31, 2015, reducing cash provided by operating activities for these periods. Cash provided by operating activities is also impacted by payments and refunds for income taxes and payments for interest. For the three months ended March 31, 2016, we made income tax payments of $10.5 million and paid interest of $2.4 million. For the three months ended March 31, 2015, we received income tax refunds of $35.8 million and paid interest of $16.4 million.

Investing Activities

Cash provided by investing activities totaled $219.6 million for the three months ended March 31, 2016, and cash used by investing activities totaled $46.9 million for the three months ended March 31, 2015. Capital expenditures totaled $11.3 million and $9.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively. We received $225.0 million of cash from the sale of our 7.3 percent equity interest in Fox Sports South for the three months ended March 31, 2016, while a $16.0 million premium paid for a call option on Euros to fund the Transactions is included as a cash outflow for the three months ended March 31, 2015.

Financing Activities

Cash used in financing activities totaled $556.1 million and $949.8 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

In June 2015, we issued $1,500.0 million aggregate principal amount of Senior Notes comprised of $600.0 million aggregate principal amount of the 2020 Notes, $400.0 million aggregate principal amount of the 2022 Notes and $500.0 million aggregate principal amount of the 2025 Notes. During the second quarter of 2015, we also entered into the $250.0 million Term Loan agreement that matures in 2017.

The Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings and expires in March 2020, with the exception of $32.5 million which expires March 2019. During the three months ended March 31, 2016, we did not borrow any additional funds but made repayments totaling $325.0 million under the Amended Revolving Credit Facility, resulting in $65.0 million of borrowings outstanding under the Amended Revolving Credit Facility at March 31, 2016. For the three months ended March 31 2015, we borrowed $475.0 million under the Facility and made repayments of $125.0 million.

As a result of the Acquisition, we assumed the 2020 TVN Notes.

In November 2014, we issued $1,000.0 million aggregate principal amount of Senior Notes comprised of $500.0 million aggregate principal amount of the 2019 Notes and $500.0 million aggregate principal amount of the 2024 Notes. Net proceeds from these Senior Notes were utilized for general corporate purposes including, but not limited to, the repayment of our $885.0 million 3.55% Senior Notes that matured in January 2015.

We also have $500.0 million aggregate principal amount of the 2016 Notes.

We have share Repurchase Programs authorized by the Board that permit us to acquire the Company’s Class A Common Shares. During the three months ended March 31, 2016, we did not repurchase any shares. During the three months ended March 31, 2015, we repurchased 4.0 million shares for approximately $288.5 million, including 3.0 million shares repurchased for approximately $216.8 million from Scripps family members. As of March 31, 2016, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. All shares repurchased under the Repurchase Programs are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2016, the Board approved an increase in the quarterly dividend rate to $0.25 per share from $0.23 per share. Total dividend payments to holders of our Class A Common Shares and Common Voting Shares were $32.3 million and $29.7 million for the three months ended March 31, 2016 and March 31, 2015, respectively. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends are not guaranteed and are subject to our earnings, financial condition and capital requirements.

A non-controlling owner held a 35.0 percent residual interest in the Travel Channel. On February 25, 2016, we acquired the residual interest for cash consideration of $99.0 million.

Pursuant to the terms of the Food Network Partnership agreement, the Partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interest partner were $89.3 million and $94.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively. We did not have any cash distributions to Travel Channel’s non-controlling interest holder during the three months ended March 31, 2016 and March 31, 2015, respectively. We expect cash distributions to non-controlling interest owners will approximate $165.0 million in 2016.

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

We are subject to interest rate risk associated with our Amended Revolving Credit Facility as borrowings bear interest at LIBOR plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on these borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $1,500.0 million aggregate principal amount of Senior Notes in June 2015, $1,000.0 million aggregate principal amount of Senior Notes in November 2014 and $500.0 million aggregate principal amount of Senior Notes in December 2011. A 100 basis point increase in the interest rate would decrease the fair value of the aggregate principal amount of our total combined Senior Notes by approximately $155.3 million, whereas a 100 basis point decrease in the interest rate would increase the fair value of the aggregate principal amount of our total combined Senior Notes by approximately $132.8 million.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of March 31, 2016		As of December 31, 2015
		Fair		Fair
(in thousands)	Cost	Value	Cost	Value
Financial instruments subject to interest rate risk:
Amended Revolving Credit Facility	$65,000	$65,000	$389,170	$389,170
Term Loan	249,180	249,180	249,129	249,129
2.70% Senior Notes due 2016	499,399	504,265	499,174	504,415
2.75% Senior Notes due 2019	496,026	504,170	495,750	494,290
TVN 7.38% Senior Notes due 2020	412,572	408,883	399,986	408,110
2.80% Senior Notes due 2020	594,175	603,480	593,796	585,558
3.50% Senior Notes due 2022	395,521	399,588	395,309	388,348
3.90% Senior Notes due 2024	493,402	487,560	493,210	480,490
3.95% Senior Notes due 2025	494,918	494,265	494,748	478,475
Total debt	$3,700,193	$3,716,391	$4,010,272	$3,977,985

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV investment (see Note 7 – Investments). The notes accrue interest at variable rates related to either the spread over LIBOR or other identified market indices. Because interest on the note receivable is variable, the carrying amount of such note receivable is believed to approximate fair value.

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the local currency to the functional currency (see Note 13- Foreign Exchange Risk Management).

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) was evaluated as of March 31, 2016. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective as of March 31, 2016.

There were no changes to the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making our assessment of changes in internal control over financial reporting, we excluded TVN, as we are currently assessing TVN’s control environment. TVN’s operating revenues for the three months ended March 31, 2016 were $97.8 million, representing approximately 12.0 percent of our consolidated operating revenues for the three months ended March 31, 2016. TVN’s assets totaled $2,677.0 million and represented approximately 40.3 percent of our consolidated assets at March 31, 2016.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

ITEM 1A.	RISK FACTORS

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our 2015 Form 10-K to be the most significant.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

We have share Repurchase Programs authorized by the Board that permit us to acquire the Company’s Class A Common Shares.

As of March 31, 2016, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/16 - 1/31/16	-	$-	-	$1,512,536,943
2/1/16 - 2/29/16	-	-	-	1,512,536,943
3/1/16 - 3/31/16	-	-	-	1,512,536,943
Total	-	$-	-	$1,512,536,943

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index of Exhibits to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: May 6, 2016	BY:	/s/ Lori A. Hickok
Lori A. Hickok
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit

10.1

Amendment No. 3 to Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro (incorporated by reference to Exhibit 10.34 to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed on February 25, 2016).

10.2

Separation Agreement and General Release between Scripps Networks Interactive, Inc. and Joseph G. NeCastro (incorporated by reference to Exhibit 10.35 to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed on February 25, 2016).

10.3

Membership Interest Purchase Agreement by and among Cox TMI, Inc., Cox Communications, Inc., Gulliver Media Holdings, LLC, Scripps Networks Interactive, Inc. and TCM Parent, LLC (incorporated by reference to Exhibit 10.42 to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed on February 29, 2016).

10.4

Purchase Agreement by and among FSN Southern Holdings, Inc., Scripps Networks, LLC and Fox-BRV Southern Sports Holdings, LLC (incorporated by reference to Exhibit 10.43 to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed on February 29, 2016).

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