Form 10-Q
period 2016-06-30
Scripps Networks Interactive, Inc.
filed 2016-08-09
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 29, 2016 there were 95,196,870 of the Registrant’s Class A Common Shares outstanding and 33,850,481 of the Registrant’s Common Voting Shares outstanding.

INDEX

SCRIPPS NETWORKS INTERACTIVE, INC.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data and par value amounts)

	As of
	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$185,923	$223,444
Accounts receivable, net of allowances: 2016 - $16,253; 2015 - $12,569	835,644	816,679
Programs and program licenses	604,545	588,999
Other current assets	66,830	98,759
Total current assets	1,692,942	1,727,881
Investments	743,974	807,630
Property and equipment, net of accumulated depreciation: 2016 - $324,982; 2015 - $299,153	279,620	293,230
Goodwill	1,785,349	1,804,748
Intangible assets, net	1,191,215	1,262,664
Programs and program licenses (less current portion)	525,090	522,899
Deferred income taxes	142,563	91,954
Other non-current assets	151,962	161,308
Total Assets	$6,512,715	$6,672,314
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61,464	$35,308
Current portion of debt	749,487	499,174
Program rights payable	57,446	68,892
Deferred revenue	101,408	96,040
Employee compensation and benefits	75,982	115,266
Other accrued liabilities	154,574	159,969
Total current liabilities	1,200,361	974,649
Debt (less current portion)	2,877,451	3,511,098
Other non-current liabilities	266,875	250,391
Total liabilities	4,344,687	4,736,138
Redeemable non-controlling interests (Note 14)	—	99,000
Equity:
SNI shareholders’ equity:
Preferred stock, $0.01 par - authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $0.01 par:
Class A Common Shares - authorized: 240,000,000 shares; issued and outstanding: 2016 - 95,170,859 shares; 2015 - 94,838,600 shares	951	948
Common Voting Shares - authorized: 60,000,000 shares; issued and outstanding: 2016 - 33,850,481 shares; 2015 - 33,850,481 shares	339	339
Total common stock	1,290	1,287
Additional paid-in capital	1,375,306	1,347,491
Retained earnings	718,292	305,386
Accumulated other comprehensive loss	(210,334)	(130,233)
Total SNI shareholders’ equity	1,884,554	1,523,931
Non-controlling interest (Note 14)	283,474	313,245
Total equity	2,168,028	1,837,176
Total Liabilities and Equity	$6,512,715	$6,672,314

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating revenues:
Advertising	$646,648	$502,891	$1,218,503	$938,159
Distribution	223,446	215,217	451,514	424,225
Other	22,677	13,994	39,632	27,968
Total operating revenues	892,771	732,102	1,709,649	1,390,352
Operating expenses:
Cost of services, excluding depreciation and amortization	286,999	195,087	566,666	394,234
Selling, general and administrative	191,133	178,498	389,954	380,685
Depreciation	16,089	14,798	33,628	31,693
Amortization	25,654	11,640	56,716	23,335
Loss (gain) on disposal of property and equipment	-	44	(242)	2,560
Total operating expenses	519,875	400,067	1,046,722	832,507
Operating income	372,896	332,035	662,927	557,845
Interest expense, net	(33,175)	(16,835)	(66,920)	(29,802)
Equity in earnings of affiliates	21,712	27,290	47,390	46,235
Gain on derivatives	8,267	37,198	11,033	43,131
(Loss) gain on sale of investments	(16,373)	-	191,824	-
Miscellaneous, net	(21,672)	(13,194)	(15,606)	(13,596)
Income from operations before income taxes	331,655	366,494	830,648	603,813
Provision for income taxes	98,303	120,326	257,350	191,575
Net income	233,352	246,168	573,298	412,238
Less: net income attributable to non-controlling interests	(48,744)	(52,450)	(97,793)	(94,677)
Net income attributable to SNI	$184,608	$193,718	$475,505	$317,561

Net income attributable to SNI common shareholders per share of common stock:
Basic	$1.42	$1.50	$3.67	$2.44
Diluted	$1.42	$1.49	$3.66	$2.43
Weighted average shares outstanding:
Basic	129,562	129,225	129,434	130,237
Diluted	130,141	129,868	129,971	130,898

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$233,352	$246,168	$573,298	$412,238
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax: 2016 - $2,306 and ($810); 2015 - ($225) and $1,595	(122,814)	29,636	(81,231)	2,416
Pension Plan and SERP liability adjustments, net of tax: 2016 - ($380) and ($760); 2015 - ($444) and ($952)	666	728	1,332	1,392
Comprehensive income	111,204	276,532	493,399	416,046
Less: comprehensive income attributable to non-controlling interests	(48,181)	(52,476)	(97,995)	(94,218)
Comprehensive income attributable to SNI	$63,023	$224,056	$395,404	$321,828

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$573,298	$412,238
Depreciation	33,628	31,693
Amortization	56,716	23,335
Program amortization	441,608	322,268
Program payments	(477,132)	(396,638)
Equity in earnings of affiliates	(47,390)	(46,235)
Gain on derivatives	(11,033)	(43,131)
Gain on sale of investments	(191,824)	—
Dividends received from equity investments	38,247	44,019
Share-based compensation	24,679	24,255
Deferred income taxes	(31,190)	2,686
Changes in working capital accounts (excluding the effects of acquisition):
Accounts receivable, net	(23,533)	(93,465)
Other assets	(9,356)	(9,530)
Accounts payable	26,985	13,246
Deferred revenue	5,629	29,466
Accrued / refundable income taxes	87,453	66,712
Other liabilities	(53,241)	(13,698)
Other, net	6,263	18,221
Cash provided by operating activities	449,807	385,442
Cash Flows from Investing Activities:
Additions to property and equipment	(24,297)	(18,478)
Collections of note receivable	2,135	2,322
Purchases of investments	(4,711)	(30,000)
Sale of investments	226,484	—
Investment in intangible	(11,634)	—
Foreign currency call option premium	—	(16,000)
Settlement of derivatives	11,016	63,019
Restricted cash	—	(652,353)
Other, net	(8,443)	(32,444)
Cash provided by (used in) investing activities	190,550	(683,934)
Cash Flows from Financing Activities:
Proceeds from debt	—	2,760,764
Repayments of debt	(390,000)	(1,700,000)
Deferred loan costs	—	(13,963)
Purchase of non-controlling interests	(99,000)	—
Dividends paid	(64,695)	(59,427)
Dividends paid to non-controlling interests	(125,604)	(135,817)
Repurchases of Class A Common Shares	—	(288,502)
Proceeds from stock options	6,246	7,894
Other, net	1,754	(7,016)
Cash (used in) provided by financing activities	(671,299)	563,933
Effect of exchange rate changes on cash and cash equivalents	(6,579)	(2,791)
(Decrease) increase in cash and cash equivalents	(37,521)	262,650
Cash and cash equivalents:
Beginning of period	223,444	878,164
End of period	$185,923	$1,140,814
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$52,147	$41,132
Income taxes paid	$202,570	$113,921

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interests (Temporary Equity)
Balance as of December 31, 2014	$1,321	$1,359,023	$79,994	$(57,891)	$302,140	$1,684,587	$96,251
Comprehensive income			317,561	4,267	90,471	412,299	3,747
Redeemable non-controlling interest fair value adjustments			(1,081)			(1,081)	1,081
Addition to non-controlling interests						-	700
Dividends paid to non-controlling interests					(129,149)	(129,149)	(6,668)
Dividends declared and paid: $0.46 per share			(59,427)			(59,427)
Repurchases of Class A Common Shares: 3,986,275 shares	(40)	(43,677)	(244,785)			(288,502)
Share-based compensation		24,255				24,255
Exercise of employee share options: 172,959 shares issued	2	7,892				7,894
Other share-based compensation, net: 331,530 shares issued; 108,626 shares repurchased	2	(6,299)				(6,297)
Tax benefits of compensation plans		1,131				1,131
Balance as of June 30, 2015	$1,285	$1,342,325	$92,262	$(53,624)	$263,462	$1,645,710	$95,111
Balance as of December 31, 2015	$1,287	$1,347,491	$305,386	$(130,233)	$313,245	$1,837,176	$99,000
Comprehensive income			475,505	(80,101)	95,833	491,237	2,162
Redeemable non-controlling interest fair value adjustments			2,162			2,162	(2,162)
Purchase of non-controlling interest						-	(99,000)
Dividends paid to non-controlling interests					(125,604)	(125,604)
Dividends declared and paid: $0.50 per share			(64,695)			(64,695)
Share-based compensation		24,679				24,679
Exercise of employee share options: 169,775 shares issued	1	6,245				6,246
Other share-based compensation, net: 230,094 shares issued; 67,610 shares repurchased	2	(2,768)				(2,766)
Impact of implementation of ASC 718		66	(66)			-
Tax expense of compensation plans		(407)				(407)
Balance as of June 30, 2016	$1,290	$1,375,306	$718,292	$(210,334)	$283,474	$2,168,028	$-

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

The Company has two reportable segments: U.S. Networks and International Networks. U.S. Networks includes our six domestic television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and mobile businesses serving home, food, travel and other lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Networks Lifestyle Studio.

International Networks includes TVN S.A. (“TVN”), which operates a portfolio of free-to-air and pay-TV lifestyle and entertainment networks in Poland, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat. Also included in TVN is TVN Media, an advertising sales house. Additionally, International Networks includes the lifestyle-oriented networks available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”), Latin America and the Caribbean.

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

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results and outcomes may differ materially from management’s estimates and assumptions.

Interim results are not necessarily indicative of the results that may be expected for any future interim periods or for a full year.

Reclassifications

During the quarter, the Company adopted new guidance related to the accounting for employee share-based payments. This change resulted in a reclassification in 2016 of $0.1 million of the cumulative effect from 2015 and 2014 of forfeited share-based payments from retained earnings to additional paid-in capital on our condensed consolidated balance sheets and our condensed consolidated statements of shareholders’ equity.

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

The following table presents information about basic and diluted weighted average shares outstanding:

	Three months ended		Six months ended
	June 30,		June 30,
( in thousands )	2016	2015	2016	2015
Basic weighted average shares outstanding	129,562	129,225	129,434	130,237
Effect of dilutive securities:
Unvested share units and shares held by employees	230	183	212	168
Stock options held by employees and directors	349	460	325	493
Diluted weighted average shares outstanding	130,141	129,868	129,971	130,898
Anti-dilutive share awards	881	727	1,296	532

For the three and six months ended June 30, 2016 and June 30, 2015, we had stock options that were anti-dilutive and, accordingly, were not included in the computation of diluted weighted average shares outstanding.

3.	Accounting Standards Updates

Issued and Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to share-based compensation, Improvements to Employee Share-Based Payment Accounting. The new guidance simplifies several aspects of the accounting for share-based payments, including forfeitures, accounting for income taxes and statutory withholding requirements. Additionally, this guidance provides clarity around presentation of items within the statements of cash flows. The guidance is effective for us on January 1, 2017, and early adoption is permitted. We early adopted this guidance in the second quarter of 2016. This implementation did not have a material effect on our condensed consolidated financial statements and related disclosures.

Issued and Not Yet Adopted

In March 2016, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations within the new revenue recognition guidance by clarifying the indicators. This guidance updates the revenue recognition guidance issued in May 2015, Revenue from Contracts with Customers. In May 2015, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in GAAP. The guidance is effective for us on January 1, 2018, and early adoption is permitted. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued new accounting guidance related to investments, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which simplifies the accounting for a transition to equity method investment of accounting as a result of an increase in level of ownership or degree of influence and eliminates the requirement to retroactively adjust the investment for all periods the investment was held. The amendments in the update require that an entity that has an available-for-sale equity security becomes qualified for the equity method of accounting if they recognize earnings through the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment qualifies for equity method treatment. The guidance is effective for us on January 1, 2017, and early adoption is permitted. We do not expect the new guidance to have a material effect on our condensed consolidated financial statements and related disclosures.

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

To minimize the volatility in the purchase price that may have resulted from Euro to U.S. Dollar (“USD”) currency exchange rate changes, we entered into a foreign currency option contract during the first quarter of 2015 that effectively set the USD cash consideration for the Acquisition. We paid a $16.0 million premium for a call option on €584.0 million at a cost of $625.0 million. The premium is reflected as both an expense in gain on derivatives within operating activities and as a cash outflow from foreign currency call option premium within investing activities in our condensed consolidated statements of cash flows for the six months ended June 30, 2015. The foreign currency option contract was settled during the second quarter of 2015, and the $31.9 million resulting gain is included as both a gain in gain on derivatives within operating activities and as a cash inflow from settlement of derivatives within investing activities in our condensed consolidated statements of cash flows for the six months ended June 30, 2015.

Additionally, we entered into and, in certain cases, settled a series of other derivative contracts related to the Transactions. The derivative contracts that were settled as of June 30, 2015, resulted in a net gain of $33.0 million, which is also included both as a gain in gain on derivatives within operating activities and as a cash inflow from settlement of derivatives within investing activities in our condensed consolidated statements of operations for the six months ended June 30, 2015.

The net impact of the various hedges entered into and settled related to the Transactions resulted in a $48.9 million gain, which is included within gain on derivatives in the condensed consolidated statements of operations for the three months ended June 30, 2015.

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

We incurred transaction and integration related expenses of $4.2 million and $14.4 million for the three and six months ended June 30, 2015, respectively, associated with the Acquisition. These transaction and integration expenses are included within selling, general and administrative expenses in our condensed consolidated statements of operations and reduced our net income attributable to SNI by $2.6 million and $8.9 million in the three and six months ended June 30, 2015, respectively.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the Acquisition Date, which were allocated based on information available at the Acquisition Date.

(in thousands)
Balance Sheet Classification	Fair Value at July 1, 2015
Cash consideration transferred	$652,365
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired:
Cash and cash equivalents	105,714
Restricted cash	7,342
Accounts receivable	110,387
Other current assets	21,592
Investments	354,719
Property and equipment	92,133
Programs and program licenses	79,211
Intangible assets	760,636
Liabilities assumed:
Accounts payable	(28,941)
Program rights payable (current portion)	(19,395)
Deferred revenue	(2,132)
Employee compensation and benefits	(27,896)
Other accrued liabilities	(64,767)
2018 TVN Notes	(128,577)
2020 TVN Notes	(528,205)
2021 PIK Notes	(409,549)
Term Loan	(18,178)
Deferred income taxes	(23,651)
Program rights payable (less current portion)	(3,492)
Other non-current liabilities	(5,624)
Non-controlling interest	(858,530)
Goodwill	1,239,568
Net Assets acquired	$652,365

The following table represents the fair value of identifiable intangible assets and their assumed estimated useful lives.

(in thousands) Intangible Asset Category	Type	Weighted Average Life in Years	Fair Value at July 1, 2015
Copyrights and other tradenames	Amortizable	23	$333,912
Broadcast licenses	Amortizable	25	128,017
Advertiser lists	Amortizable	7	106,681
Customer lists	Amortizable	15	26,670
Acquired network distribution rights and other	Amortizable	20	165,356
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

We utilized various valuation techniques to determine fair value, primarily discounted cash flow analyses and excess earnings valuation approaches, each of which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy (see Note 6 – Fair Value Measurement).  Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.

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

(in thousands)	Three months ended	Six months ended
Pro Forma Results (unaudited)	June 30, 2015	June 30, 2015
Pro forma revenues	$852,626	$1,608,469
Pro forma net income attributable to SNI	$155,826	$295,361
Pro forma net income attributable to SNI shareholders per share of common stock:
Basic	$1.21	$2.27
Diluted	$1.20	$2.26
Weighted average shares outstanding:
Basic	129,225	130,237
Diluted	129,868	130,898

We did not recognize any contingent consideration arising from the Transactions.

On June 16, 2016 we acquired a new network distribution right in Italy in the amount of €10.4 million, or approximately $11.6 million. We recorded the new distribution right as an intangible asset with a 4 year amortizable life. The acquisition of this asset is reflected as an investing activity within our condensed consolidated statement of cash flows.

5.	Employee Termination Programs

Restructuring Plan

During the fourth quarter of 2014, we provided qualified employees with voluntary early retirement packages and notified employees of the elimination of certain positions within the Company (the “Restructuring Plan”). We also announced that we would be closing our Cincinnati office location in late 2015 and relocating certain positions to our Knoxville headquarters. Our operating results do not reflect any impact for the three months ended June 30, 2016 and include an expense of $5.8 million for severance, retention, benefits, relocation costs and accelerated depreciation incurred as a result of the Restructuring Plan during the three months ended June 30, 2015. As a result, net income attributable to SNI was not impacted for the three months ended June 30, 2016 and was reduced by $3.6 million for the three months ended June 30, 2015. Our operating results include a gain of $0.3 million and an expense of $11.2 million for severance, retention benefits, relocation costs and accelerated depreciation incurred as a result of the Restructuring Plan for the six months ended June 30, 2016 and June 30, 2015, respectively. As a result, net income attributable to SNI was increased by $0.2 million and reduced by $6.9 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The Restructuring Plan was substantially completed as of December 31, 2015.

A rollforward of the liability related to the Restructuring charges by segment is as follows:

	Six months ended June 30, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2015	$605	$-	$5,314	$5,919
Net accruals	5	-	(315)	(310)
Payments	(610)	-	(4,315)	(4,925)
Non-cash (a)	-	-	333	333
Liability as of June 30, 2016	$-	$-	$1,017	$1,017

	Six months ended June 30, 2015
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2014	$12,041	-	2,031	$14,072
Net accruals	5,261	-	5,914	11,175
Payments	(12,913)	-	(1,569)	(14,482)
Non-cash (a)	-	-	(946)	(946)
Liability as of June 30, 2015	$4,389	$-	$5,430	$9,819

(a) Primarily represents the reclassification of current period charges for accelerated depreciation, pension payments made from the pension plan and share-based compensation.

Reorganization

During the fourth quarter of 2015, we committed to undertaking activities intended to streamline and integrate the management of our domestic networks, creating a cohesive and holistic organization (the “Reorganization”). As part of the Reorganization, we announced we would be relocating certain employees during 2016. Our operating results include an expense of $3.9 million and $11.2 million for severance, retention, benefits and relocation costs incurred as a result of the Reorganization during the three and six months ended June 30, 2016, respectively. As a result, net income attributable to SNI was reduced by $2.4 million and $6.9 million for the three and six months ended June 30, 2016, respectively. We anticipate that the Reorganization will be completed by the end of 2016.

A rollforward of the liability related to the Reorganization charges by segment is as follows:

	Six months ended June 30, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2015	$3,258	$-	$8	$3,266
Net accruals	7,467	-	3,740	11,207
Payments	(8,537)	-	(2,617)	(11,154)
Non-cash (b)	(422)	-	(1,131)	(1,553)
Liability as of June 30, 2016	$1,766	$-	$-	$1,766

(b) Primarily represents the reclassification of current period charges for share-based compensation.

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

There have been no transfers of assets or liabilities between the fair value measurement classifications during the six months ended June 30, 2016 and June 30, 2015.

Recurring Measurements

	As of June 30, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,412	$5,412	$-	$-
Derivative asset	632	-	$632	-
Total assets measured at fair value on a recurring basis	$6,044	$5,412	$632	$-

Temporary equity - Redeemable non-controlling interests	$-	$-	$-	$-

	As of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$80,944	$80,944	$-	$-
Derivative asset	615	-	615	-
Total assets measured at fair value on a recurring basis	$81,559	$80,944	$615	$-

Temporary equity - Redeemable non-controlling interests	$99,000	$-	$-	$99,000

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

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing Level 3 inputs:

Redeemable Non-controlling Interests
	As of
(in thousands)	June 30, 2016	December 31, 2015
Beginning period balance	$99,000	$96,251
Net income (loss)	2,162	(2,760)
Fair value adjustments	(2,162)	17,794
Dividends paid to non-controlling interests	-	(12,985)
Additions to non-controlling interests	-	700
Purchase of non-controlling interest	(99,000)	-
Ending period balance	$-	$99,000

The net income amounts reflected in the table above are reported within net income attributable to non-controlling interests in our condensed consolidated statements of operations.

Other Financial Instruments

The carrying values of our financial instruments do not materially differ from their estimated fair values as of June 30, 2016 and December 31, 2015 except for debt, which is disclosed in Note 10 - Debt.

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

7.	Investments

Investments consisted of the following:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Equity method investments	$691,319	$741,823
Cost method investments	52,655	65,807
Total investments	$743,974	$807,630

Investments accounted for using the equity method include the following:	As of
	June 30, 2016	December 31, 2015
UKTV	50.0%	50.0%
HGTV Magazine JV	50.0%	50.0%
Food Network Magazine JV	50.0%	50.0%
* Everytap	40.0%	40.0%
HGTV Canada	33.0%	33.0%
* nC+	32.0%	32.0%
Food Canada	29.0%	29.0%
* Onet	25.0%	25.0%
Fox-BRV Southern Sports Holdings	-	7.3%
* Acquired as a part of the Acquisition

UKTV

UKTV receives financing through a loan provided by us. The loan, totaling $101.5 million and $112.1 million at June 30, 2016 and December 31, 2015, respectively, is reported within other non-current assets on our condensed consolidated balance sheets and effectively acts as a revolving credit facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, our partner maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV.  Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. As of June 30, 2016 and December 31, 2015, the Company’s investment in UKTV was $319.1 million and $353.4 million, respectively.

A portion of the purchase price from our 50.0 percent investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces the equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $13.1 million and $12.9 million proportionate share of UKTV’s results for the three months ended June 30, 2016 and June 30, 2015, respectively, which were reduced by amortization of $3.4 million and $4.2 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Equity in earnings of affiliates includes our $24.0 million and $24.0 million proportionate share of UKTV’s results for the six months ended June 30, 2016 and June 30, 2015, respectively, which were reduced by amortization of $6.8 million and $8.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The table below summarizes estimated amortization that we expect to reduce the Company’s equity in UKTV’s earnings for future periods:

( in thousands )	Estimated Amortization**
Remainder of 2016	$5,756
2017	$12,700
2018	$12,795
2019	$12,891
2020	$12,986
Thereafter	$94,740
** The functional currency of UKTV is the Great British Pound ("GBP"), so these amounts are subject to change as the GBP to USD exchange rates fluctuate.

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

( in thousands )	Estimated Amortization**
Remainder of 2016	$1,848
2017	$3,817
2018	$3,817
2019	$3,807
2020	$3,788
Thereafter	$25,518
** The functional currency of nC+ is the Polish Zloty ("PLN"), so these amounts are subject to change as the PLN to USD exchange rates fluctuate.

Fox-BRV Southern Sports Holdings

The Company exercised significant control over Fox-BRV Southern Sports Holdings (“Fox Sports South”) through board positions held and, therefore, accounted for this investment using the equity method of accounting. On February 24, 2016, the Company sold its 7.3 percent equity interest in Fox Sports South to the controlling interest holder for a sale price of $225.0 million upon the exercise of the Company’s put right. The sale of this ownership interest resulted in a gain of $208.2 million for the six months ended June 30, 2016, which is recorded in (loss) gain on sale of investments in our condensed consolidated statements of operations and as both a gain on sale of investments within operating activities and as a cash inflow from sale of investments within investing activities in our condensed consolidated statements of cash flows. Further, the gain on sale resulted in tax expense of approximately $73.6 million for the three and six months ended June 30, 2016.

On June 12, 2016, an investment which the Company accounted for using the cost method was sold. The proceeds from the sale totaled $1.5 million and resulted in a $16.4 million loss recognized for the three and six months ended June 30, 2016, which is recorded in (loss) gain on sale of investments in our condensed consolidated statements of operations and gain on sale of investments within operating activities and sale of investments within investing activities in our condensed consolidated statements of cash flows.

8.	Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	As of
( in thousands )	June 30, 2016	December 31, 2015
Goodwill, net	$1,785,349	$1,804,748
Intangible assets:
Carrying amount:
Acquired network distribution rights	$746,320	$744,962
Customer and advertiser lists	219,417	223,726
Copyrights and other tradenames	379,696	390,111
Broadcast licenses	120,191	124,030
Acquired rights and other	119,870	120,267
Total carrying amount	1,585,494	1,603,096
Accumulated amortization:
Acquired network distribution rights	(215,607)	(195,678)
Customer and advertiser lists	(90,221)	(81,892)
Copyrights and other tradenames	(50,297)	(30,875)
Broadcast licenses	(5,337)	(2,524)
Acquired rights and other	(32,817)	(29,463)
Total accumulated amortization	(394,279)	(340,432)
Total intangible assets, net	$1,191,215	$1,262,664

Amortization expense associated with intangible assets for each of the next five years is expected to be as follows:

( in thousands )	Estimated Amortization **
Remainder of 2016	$46,338
2017	$100,437
2018	$98,976
2019	$98,115
2020	$86,935
Thereafter	$760,414

** The functional currency of certain foreign subsidiaries differs from the U.S. Dollar, so these amounts are subject to change as exchange rates fluctuate.

Activity related to goodwill by business segment consisted of the following:

(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Goodwill
Balance as of December 31, 2015	$510,484	$1,294,264	$-	$1,804,748
Update to purchase price allocation during the measurement period	-	(19,879)	-	(19,879)
Foreign currency translation adjustment	-	480	-	480
Balance as of June 30, 2016	$510,484	$1,274,865	$-	$1,785,349

9.	Other Accrued Liabilities

The following table outlines the details within other accrued liabilities:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Accrued rent	$19,795	$21,736
Accrued advertising rebates	17,752	20,808
Accrued marketing and advertising	9,147	11,437
Accrued interest	8,407	8,400
Accrued taxes	27,272	2,029
Accrued other expenses	72,201	95,559
Total	$154,574	$159,969

10.	Debt

Debt consisted of the following:

		As of
(in thousands)	Maturity	June 30, 2016	December 31, 2015
Amended Revolving Credit Facility	2019 - 2020	$-	$389,170
Term Loan	2017	249,863	249,129
2.70% Senior Notes	2016	499,624	499,174
2.75% Senior Notes	2019	496,302	495,750
TVN 7.38% Senior Notes	2020	402,273	399,986
2.80% Senior Notes	2020	594,524	593,796
3.50% Senior Notes	2022	395,703	395,309
3.90% Senior Notes	2024	493,593	493,210
3.95% Senior Notes	2025	495,056	494,748
Total debt		$3,626,938	$4,010,272
Current portion of debt		(749,487)	(499,174)
Debt (less current portion)		$2,877,451	$3,511,098
Fair value of debt *		$3,747,594	$3,977,985

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

The Company had no outstanding borrowings as of June 30, 2016 and average borrowings outstanding of $29.4 million incurring interest at a rate of approximately 1.54% for the three months ended June 30, 2016. Outstanding letters of credit totaled $0.9 million under the Amended Revolving Credit Facility at June 30, 2016.  There were outstanding borrowings of $389.2 million and outstanding letters of credit of $1.1 million under the Amended Revolving Credit Facility at December 31, 2015.

Term Loan

In June 2015, we entered into a $250.0 million senior unsecured Term Loan agreement.  The Term Loan has a maturity date in June 2017, with outstanding borrowings incurring interest at LIBOR plus a range of 62.5 to 137.5 basis points, subject to the Company’s credit ratings.  The weighted average interest rate on the Term Loan was 1.53% in the second quarter of 2016. The Term Loan is classified within current portion of debt on our condensed consolidated balance sheets.

Senior Notes

Our $500.0 million aggregate principal amount of 2.70% Senior Notes mature in December 2016 (the “2016 Notes”). Interest is paid on the 2016 Notes on June 15th and December 15th of each year. The balance outstanding on the 2016 Notes is classified within current portion of debt on our condensed consolidated balance sheets.

Amounts capitalized and included as a reduction against debt on our condensed consolidated balance sheets included $17.5 million of debt issuance costs related to the Term Loan and the remaining Senior Notes issued in 2015, all of which were undertaken to finance the Transactions. The debt issuance costs related to the Amended Revolving Credit Facility are included within other non-current assets on our condensed consolidated balance sheets. We amortized $1.9 million and $1.0 million of debt issuance costs for the three months ended June 30, 2016 and June 30, 2015, respectively, within interest expense, net in our condensed consolidated statements of operations. We amortized $3.6 million and $1.8 million of debt issuance costs for the six months ended June 30, 2016 and June 30, 2015, respectively, within interest expense, net in our condensed consolidated statements of operations.

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

The components of the Pension Plan and SERP expense consisted of the following:

	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Interest cost	$1,552	$1,464	$866	$670
Expected return on plan assets, net of expenses	(1,644)	(1,898)	-	-
Special termination benefits	-	831	-	293
Amortization of net loss	1,060	1,136	1,032	1,208
Settlement charges		1,958		-
Total	$968	$3,491	$1,898	$2,171

	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
(in thousands)	2016	2015	2016	2015
Interest cost	$776	$732	$433	$335
Expected return on plan assets, net of expenses	(822)	(949)	-	-
Special termination benefits	-	248	-	127
Amortization of net loss	530	568	516	604
Settlement charges	-	1,958	-	-
Total	$484	$2,557	$949	$1,066

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

We did not make any contributions to fund the Pension Plan during the three months ended June 30, 2016 or during the three months ended June 30, 2015. We made a contribution of $10.0 million to fund the Pension Plan during the six months ended June 30, 2016 and did not make any contributions during the six months ended June 30, 2015.

We made $0.1 million and $0.7 million in SERP benefit payments for the three months ended June 30, 2016 and June 30, 2015, respectively. We made $1.8 million and $0.8 million SERP benefit payments for the six months ended June 30, 2016 and June 30, 2015, respectively. We anticipate an additional $6.9 million in SERP benefit payments during the remainder of 2016.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan (“Deferred Compensation Plan”) that is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their annual compensation. The Deferred Compensation Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We use corporate-owned life insurance contracts held in a rabbi trust to support the plan. We had investments within this rabbi trust valued at $43.6 million, including $27.4 million of cash surrender value of Company-owned life insurance contracts and $16.2 million held in mutual funds, at June 30, 2016. We had investments within this rabbi trust valued at $42.8 million, including $27.0 million of cash surrender value of Company-owned life insurance contracts and $15.8 million held in mutual funds, at December 31, 2015. These mutual funds are valued using Level 1 and Level 2 inputs. These instruments are included within other non-current assets on our condensed consolidated balance sheets. Gains or losses related to these insurance contracts are included within miscellaneous, net in our condensed consolidated statements of operations. The unsecured obligation to pay the deferred compensation, including deferred director’s fees, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $44.6 million and $42.0 million at June 30, 2016 and December 31, 2015, respectively, and is included within other non-current liabilities on our condensed consolidated balance sheets.

12.	Other Non-Current Liabilities

The following table outlines the details within other liabilities:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Pension and post-employment benefits	$73,341	$73,683
Deferred compensation	44,564	41,992
Uncertain tax positions	123,793	101,908
Other	25,177	32,808
Other non-current liabilities	$266,875	$250,391

13.	Foreign Exchange Risk Management

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

The free-standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges. Changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in functional currency value of foreign currency denominated assets and liabilities. The gross notional amount of these contracts outstanding was $107.4 million and $118.6 million at June 30, 2016 and December 31, 2015, respectively. The cash flow settlements from these derivative contracts are primarily reported within investing activities in the condensed consolidated statements of cash flows.

We recognized $8.2 million and $37.2 million of gains from these forward contracts for the three months ended June 30, 2016 and June 30, 2015, respectively, and $11.0 million and $43.1 million of gains from these forward contracts for the six months ended June 30, 2016 and June 30, 2015, respectively, included within gain on derivatives in the condensed consolidated statements of operations. Additionally, we have foreign exchange transaction losses of $23.3 million and $12.9 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and foreign exchange transaction losses of $14.4 million and $18.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively, which are included within miscellaneous, net in our condensed consolidated statements of operations.

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

The 2015 LTI Plan will remain in effect until February 2025, unless terminated sooner by the Board. Termination will not affect outstanding grants and awards. The 2015 LTI Plan replaced the Scripps Networks Interactive, Inc. 2008 Long-Term Incentive Plan (the “Prior LTI Plan”), and no further awards will be made under the Prior LTI Plan. However, awards granted under the Prior LTI Plan remain outstanding in accordance with their terms.

We satisfy stock option exercises and vested stock awards with newly-issued shares. Shares available for future share compensation grants totaled 6.9 million at June 30, 2016.

During the six months ended June 30, 2016, the Company granted 0.6 million stock options and less than 0.4 million RSUs, including performance-based restricted stock units (“PBRSUs”) under the 2015 LTI Plan. During the six months ended June 30, 2015, the Company granted 0.4 million stock options and 0.3 million RSUs, including PBRSUs. The number of shares ultimately issued for PBRSUs will depend upon performance compared to specified metrics. The fair values for stock options are estimated on the grant date using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

Share-based compensation costs totaled $7.0 million and $7.1 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $24.7 million and $24.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

As of June 30, 2016, unrecognized share-based compensation expense was as follows:

(in thousands)	Amount	Weighted-Average Period
Stock options	$2,921	2.4 years
RSUs and PBRSUs	21,780	1.8 years
Total unrecognized share-based compensation	$24,701

Share Repurchase Programs

We have share repurchase programs (“Repurchase Programs”) authorized by the Board that permit us to acquire the Company’s Class A Common Shares. We did not repurchase any shares during the three months ended June 30, 2016 and June 30, 2015, respectively. We did not repurchase any shares for the six months ended June 30, 2016. During the six months ended June 30, 2015, we repurchased 4.0 million shares for approximately $289.5 million, including 3.0 million shares repurchased for approximately $216.8 million from Scripps family members.

As of June 30, 2016, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. All shares repurchased under the Repurchase Programs are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

16.	Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following:

	Three months ended June 30,
	2016		2015
(in thousands)	Currency Translation	Pension Plan and SERP Liability	Currency Translation	Pension Plan and SERP Liability
AOCI beginning period balance	$(57,421)	$(31,328)	$(51,857)	$(32,105)
Other comprehensive income (loss) before reclassifications	(122,251)	—	29,610	—
Amounts reclassified from AOCI	—	666	—	728
Net current-period other comprehensive income (loss)	(122,251)	666	29,610	728
AOCI end of period balance	$(179,672)	$(30,662)	$(22,247)	$(31,377)

	Six months ended June 30,
	2016		2015
(in thousands)	Currency Translation	Pension Plan and SERP Liability	Currency Translation	Pension Plan and SERP Liability
AOCI beginning period balance	$(98,239)	$(31,994)	$(25,122)	$(32,769)
Other comprehensive income (loss) before reclassifications	(81,433)	—	2,875	—
Amounts reclassified from AOCI	—	1,332	—	1,392
Net current-period other comprehensive income (loss)	(81,433)	1,332	2,875	1,392
AOCI end of period balance	$(179,672)	$(30,662)	$(22,247)	$(31,377)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for Pension Plan and SERP liability adjustments relate to the amortization of actuarial losses. These amounts are included within selling, general and administrative in our condensed consolidated statements of operations and totaled $1.0 million and $1.2 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $2.0 million and $2.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively (see Note 11 - Employee Benefit Plans).

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

U.S. Networks includes our six domestic television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. U.S. Networks also includes websites associated with the aforementioned television brands and other internet and mobile businesses serving home, food, travel and other lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Networks Lifestyle Studio. The Food Network and Cooking Channel are included in the Partnership, of which we own 68.7 percent. Each of our networks is distributed by cable and satellite distributors, telecommunication service providers and certain non-linear providers, such as those providing streaming or on-demand services. U.S. Networks earns revenue primarily from the sale of advertising time and from distribution fees paid by distributors of our content. U.S. Networks also earns revenue from licensing of content to third parties and of brands for consumer products, such as videos, books, kitchenware and tools.

International Networks includes the TVN lifestyle-oriented networks as well as those available in the UK, EMEA, APAC and Latin America.

Corporate and Other includes the results of businesses not separately identified as reportable segments for external financial reporting purposes and will continue to be disclosed separately from the results of U.S. Networks and International Networks.  The Company generally does not allocate employee-related corporate overhead costs to its reportable segments, but rather classifies these expenses within Corporate and Other. However, certain corporate costs, including information technology, pension and other employee benefits and other shared service functions, are allocated to our reportable segments. These allocations are generally amounts agreed upon by management, which may differ from amounts that would be incurred if such services were purchased separately by the reportable segments.

Intersegment revenue eliminations are included in Corporate and Other and totaled $6.5 million and $5.1 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $13.1 million and $9.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

Our Chief Operating Decision Maker (“CODM”), whom we have identified as our Chief Executive Officer, evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we refer to as segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items included in net income determined in accordance with GAAP.

Information regarding our segments is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Segment operating revenues:
U.S. Networks	$752,321	$715,100	$1,454,516	$1,354,004
International Networks	147,044	22,088	268,382	46,153
Corporate and Other	(6,594)	(5,086)	(13,249)	(9,805)
Total operating revenues	$892,771	$732,102	$1,709,649	$1,390,352
Cost of services, excluding depreciation and amortization	286,999	195,087	566,666	394,234
Selling, general and administrative	191,133	178,498	389,954	380,685
Total segment profit	$414,639	$358,517	$753,029	$615,433
Depreciation	16,089	14,798	33,628	31,693
Amortization	25,654	11,640	56,716	23,335
Loss (gain) on disposal of property and equipment	-	44	(242)	2,560
Total operating income	372,896	332,035	662,927	557,845
Interest expense, net	(33,175)	(16,835)	(66,920)	(29,802)
Equity in earnings of affiliates	21,712	27,290	47,390	46,235
Gain on derivatives	8,267	37,198	11,033	43,131
(Loss) gain on sale of investments	(16,373)	-	191,824	-
Miscellaneous, net	(21,672)	(13,194)	(15,606)	(13,596)
Income from operations before income taxes	$331,655	$366,494	$830,648	$603,813

Segment profit (loss):
U.S. Networks	$401,139	$397,332	$760,636	$697,836
International Networks	37,369	(10,495)	47,158	(16,374)
Corporate and Other	(23,869)	(28,320)	(54,765)	(66,029)
Total segment profit	$414,639	$358,517	$753,029	$615,433

Depreciation:
U.S. Networks	$12,716	$12,848	$26,869	$27,560
International Networks	3,114	949	6,239	2,078
Corporate and Other	259	1,001	520	2,055
Total depreciation	$16,089	$14,798	$33,628	$31,693

Amortization:
U.S. Networks	$10,022	$10,021	$20,043	$19,961
International Networks	15,632	1,619	36,673	3,374
Corporate and Other	-	-	-	-
Total amortization	$25,654	$11,640	$56,716	$23,335

Loss (gain) on disposal of property and equipment
U.S. Networks	$-	$34	$42	$3,581
International Networks	-	9	(284)	9
Corporate and Other	-	1	-	(1,030)
Total loss (gain) on disposal of property and equipment	$-	$44	$(242)	$2,560

Equity in earnings of affiliates:
U.S. Networks	$9,014	$14,486	$16,746	$24,507
International Networks	12,698	12,804	30,644	21,728
Corporate and Other	-	-	-	-
Total equity in earnings of affiliates	$21,712	$27,290	$47,390	$46,235

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Additions to property and equipment:
U.S. Networks	$8,567	$8,582	$17,238	$16,251
International Networks	4,385	496	7,059	776
Corporate and Other	-	1	-	1,451
Total additions to property and equipment	$12,952	$9,079	$24,297	$18,478
Operating revenues by geographic location:
United States	$755,427	$717,081	$1,457,315	$1,359,886
Poland	120,095	$-	217,853	-
Other International	17,249	$15,021	34,481	30,466
Total operating revenues	$892,771	$732,102	$1,709,649	$1,390,352
			As of
			June 30, 2016	December 31, 2015
Assets:
U.S. Networks			$2,903,981	$2,937,428
International Networks			3,165,665	3,276,989
Corporate and Other			443,069	457,897
Total assets			$6,512,715	$6,672,314
Long-lived assets by geographic location:
United States			$1,862,190	$1,903,918
Poland			2,333,333	2,406,842
Other International			481,687	541,719
Total long-lived assets			$4,677,210	$4,852,479

No single customer provides more than 10.0 percent of our revenues.

Assets held by our businesses and physically located outside of the United States totaled $3,104.0 million and $3,238.2 million at June 30, 2016 and December 31, 2015, respectively.

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

OVERVIEW

We operate in the media industry and are one of the leading developers of lifestyle-oriented content for linear and digital platforms, including television and the internet, with respected, high-profile brands. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and highly-useful content that focuses on specifically-defined topics of interest.

We seek to engage audiences that are highly desirable to advertisers with entertaining and informative lifestyle content that is produced for television, the worldwide internet and alternative media platforms. We intend to expand and enhance our lifestyle brands by: creating popular new programming and content; extending distribution on various platforms, such as over-the-top services, utilizing mobile phones and tablets; licensing of content to third parties and of brands for consumer products; and increasing our international footprint.

The Company has two reportable segments: U.S. Networks and International Networks.

The Company’s focus is on strengthening our linear networks and expanding reach, including both in digital and within international.

As part of our effort to expand in the digital market, we launched Scripps Networks Lifestyle Studio, which is included in U.S. Networks.

The growth of our international business, through acquisition and joint ventures, as well as organically, has been, and continues to be, a strategic priority for the Company. In the second quarter of 2016, we launched HGTV as a free-to-air channel in New Zealand as a first of its kind offering in the region. During 2015, we completed the acquisition of TVN S.A., a Polish media company, which operates a portfolio of 13 free-to-air and pay-TV lifestyle and entertainment networks; launched Travel Channel as a 24/7 free-to-air channel in the UK; expanded distribution of Food Network across Latin America and HGTV in Asia-Pacific; launched Food Network in Australia in partnership with Special Broadcasting Service (“SBS”); and secured a large volume output deal with Nine in Australia to launch Food Network and HGTV-branded blocks on newly-launched 9LIFE, Australia’s first free-to-air lifestyle network.

Consolidated operating revenues increased $160.7 million, or 21.9 percent, while consolidated operating income increased $40.9 million, or 12.3 percent, for the three months ended June 30, 2016 compared with the same period in 2015, both driven by the inclusion of TVN. Consolidated income from operations before income taxes decreased $34.8 million, or 9.5 percent, for the three months ended June 30, 2016 compared with the same period in 2015, driven by a reduction in gain on derivatives this year primarily as a result of exercising our call option on €584 million to fund the Acquisition last year, incremental debt service costs this year associated with the Financing in the second quarter of 2015 for the Transactions as well as the assumed debt of TVN, a $16.4 million loss on sale of investments this year and additional foreign currency losses reflected in miscellaneous, net, this year.

Consolidated operating revenues increased $319.3 million, or 23.0 percent, while consolidated operating income increased $105.1 million, or 18.8 percent, for the six months ended June 30, 2016 compared with the same period in 2015, both driven by the inclusion of TVN. Consolidated income from operations before income taxes increased $226.8 million, or 37.6 percent, for the six months ended June 30, 2016 compared with the same period in 2015, primarily driven by the $208.2 million gain recognized on the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016, partially offset by a loss of $16.4 million on the sale of a cost investment in the second quarter of 2016. This net increase was partially offset by a reduction in gain on derivatives this year primarily as a result of exercising our call option on €584 million to fund the Acquisition last year and incremental debt service costs this year associated with the Financing obtained in the second quarter of 2015 for the Transaction, as well as the assumed debt of TVN.

Although the international business experienced growth primarily through the acquisition of TVN as noted above, U.S. Networks continues to account for the majority of the Company’s performance. U.S. Networks generated operating revenues of $752.3 million, representing 84.3 percent of consolidated operating revenues, for the three months ended June 30, 2016 compared with $715.1 million, representing 97.7 percent of consolidated operating revenues, for the three months ended June 30, 2015. U.S. Networks generated operating revenues of $1,454.5 million, representing 85.1 percent of consolidated operating revenues, for the six months ended June 30, 2016 compared with $1,354.0 million, representing 97.4 percent of consolidated operating revenues, for the six months ended June 30, 2015. The reduced contribution of U.S. Networks’ revenues as a percentage of consolidated revenues for both the three and six months ended June 30, 2016 compared to the same period in 2015 was primarily as a result of the inclusion of TVN in the current year.

International Networks generated operating revenues of $147.0 million, representing 16.5 percent of consolidated operating revenues, for the three months ended June 30, 2016 compared with $22.1 million, representing 3.0 percent of consolidated operating revenues, for the three months ended June 30, 2015. International Networks generated operating revenues of $268.4 million, representing 15.7 percent of consolidated operating revenues, for the six months ended June 30, 2016 compared with $46.2 million, representing 3.3 percent of consolidated operating revenues, for the six months ended June 30, 2015. The year-over-year increase for both the three and six months ended June 30, 2016 compared with the same period in 2015 was primarily driven by the inclusion of TVN in the current year.

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

Note 2 to the Consolidated Financial Statements included in the 2015 Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for programs and program licenses, acquisitions, goodwill, finite-lived intangible assets, income taxes and revenue recognition to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K. We adopted one accounting standard during the six months ended June 30, 2016 related to the accounting for share-based compensation (see Note 3 – Accounting Standards Updates).

RESULTS OF OPERATIONS

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular programming that resonates with viewers across a variety of demographic groups by developing relatable content through strong brands that engage audiences.

Consolidated Results of Operations

	Three months ended June 30,			Six months ended June 30,
( in thousands)	2016	2015	% Change	2016	2015	% Change
Operating revenues:
Advertising	$646,648	$502,891	28.6%	$1,218,503	$938,159	29.9%
Distribution	223,446	215,217	3.8%	451,514	424,225	6.4%
Other	22,677	13,994	62.0%	39,632	27,968	41.7%
Total operating revenues	892,771	732,102	21.9%	1,709,649	1,390,352	23.0%
Operating expenses:
Cost of services, excluding depreciation and amortization	286,999	195,087	47.1%	566,666	394,234	43.7%
Selling, general and administrative	191,133	178,498	7.1%	389,954	380,685	2.4%
Depreciation	16,089	14,798	8.7%	33,628	31,693	6.1%
Amortization	25,654	11,640	120.4%	56,716	23,335	143.1%
Loss (gain) on disposal of property and equipment	-	44	(100.0)%	(242)	2,560	(109.5)%
Total operating expenses	519,875	400,067	29.9%	1,046,722	832,507	25.7%
Operating income	372,896	332,035	12.3%	662,927	557,845	18.8%
Interest expense, net	(33,175)	(16,835)	97.1%	(66,920)	(29,802)	124.5%
Equity in earnings of affiliates	21,712	27,290	(20.4)%	47,390	46,235	2.5%
Gain on derivatives	8,267	37,198	(77.8)%	11,033	43,131	(74.4)%
(Loss) gain on sale of investment	(16,373)	-	NM	191,824	-	NM
Miscellaneous, net	(21,672)	(13,194)	64.3%	(15,606)	(13,596)	14.8%
Income from operations before income taxes	331,655	366,494	(9.5)%	830,648	603,813	37.6%
Provision for income taxes	98,303	120,326	(18.3)%	257,350	191,575	34.3%
Net income	233,352	246,168	(5.2)%	573,298	412,238	39.1%
Less: net income attributable to non-controlling interests	(48,744)	(52,450)	(7.1)%	(97,793)	(94,677)	3.3%
Net income attributable to SNI	$184,608	$193,718	(4.7)%	$475,505	$317,561	49.7%

*NM designates the change is not meaningful

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Consolidated operating revenues increased $160.7 million, or 21.9 percent, for the three months ended June 30, 2016 compared with the same period in 2015, with growth in both advertising and distribution revenues. Advertising revenues grew $143.8 million, or 28.6 percent, while distribution revenues increased $8.2 million, or 3.8 percent, for the three months ended June 30, 2016 compared with the same period in 2015.

Advertising revenues for the three months ended June 30, 2016 increased over the same period in the prior year driven by the inclusion of TVN, strong pricing and improved ratings at U.S. Networks during the quarter. Advertising revenues are affected by the strength of advertising markets and general economic conditions and fluctuate based on the success of our programming, as measured by viewership, and seasonality. The amount of advertising revenue we earn is a function of pricing negotiated with advertisers, number of advertising spots sold and audience impressions delivered.

Distribution revenues for the three months ended June 30, 2016 improved over the same period in the prior year driven by the inclusion of TVN, negotiated contractual rate increases and revenues generated from new over-the-top and non-linear entrants, such as those providing streaming or on-demand services, partially offset by a one-time rate equalization due to the consolidation of certain distributor agreements. Distribution agreements with cable and satellite distributors and telecommunication service providers require distributors to pay us fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks.

Cost of services, which consists of program amortization and the costs associated with distributing our content, increased $91.9 million, or 47.1 percent, for the three months ended June 30, 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, increased $63.1 million, or 39.5 percent, for the three months ended June 30, 2016 compared with the same period in 2015, reflecting our continued investment in the improved quality and variety of programming on our networks as well as the inclusion of TVN. Cost of services also included $1.3 million of Reorganization costs during the three months ended June 30, 2016 and $0.9 million of costs related to the Restructuring Plan during the same period in 2015.

Selling, general and administrative, which primarily consists of employee costs, marketing and advertising expenses, administrative costs and costs of facilities, increased $12.6 million, or 7.1 percent, for the three months ended June 30, 2016 compared with the same period in 2015. The year-over-year increase was driven by the inclusion of TVN, $2.6 million of Reorganization costs and $0.8 million of TVN transaction and integration related expenses, partially offset by the timing of certain marketing programs as well as $4.4 million of costs related to the Restructuring Plan and $4.2 million of TVN transaction and integration related expenses incurred during the three months ended June 30, 2015.

Amortization of intangible assets reflects the expense associated with intangible assets primarily identified through business acquisitions. Amortization of intangible assets increased $14.0 million, or 120.4 percent, for the three months ended June 30, 2016 compared with the same period of 2015, primarily driven by the Acquisition.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest expense, net increased $16.3 million, or 97.1 percent, for the three months ended June 30, 2016 compared with the same period in the prior year, reflecting additional outstanding borrowings associated with the Financing obtained in the second quarter of 2015 for the Transactions as well as the assumed debt of TVN.

At June 30, 2015, we had the 2016 Notes, the 2019 Notes and the 2024 Notes outstanding. Additionally, we increased our borrowing activity in the second quarter of 2015 to generate funds necessary to complete the Transactions. The additional activity resulted in incremental debt as of June 30, 2016, including $1,500.0 million of Senior Notes issued in June 2015, comprised of the 2020 Notes, the 2022 Notes and the 2025 Notes, as well as the $250.0 million Term Loan. We also assumed debt as part of the Acquisition, including the 2020 TVN Notes that remain outstanding (See Note 10 – Debt). Interest expense, net also includes interest income of $1.3 million and $1.4 million primarily related to the UKTV note for the three months ended June 30, 2016 and 2015, respectively.

Equity in earnings of affiliates, which represents the proportionate share of net income or loss from each of our equity method investments, decreased $5.6 million, or 20.4 percent, for the three months ended June 30, 2016 compared with the same period in 2015, primarily driven by the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016. Included in equity in earnings of affiliates, representing a significant component of the balance, is our 50.0 percent proportionate share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces the equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $13.1 million and $12.9 million proportionate share of UKTV’s results for the three months ended June 30, 2016 and June 30, 2015, respectively, which were reduced by amortization of $3.4 million and $4.2 million for the three months ended June 30, 2016 and June 30, 2015, respectively.

Loss (gain) on sale of investments totaled $16.4 million for the three months ended June 30, 2016 due to the sale of a cost method investment.

Miscellaneous, net increased by $8.5 million, or 64.3 percent, primarily driven by an increase of $10.4 million in foreign currency losses during the three months ended June 30, 2016 compared with the same period in 2015.

Our effective income tax rate was 29.6 percent for the second quarter of 2016 compared with 32.8 percent for the second quarter of 2015. The favorable variance in the year-over-year tax rate was primarily driven by an overall decrease in the foreign losses for which tax benefits were not recognized for the three months ended June 30, 2016, as well as the impact of certain non-deductible expenses related to the Transactions in 2015.

Six months Ended June 30, 2016 Compared to the Six months Ended June 30, 2015

Consolidated operating revenues increased $319.3 million, or 23.0 percent, for the six months ended June 30, 2016 compared with the same period in 2015, with growth in both advertising and distribution revenues. Advertising revenues grew $280.3 million, or 29.9 percent, while distribution revenues increased $27.3 million, or 6.4 percent, for the six months ended June 30, 2016 compared with the same period in 2015.

Advertising revenues for the six months ended June 30, 2016 increased over the same period in the prior year driven by the inclusion of TVN, strong pricing and improved ratings at U.S. Networks during the quarter.

Distribution revenues for the six months ended June 30, 2016 improved over the same period in the prior year driven by the inclusion of TVN, negotiated contractual rate increases and revenues generated from new over-the-top and non-linear entrants, such as those providing streaming or on-demand services, partially offset by a one-time rate equalization due to the consolidation of certain distributor agreements.

Cost of services increased $172.4 million, or 43.7 percent, for the six months ended June 30, 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, increased $119.3 million, or 37.0 percent, for the six months ended June 30, 2016 compared with the same period in 2015, reflecting our continued investment in the improved quality and variety of programming on our networks as well as the inclusion of TVN. Cost of services also included $3.0 million of Reorganization costs during the six months ended June 30, 2016 and $2.4 million of costs related to the Restructuring Plan during the same period in 2015.

Selling, general and administrative increased $9.3 million, or 2.4 percent, for the six months ended June 30, 2016 compared with the same period in 2015. The year-over-year increase was driven by the inclusion of TVN, $8.3 million of Reorganization costs and $2.1 million of TVN transaction and integration related expenses, partially offset by the timing of certain marketing programs as well as $14.4 million of TVN transaction and integration related expenses and $7.9 million of costs related to the Restructuring Plan incurred during the six months ended June 30, 2015.

Amortization of intangible assets increased $33.4 million, or 143.1 percent, for the six months ended June 30, 2016 compared with the same period of 2015, primarily driven by the Acquisition.

Interest expense, net increased $37.1 million, or 124.5 percent, for the six months ended June 30, 2016 compared with the same period in the prior year, reflecting additional outstanding borrowings associated with the Financing obtained in the second quarter of 2015 for the Transactions as well as the assumed debt of TVN.

At June 30, 2015, we had the 2016 Notes, the 2019 Notes and the 2024 Notes outstanding. Additionally, we increased our borrowing activity in the second quarter of 2015 to generate funds necessary to complete the Transactions. The additional activity resulted in incremental debt as of June 30, 2016, including $1,500.0 million of Senior Notes issued in June 2015, comprised of the 2020 Notes, the 2022 Notes and the 2025 Notes, as well as the $250.0 million Term Loan. We also assumed debt as part of the Acquisition, including the 2020 TVN Notes that remain outstanding (See Note 10 – Debt). Interest expense, net also includes interest income of $2.6 million and $2.8 million related to the UKTV note for the six months ended June 30, 2016 and 2015, respectively.

Equity in earnings of affiliates increased $1.2 million, or 2.5 percent, for the six months ended June 30, 2016 compared with the same period in 2015, primarily due to the inclusion of TVN’s equity investment results, partially offset by the exclusion of our share of Fox Sports South’s financial results for a portion of the six months ended June 30, 2016. Equity in earnings of affiliates includes our $24.0 million and $24.0 million proportionate share of UKTV’s results for the six months ended June 30, 2016 and June 30, 2015, respectively, which were reduced by amortization of $6.8 million and $8.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

(Loss) gain on sale of investments totaled $191.8 million for the six months ended June 30, 2016, with $208.2 million driven by the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016, partially offset by a $16.4 million loss incurred on the sale of a cost method investment in the second quarter of 2016.

Miscellaneous, net increased by $2.0 million, or 14.8 percent, primarily driven by a decrease of $3.9 million in foreign currency losses during the six months ended June 30, 2016 compared with the same period in 2015, partially offset by the release of a contingent liability during the six months ended June 30, 2015.

Our effective income tax rate was 31.0 percent for the six months ended June 30, 2016 compared with 31.7 percent for the same period of 2015. The year-over-year variance was primarily driven by an increase in the tax benefits resulting from differences in the U.S. statutory rate and that of foreign jurisdictions in 2016 as well as a decrease in the foreign losses for which tax benefits were not recognized for the six months ended June 30, 2016. These items were primarily offset by a reduction in the tax benefit attributable to income allocated to our non-controlling interests.

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

Total segment profit is the aggregate of the segment profit for each of our two reportable segments. Total segment profit is a non-GAAP financial measure and is not intended to replace operating income, the most directly comparable GAAP financial measure.  Our management believes that total segment profit is a useful measure of the operating profitability of our business since the measure allows for an evaluation of the performance of our segments without regard to the effect of interest, depreciation and amortization and certain other items. For this reason, operating performance measures, such as total segment profit, are used by analysts and investors in our industry. Total segment profit is not a measure of consolidated operating results under U.S. GAAP and should not be considered superior to, as a substitute for or as an alternative to, operating income or any other measure of consolidated operating results under U.S. GAAP.

Items excluded from segment profit generally result from decisions made in prior periods or by corporate executives rather than the managers of the segments. Depreciation and amortization charges are a result of decisions made in prior periods regarding the allocation of resources and are, therefore, excluded from segment profit. Also excluded from segment profit are financing, tax structuring and divestiture decisions, which are generally made by corporate executives. Excluding these items from the performance measures of our segments enables management to evaluate operating performance based on current economic conditions and decisions made by segment managers in the current period.

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Segment operating revenues:
U.S. Networks	$752,321	$715,100	5.2%	$1,454,516	$1,354,004	7.4%
International Networks	147,044	22,088	565.7%	268,382	46,153	481.5%
Corporate and Other	(6,594)	(5,086)	29.7%	(13,249)	(9,805)	35.1%
Total operating revenues	$892,771	$732,102	21.9%	$1,709,649	$1,390,352	23.0%
Cost of services, excluding depreciation and amortization	286,999	195,087	47.1%	566,666	394,234	43.7%
Selling, general and administrative	191,133	178,498	7.1%	389,954	380,685	2.4%
Total segment profit	414,639	358,517	15.7%	753,029	615,433	22.4%
Depreciation	16,089	14,798	8.7%	33,628	31,693	6.1%
Amortization	25,654	11,640	120.4%	56,716	23,335	143.1%
Loss (gain) on disposal of property and equipment	-	44	(100.0)%	(242)	2,560	(109.5)%
Operating income	372,896	332,035	12.3%	662,927	557,845	18.8%
Interest expense, net	(33,175)	(16,835)	97.1%	(66,920)	(29,802)	124.5%
Equity in earnings of affiliates	21,712	27,290	(20.4)%	47,390	46,235	2.5%
Gain on derivatives	8,267	37,198	(77.8)%	11,033	43,131	(74.4)%
Gain on sale of investment	(16,373)	-	NM	191,824	-	NM
Miscellaneous, net	(21,672)	(13,194)	64.3%	(15,606)	(13,596)	14.8%
Income from operations before income taxes	$331,655	$366,494	(9.5)%	$830,648	$603,813	37.6%
Segment profit (loss):
U.S. Networks	$401,139	$397,332	1.0%	$760,636	$697,836	9.0%
International Networks	37,369	(10,495)	(456.1)%	47,158	(16,374)	(388.0)%
Corporate and Other	(23,869)	(28,320)	(15.7)%	(54,765)	(66,029)	(17.1)%
Total segment profit	414,639	358,517	15.7%	753,029	615,433	22.4%

* NM designates the change is not meaningful

U.S. Networks

U.S. Networks includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and mobile businesses serving home, food, travel and other lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Networks Lifestyle Studios. We own 100.0 percent of each network, with the exception of Food Network and Cooking Channel, of which we own 68.7 percent. Each of our networks is distributed by cable and satellite distributors, telecommunication service providers and certain non-linear providers, such as those providing streaming or on-demand services. U.S. Networks earns revenue primarily from the sale of advertising time and from distribution fees paid by distributors of our content. U.S. Networks also earns revenue from licensing of content to third parties and of brands for consumer products.

Programming expenses, employee costs and marketing and advertising expenses are the primary operating costs of U.S. Networks.

U.S. Networks’ Results of Operations

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Segment operating revenues:
Advertising	$540,979	$496,879	8.9%	$1,028,264	$925,430	11.1%
Distribution	196,073	203,444	(3.6)%	398,169	401,271	(0.8)%
Other	15,269	14,777	3.3%	28,083	27,303	2.9%
Segment operating revenues	752,321	715,100	5.2%	1,454,516	1,354,004	7.4%
Segment operating expenses:
Cost of services, excluding depreciation and amortization	211,040	179,050	17.9%	414,399	363,289	14.1%
Selling, general and administrative	140,142	138,718	1.0%	279,481	292,879	(4.6)%
Segment profit	$401,139	$397,332	1.0%	$760,636	$697,836	9.0%
Depreciation	12,716	12,848	(1.0)%	26,869	27,560	(2.5)%
Amortization	10,022	10,021	0.0%	20,043	19,961	0.4%
Loss (gain) on disposal of property and equipment	-	34	(100.0)%	42	3,581	(98.8)%
Segment operating income	$378,401	$374,429	1.1%	$713,682	$646,734	10.4%

Supplemental segment information:
Equity in earnings of affiliates	$9,014	$14,486	(37.8)%	$16,746	$24,507	(31.7)%
Program amortization	$185,780	$155,139	19.8%	$364,856	$314,190	16.1%
Program payments	$193,503	$157,430	22.9%	$390,258	$353,116	10.5%
Capital expenditures	$8,567	$8,582	(0.2)%	$17,238	$16,251	6.1%

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

U.S. Networks generated operating revenues of approximately $752.3 million and $715.1 million for the three months ended June 30, 2016 and June 30, 2015, respectively, representing 84.3 percent and 97.7 percent of consolidated operating revenues in the respective periods and a $37.2 million, or 5.2 percent, increase year-over-year. Despite the 5.2 percent growth in U.S. Networks’ operating revenues during the three months ended June 30, 2016 compared with the same period in 2015, the U.S. Networks’ contribution of operating revenues to consolidated operating revenues decreased on a percentage basis, primarily driven by the inclusion of TVN, thereby increasing International Networks’ contribution of operating revenues to consolidated operating revenues.

The year-over-year increase in U.S. Networks’ operating revenues included a $44.1 million, or 8.9 percent, growth in advertising revenues, primarily driven by positive pricing, reflecting strength in the advertising market for our lifestyle brands, coupled with ratings growth at the majority of our networks. Advertising revenues represented 71.9 percent and 69.5 percent of total operating revenues for U.S. Networks for the three months ended June 30, 2016 and 2015, respectively.

Advertising revenue growth was partially offset by a $7.4 million, or 3.6 percent, decrease in distribution revenues, primarily driven by a one-time rate equalization due to the consolidation of certain distribution agreements, partially offset by negotiated contractual rate increases and revenues generated from new over-the-top and non-linear entrants, such as those providing streaming or on-demand services.

Cost of services increased $32.0 million, or 17.9 percent, for the three months ended June 30, 2016 compared with the same period in 2015, reflecting our continued investment in the improved quality and variety of programming on our networks. Program amortization represented 52.9 percent and 48.8 percent of U.S. Networks’ operating expenses for the three months ended June 30, 2016 and June 30, 2015, respectively. Cost of services also included $1.3 million of Reorganization costs during the three months ended June 30, 2016 and $0.9 million of costs related to the Restructuring Plan during the same period in 2015.

Selling, general and administrative increased $1.4 million, or 1.0 percent, for the three months ended June 30, 2016 compared with the respective period in 2015. Included in selling, general and administrative in the second quarter of 2016 were $2.4 million of Reorganization costs, partially offset by the timing of certain marketing programs, while $2.2 million of costs related to the Restructuring Plan were incurred in the second quarter of 2015.

Six months Ended June 30, 2016 Compared to the Six months Ended June 30, 2015

U.S. Networks generated operating revenues of approximately $1,454.5 million and $1,354.0 million for the six months ended June 30, 2016 and June 30, 2015, respectively, representing 85.1 percent and 97.4 percent of consolidated operating revenues in the respective periods and a $100.5 million, or 7.4 percent, increase year-over-year. Despite the 7.4 percent growth in U.S. Networks’ operating revenues during the six months ended June 30, 2016 compared with the same period in 2015, the U.S. Networks’ contribution of operating revenues to consolidated operating revenues decreased on a percentage basis, primarily driven by the inclusion of TVN, thereby increasing International Networks’ contribution of operating revenues to consolidated operating revenues.

The year-over-year increase in U.S. Networks’ operating revenues included a $102.8 million, or 11.1 percent, growth in advertising revenues, primarily driven by positive pricing, reflecting strength in the advertising market for our lifestyle brands, coupled with ratings growth at the majority of our networks. Advertising revenues represented 70.7 percent and 68.3 percent of total operating revenues for U.S. Networks for the six months ended June 30, 2016 and 2015, respectively.

Advertising revenue growth was partially offset by a $3.1 million, or 0.8 percent, decrease in distribution revenues, primarily driven by a one-time rate equalization due to the consolidation of certain distribution agreements, partially offset by negotiated contractual rate increases and revenues generated from new over-the-top and non-linear entrants, such as those providing streaming or on-demand services.

Cost of services increased $51.1 million, or 14.1 percent, for the six months ended June 30, 2016 compared with the same period in 2015, reflecting our continued investment in the improved quality and variety of programming on our networks. Program amortization represented 52.6 percent and 47.9 percent of U.S. Networks’ operating expenses for the six months ended June 30, 2016 and June 30, 2015, respectively. Cost of services also included $3.0 million of Reorganization costs during the six months ended June 30, 2016 and $2.4 million of costs related to the Restructuring Plan during the same period in 2015.

Selling, general and administrative decreased $13.4 million, or 4.6 percent, for the six months ended June 30, 2016 compared with the respective period in 2015, primarily driven by the timing of certain marketing programs and $4.0 million of costs related to the Restructuring Plan incurred during the six months ended June 30, 2015, partially offset by $4.5 million of Reorganization costs incurred during the six months ended June 30, 2016.

U.S. Networks’ Supplemental Information

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Operating revenues by network:
HGTV	$282,753	$271,784	4.0%	$554,468	$509,085	8.9%
Food Network	240,902	228,069	5.6%	470,200	445,367	5.6%
Travel Channel	85,884	81,729	5.1%	166,651	157,646	5.7%
DIY Network	46,996	47,984	(2.1)%	88,509	86,374	2.5%
Cooking Channel	36,823	35,102	4.9%	69,792	65,725	6.2%
Great American Country	8,234	8,111	1.5%	15,520	15,465	0.4%
Digital Businesses	40,916	34,336	19.2%	69,888	58,710	19.0%
Other	9,943	9,220	7.8%	20,103	17,372	15.7%
Intrasegment eliminations	(130)	(1,235)	(89.5)%	(615)	(1,740)	(64.7)%
Total segment operating revenues	$752,321	$715,100	5.2%	$1,454,516	$1,354,004	7.4%

International Networks

International Networks includes TVN, which operates a portfolio of free-to-air and pay-TV lifestyle and entertainment networks, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat. Also included in TVN is TVN Media, an advertising sales house. Additionally, International Networks includes the lifestyle-oriented networks available in the UK, EMEA, APAC,  Latin America and the Caribbean.

We currently distribute HGTV, DIY, Food Network, AFC, Cooking Channel, Fine Living and Travel Channel brands, as well as the TVN network portfolio, in more than 175 countries and territories around the world. Our networks are broadcast in 29 languages via 36 unique channel feeds reaching approximately 300 million cumulative subscribers. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters around the world.

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

International Networks’ Results of Operations

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	$ Change	2016	2015	$ Change
Segment operating revenues:
Advertising	$105,669	$6,012	$99,657	$190,239	$12,729	$177,510
Distribution	27,378	11,773	15,605	53,350	22,954	30,396
Other	13,997	4,303	9,694	24,793	10,470	14,323
Segment operating revenues	147,044	22,088	124,956	268,382	46,153	222,229
Segment operating expenses:
Cost of services, excluding depreciation and amortization	80,666	18,734	61,932	161,724	36,089	125,635
Selling, general and administrative	29,009	13,849	15,160	59,500	26,438	33,062
Segment profit (loss)	$37,369	$(10,495)	$47,864	$47,158	$(16,374)	$63,532
Depreciation	3,114	949	2,165	6,239	2,078	4,161
Amortization	15,632	1,619	14,013	36,673	3,374	33,299
Loss (gain) on disposal of property and equipment	-	9	(9)	(284)	9	(293)
Segment operating income (loss)	$18,623	$(13,072)	$31,695	$4,530	$(21,835)	$26,365

Supplemental segment information:
Equity in earnings of affiliates	$12,698	$12,804	$(106)	$30,644	$21,728	$8,916
Program amortization	$41,335	$7,111	$34,224	$85,721	$13,082	$72,639
Program payments	$37,875	$38,656	$(781)	$86,874	$43,522	$43,352
Capital expenditures	$4,385	$496	$3,889	$7,059	$776	$6,283

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

International Networks generated operating revenues of approximately $147.0 million and $22.1 million for the three months ended June 30, 2016 and June 30, 2015, respectively, representing 16.5 percent and 3.0 percent of consolidated operating revenues in the respective periods and a $125.0 million increase year-over-year, primarily driven by the inclusion of TVN. The increase in International Networks’ contribution of operating revenues to consolidated operating revenues on a percentage basis for the three months ended June 30, 2016 compared with the same period in 2015 is primarily driven by the inclusion of TVN, thereby increasing International Networks’ contribution of operating revenues to consolidated operating revenues.

The year-over-year increase in International Networks’ operating revenues included a $99.7 million increase in advertising revenues, primarily driven by the inclusion of TVN and positive pricing. Advertising revenues represented 71.9 percent and 27.2 percent of total operating revenues for International Networks for the three months ended June 30, 2016 and 2015, respectively.

Advertising revenue growth was supplemented by a $15.6 million increase in distribution revenues, also primarily driven by the inclusion of TVN.

Cost of services increased $61.9 million for the three months ended June 30, 2016 compared with the respective period in 2015, primarily due to the inclusion of TVN. Program amortization represented 37.7 percent and 21.8 percent of International Networks’ operating expenses for the three months ended June 30, 2016 and June 30, 2015, respectively.

Selling, general and administrative increased $15.2 million for the three months ended June 30, 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN.

Amortization of intangible assets increased $14.0 million for the three months ended June 30, 2016 compared with the same period of 2015, primarily driven by the Acquisition.

Equity in earnings of affiliates decreased $0.1 million for the three months ended June 30, 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN’s equity investment results.

Six months Ended June 30, 2016 Compared to the Six months Ended June 30, 2015

International Networks generated operating revenues of approximately $268.4 million and $46.2 million for the six months ended June 30, 2016 and June 30, 2015, respectively, representing 15.7 percent and 3.3 percent of consolidated operating revenues in the respective periods and a $222.2 million increase year-over-year, primarily driven by the inclusion of TVN. The increase in International Networks’ contribution of operating revenues to consolidated operating revenues on a percentage basis for the six months ended June 30, 2016 compared with the same period in 2015 is primarily driven by the inclusion of TVN, thereby increasing International Networks’ contribution of operating revenues to consolidated operating revenues.

The year-over-year increase in International Networks’ operating revenues included a $177.5 million increase in advertising revenues, primarily driven by the inclusion of TVN and positive pricing. Advertising revenues represented 70.9 percent and 27.6 percent of total operating revenues for International Networks for the six months ended June 30, 2016 and 2015, respectively.

Advertising revenue growth was supplemented by a $30.4 million increase in distribution fees, also primarily driven by the inclusion of TVN.

Cost of services increased $125.6 million for the six months ended June 30, 2016 compared with the respective period in 2015, primarily due to the inclusion of TVN. Program amortization represented 38.7 percent and 20.9 percent of International Networks’ operating expenses for the six months ended June 30, 2016 and June 30, 2015, respectively.

Selling, general and administrative increased $33.1 million for the six months ended June 30, 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN.

Amortization of intangible assets increased $33.3 million for the six months ended June 30, 2016 compared with the same period in 2015, primarily driven by the inclusion of TVN in 2016.

Equity in earnings of affiliates increased $8.9 million for the six months ended June 30, 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN’s equity investment results.

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

The Corporate and Other loss includes $0.2 million of Reorganization costs during the three months ended June 30, 2016 and $3.7 million of TVN transaction and integration related expenses and $2.2 million of expenses related to the Restructuring Plan during the three months ended June 30, 2015.

The Corporate and Other loss includes $3.7 million of Reorganization costs and $2.1 million of TVN transaction and integration related expenses during the six months ended June 30, 2016 and $13.9 million of TVN transaction and integration related expenses and $3.9 million of expenses related to the Restructuring Plan during the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our Amended Revolving Credit Facility and access to capital markets. Advertising provided approximately 71.3 percent of total operating revenues for the year-to-date period, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $185.9 million at June 30, 2016 and $223.4 million at December 31, 2015. Our Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings, with the option to increase up to $1,150.0 million, and expires in March 2020, with the exception of $32.5 million, which expires in March 2019. There were no borrowings outstanding under the Amended Revolving Credit Facility at June 30, 2016. In the fourth quarter of 2014, we issued $1,000.0 million aggregate principal amount of Senior Notes whose funds were primarily used to repay the $885.0 million Senior Notes that matured in January 2015. In the second quarter of 2015, we issued $1,500.0 million aggregate principal amount of Senior Notes, whose net proceeds were primarily used to fund the Transactions, and also entered into the $250.0 million Term Loan agreement.

We were in compliance with all financial covenants as of June 30, 2016.

Our cash flow year-to-date has primarily been used to fund acquisitions and investments, develop new businesses, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2016 will provide sufficient liquidity to fund our normal operations, including repayment of the 2016 Notes.

Cash Flows

Cash and cash equivalents decreased $37.5 million for the six months ended June 30, 2016 and increased $262.7 million June 30, 2015, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Cash provided by operating activities totaled $449.8 million and $385.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

Net income totaled $573.3 million for the six months ended June 30, 2016 and $412.2 million for the six months ended June 30, 2015. Contributing to the increase in net income were increased revenues and reduced marketing expenses, partially offset by a $119.3 million increase in program amortization.

Program payments exceeded program amortization by $35.5 million for the six months ended June 30, 2016 and $74.4 million for the six months ended June 30, 2015, reducing cash provided by operating activities for these periods. Cash provided by operating activities is also impacted by payments and refunds for income taxes and payments for interest. During the six months ended June 30, 2016, we made income tax payments of $202.6 million and paid interest of $52.1 million. During the six months ended June 30, 2015, we made income tax payments of $113.9 million and paid interest of $41.1 million.

Investing Activities

Cash provided by investing activities totaled $190.6 million for the six months ended June 30, 2016, and cash used by investing activities totaled $683.9 million for the six months ended June 30, 2015. Capital expenditures totaled $24.3 million and $18.5 million for the six months ended June 30, 2016 and June 30, 2015, respectively. During the six months ended June 30, 2016 we received $225.0 million of cash from the sale of our 7.3 percent equity interest in Fox Sports South. During the six months ended June 30, 2015, we placed $652.4 million of cash in escrow to fund the Acquisition. Additionally, during the six months ended June 30, 2015, we received $63.0 million of settlements of derivatives, which were partially offset by a cash outflow of $16.0 million for the premium paid for a call option on Euros to fund the Acquisition.

Financing Activities

Cash used in financing activities totaled $671.3 million for the six months ended June 30, 2016, and cash provided by financing activities totaled $563.9 million for the six months ended June 30, 2015.

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

The Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings and expires in March 2020, with the exception of $32.5 million which expires March 2019. During the six months ended June 30, 2016, we did not borrow any additional funds, but made repayments totaling $390.0 million under the Amended Revolving Credit Facility, resulting in no borrowings outstanding under the Amended Revolving Credit Facility at June 30, 2016. During the six months ended June 30 2015, we borrowed $1,015.0 million under the Facility and made repayments of $815.0 million.

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

We have share Repurchase Programs authorized by the Board that permit us to acquire the Company’s Class A Common Shares. During the six months ended June 30, 2016, we did not repurchase any shares. During the six months ended June 30, 2015, we repurchased 4.0 million shares for $288.5 million, including 3.0 million shares repurchased for $216.8 million from Scripps family members. As of June 30, 2016, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. All shares repurchased under the Repurchase Programs are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2016, the Board approved an increase in the quarterly dividend rate to $0.25 per share from $0.23 per share. Total dividend payments to holders of our Class A Common Shares and Common Voting Shares were $64.7 million and $59.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends are not guaranteed and are subject to our earnings, financial condition and capital requirements.

A non-controlling owner held a 35.0 percent residual interest in the Travel Channel as of December 31, 2015. On February 25, 2016, we acquired the residual interest for cash consideration of $99.0 million.

Pursuant to the terms of the Food Network Partnership agreement, the Partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interest partner were $125.6 million and $129.1 million for the six months ended June 30, 2016 and June 30, 2015, respectively. We did not have any cash distributions to Travel Channel’s non-controlling interest holder during the six months ended June 30, 2016 and had $6.7 million for the six months ended June 30, 2015, respectively. We expect cash distributions to non-controlling interest owners to approximate $165.0 million in 2016.

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

We are subject to interest rate risk associated with our Amended Revolving Credit Facility as borrowings bear interest at LIBOR plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on these borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $1,500.0 million aggregate principal amount of Senior Notes in June 2015, $1,000.0 million aggregate principal amount of Senior Notes in November 2014 and $500.0 million aggregate principal amount of Senior Notes in December 2011. We also have the TVN 2020 Notes outstanding. A 100 basis point increase in the interest rate would decrease the fair value of the aggregate principal amount of our total combined Senior Notes by approximately $153.6 million, whereas a 100 basis point decrease in the interest rate would increase the fair value of the aggregate principal amount of our total combined Senior Notes by approximately $134.6 million.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of June 30, 2016		As of December 31, 2015
(in thousands)	Cost	Fair Value	Cost	Fair Value
Financial instruments subject to interest rate risk:
Amended Revolving Credit Facility	$-	$-	$389,170	$389,170
Term Loan	249,863	249,863	249,129	249,129
2.70% Senior Notes due 2016	499,624	503,765	499,174	504,415
2.75% Senior Notes due 2019	496,302	511,150	495,750	494,290
TVN 7.38% Senior Notes due 2020	402,273	404,554	399,986	408,110
2.80% Senior Notes due 2020	594,524	609,858	593,796	585,558
3.50% Senior Notes due 2022	395,703	414,124	395,309	388,348
3.90% Senior Notes due 2024	493,593	526,595	493,210	480,490
3.95% Senior Notes due 2025	495,056	527,685	494,748	478,475
Total debt	$3,626,938	$3,747,594	$4,010,272	$3,977,985

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) was evaluated as of June 30, 2016. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective as of June 30, 2016.

There were no changes to the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making our assessment of changes in internal control over financial reporting, we excluded TVN, as we are currently assessing TVN’s control environment. TVN’s operating revenues for the three and six months ended June 30, 2016 were $120.1 million and $217.9 million, respectively, representing approximately 13.5 percent and 12.7 percent, respectively, of our consolidated operating revenues for the three and six months ended June 30, 2016. TVN’s assets totaled $2,562.1 million, representing approximately 39.3 percent of our consolidated assets at June 30, 2016.

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

As of June 30, 2016, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/16 - 4/30/16	-	$-	-	$1,512,536,943
5/1/16 - 5/31/16	-	-	-	1,512,536,943
6/1/16 - 6/30/16	-	-	-	1,512,536,943
Total	-	$-	-	$1,512,536,943

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index of Exhibits to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: August 9, 2016	BY:	/s/ Lori A. Hickok
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