Form 10-Q
period 2016-09-30
Scripps Networks Interactive, Inc.
filed 2016-11-07
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2016 there were 95,257,365 of the Registrant’s Class A Common Shares outstanding and 33,850,481 of the Registrant’s Common Voting Shares outstanding.

INDEX

SCRIPPS NETWORKS INTERACTIVE, INC.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data and par value amounts)

	As of
	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$329,573	$223,444
Accounts receivable, net of allowances: 2016 - $20,625; 2015 - $12,569	777,794	816,679
Programs and program licenses	617,970	588,999
Prepaid expenses and other current assets	74,749	98,759
Total current assets	1,800,086	1,727,881
Programs and program licenses (less current portion)	517,196	522,899
Investments	746,066	807,630
Property and equipment, net of accumulated depreciation: 2016 - $343,525; 2015 - $299,153	286,392	293,230
Goodwill	1,806,720	1,804,748
Intangible assets, net	1,190,996	1,262,664
Deferred income taxes	148,692	91,954
Other non-current assets	151,626	161,308
Total Assets	$6,647,774	$6,672,314
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,092	$35,308
Accrued liabilities	161,145	159,969
Employee compensation and benefits	91,749	115,266
Program rights payable	67,430	68,892
Deferred revenue	102,733	96,040
Current portion of debt	749,747	499,174
Total current liabilities	1,200,896	974,649
Debt (less current portion)	2,832,971	3,511,098
Other non-current liabilities	279,760	250,391
Total liabilities	4,313,627	4,736,138
Redeemable non-controlling interests (Note 14)	4,500	99,000
Equity:
SNI shareholders’ equity:
Preferred stock, $0.01 par - authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $0.01 par:
Class A Common Shares - authorized: 240,000,000 shares; issued and outstanding: 2016 - 95,257,360 shares; 2015 - 94,838,600 shares	952	948
Common Voting Shares - authorized: 60,000,000 shares; issued and outstanding: 2016 - 33,850,481 shares; 2015 - 33,850,481 shares	339	339
Total common stock	1,291	1,287
Additional paid-in capital	1,378,168	1,347,491
Retained earnings	826,795	305,386
Accumulated other comprehensive loss	(178,573)	(130,233)
SNI shareholders’ equity	2,027,681	1,523,931
Non-controlling interest (Note 14)	301,966	313,245
Total equity	2,329,647	1,837,176
Total Liabilities and Equity	$6,647,774	$6,672,314

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating revenues:
Advertising	$556,425	$527,855	$1,774,928	$1,466,014
Distribution	221,702	224,941	673,216	649,166
Other	24,958	23,326	64,590	51,294
Total operating revenues	803,085	776,122	2,512,734	2,166,474
Operating expenses:
Cost of services, excluding depreciation and amortization	298,207	270,150	864,873	664,384
Selling, general and administrative	200,820	193,645	590,774	574,330
Depreciation	20,241	18,359	53,869	50,052
Amortization	25,771	22,932	82,487	46,267
Loss (gain) on disposal of property and equipment	129	40	(113)	2,600
Total operating expenses	545,168	505,126	1,591,890	1,337,633
Operating income	257,917	270,996	920,844	828,841
Interest expense, net	(32,609)	(50,439)	(99,529)	(80,182)
Equity in earnings of affiliates	8,473	23,392	55,863	69,627
Gain on derivatives	2,827	4,037	13,860	47,168
Gain on sale of investments	-	-	191,824	-
Miscellaneous, net	21,276	(9,543)	5,670	(23,198)
Income from operations before income taxes	257,884	238,443	1,088,532	842,256
Provision for income taxes	76,043	75,110	333,393	266,685
Net income	181,841	163,333	755,139	575,571
Less: net income attributable to non-controlling interests	(35,844)	(38,774)	(133,637)	(133,451)
Net income attributable to SNI	$145,997	$124,559	$621,502	$442,120

Net income attributable to SNI common shareholders per share of common stock:
Basic	$1.13	$0.96	$4.80	$3.41
Diluted	$1.12	$0.96	$4.78	$3.39
Weighted average shares outstanding:
Basic	129,586	129,177	129,485	129,817
Diluted	130,124	129,704	130,022	130,434

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$181,841	$163,333	$755,139	$575,571
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax: 2016 - $92 and ($718); 2015 - $1,345 and $862	30,983	(6,728)	(50,248)	(4,312)
Pension Plan and SERP liability adjustments, net of tax: 2016 - ($432) and ($1,192); 2015 - ($333) and ($1,315)	756	750	2,088	2,142
Comprehensive income	213,580	157,355	706,979	573,401
Less: comprehensive income attributable to non-controlling interests	(35,822)	(41,904)	(133,817)	(136,122)
Comprehensive income attributable to SNI	$177,758	$115,451	$573,162	$437,279

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2016	2015
Operating Activities:
Net income	$755,139	$575,571
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	53,869	50,052
Amortization	82,487	46,267
Program amortization	673,797	526,825
Program payments	(703,123)	(588,052)
Equity in earnings of affiliates	(55,863)	(69,627)
Share-based compensation	29,352	29,443
Gain on derivatives	(13,860)	(47,168)
Gain on sale of investments	(191,824)	—
Dividends received from equity investments	52,090	68,278
Deferred income taxes	(44,656)	(43,261)
Changes in working capital accounts (excluding the effects of acquisition):
Accounts receivable, net	36,974	(45,450)
Other assets	(9,043)	11,231
Accounts payable	(6,808)	5,154
Deferred revenue	6,851	39,743
Accrued / refundable income taxes	72,354	93,748
Other liabilities	(9,854)	(15,157)
Other, net	(5,214)	20,301
Cash provided by operating activities	722,668	657,898
Investing Activities:
Additions to property and equipment	(47,909)	(32,091)
Collections of note receivable	3,134	3,498
Purchases of investments	(10,211)	(32,584)
Sale of investments	226,484	—
Purchase of subsidiary companies, net of cash acquired	(450)	(539,309)
Investment in intangible	(11,634)	—
Foreign currency call option premium	—	(16,000)
Settlement of derivatives	14,474	63,305
Other, net	(8,228)	(36,336)
Cash provided by (used in) investing activities	165,660	(589,517)
Financing Activities:
Proceeds from debt	—	3,050,764
Repayments of debt	(390,000)	(1,944,525)
Debt issuance costs	—	(14,491)
Extinguishment of debt	(52,864)	(404,294)
Purchase of non-controlling interests	(99,000)	(853,853)
Dividends paid to non-controlling interests	(143,557)	(154,948)
Dividends paid	(97,092)	(89,144)
Repurchases of Class A Common Shares	—	(288,502)
Proceeds from stock options	6,900	8,073
Other, net	(4,783)	356
Cash used in financing activities	(780,396)	(690,564)
Effect of exchange rate changes on cash and cash equivalents	(1,803)	(8,629)
Increase (decrease) in cash and cash equivalents	106,129	(630,812)
Cash and cash equivalents - beginning of period	223,444	878,164
Cash and cash equivalents - end of period	$329,573	$247,352
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$54,090	$68,311
Income taxes paid	$309,536	$258,270

See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interests (Temporary Equity)
Balance as of December 31, 2014	$1,321	$1,359,023	$79,994	$(57,891)	$302,140	$1,684,587	$96,251
Comprehensive income			442,120	(4,841)	131,080	568,359	5,042
Redeemable non-controlling interest fair value adjustments			(1,081)			(1,081)	1,081
Addition to non-controlling interests					858,530	858,530	700
Purchase of non-controlling interest		7,956			(861,809)	(853,853)
Dividends paid to non-controlling interests					(145,052)	(145,052)	(9,896)
Dividends declared and paid: $0.69 per share			(89,144)			(89,144)
Repurchases of Class A Common Shares: 3,986,275 shares	(40)	(43,677)	(244,785)			(288,502)
Share-based compensation		29,443				29,443
Exercise of employee share options: 176,859 shares issued	2	8,071				8,073
Other share-based compensation, net: 399,025 shares issued; 130,684 shares repurchased	3	(7,144)				(7,141)
Tax impact of compensation plans		622				622
Balance as of September 30, 2015	$1,286	$1,354,294	$187,104	$(62,732)	$284,889	$1,764,841	$93,178
Balance as of December 31, 2015	$1,287	$1,347,491	$305,386	$(130,233)	$313,245	$1,837,176	$99,000
Comprehensive income			621,502	(48,340)	132,252	705,414	1,565
Redeemable non-controlling interest fair value adjustments			(2,935)			(2,935)	2,935
Addition to non-controlling interest					26	26
Purchase of non-controlling interest						-	(99,000)
Dividends paid to non-controlling interests					(143,557)	(143,557)
Dividends declared and paid: $0.75 per share			(97,092)			(97,092)
Share-based compensation		29,352				29,352
Exercise of employee share options: 184,541 shares issued	2	6,898				6,900
Other share-based compensation, net: 352,240 shares issued; 118,021 shares repurchased	2	(5,278)				(5,276)
Tax impact of compensation plans		(361)				(361)
Impact of ASC 718 implementation		66	(66)			-
Balance as of September 30, 2016	$1,291	$1,378,168	$826,795	$(178,573)	$301,966	$2,329,647	$4,500

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

Description of Business

SNI operates in the media industry and has interests in domestic and international television networks and internet-based media properties.

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

International Networks includes TVN S.A. (“TVN”), which operates a portfolio of free-to-air and pay-TV lifestyle and entertainment networks in Poland, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat. Also included in TVN is TVN Media, an advertising sales house. Additionally, International Networks includes the lifestyle-oriented networks available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”), Latin America and the Caribbean. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle channel platform in the UK.

Basis of Presentation

The condensed consolidated financial statements include the accounts of SNI and its majority-owned or controlled subsidiaries. Investments in business entities in which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These unaudited condensed consolidated financial statements and the related notes hereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Unaudited Interim Financial Statements

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates, judgements and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results and outcomes may differ materially from management’s estimates and assumptions.

Interim results are not necessarily indicative of the results that may be expected for any future interim periods or for a full year.

Reclassifications

During the second quarter of 2016, the Company adopted new guidance related to the accounting for employee share-based payments. This change resulted in a reclassification in 2016 of $0.1 million of the cumulative effect from 2015 and 2014 of forfeited share-based payments from retained earnings to additional paid-in capital on our condensed consolidated balance sheets and our condensed consolidated statements of shareholders’ equity.

2.	Accounting Standards Updates

Issued and Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to share-based compensation, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including forfeitures, accounting for income taxes and statutory withholding requirements. Additionally, this guidance provides clarity around presentation of items within the statements of cash flows. We adopted this guidance in the second quarter of 2016. This implementation did not have a material effect on our condensed consolidated financial statements and related disclosures.

Issued and Not Yet Adopted

In October 2016, the FASB issued new accounting guidance related to variable interest entities, Interests Held Through Related Parties Under Common Control, which amends the consolidation guidance applied to indirect interests in the entity held through related parties under common control with the reporting entity when determining whether it is the primary beneficiary of a variable interest entity. The guidance is effective for us on January 1, 2017, and early adoption is permitted. We are currently reviewing the guidance to determine any impact that its application may have on our condensed consolidated financial statements and related disclosures. We expect this assessment to be completed by the fourth quarter of 2016.

In August 2016, the FASB issued new accounting guidance related to statements of cash flows, Classification of Certain Cash Receipts and Cash Payments, which is intended to clarify existing guidance on classification issues and reduce potential diversity in practice. The guidance identifies cash flow situations whereby there has been diversity in application and provides specific guidance as to the treatment. The guidance requires retrospective application and is effective for us on January 1, 2018, and early adoption is permitted. We are currently reviewing the guidance to determine any impact that its application may have on our condensed consolidated financial statements and related disclosures. We expect this assessment to be completed by the fourth quarter of 2016.

In March 2016, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations within the new revenue recognition guidance by clarifying the indicators. This guidance updates the revenue recognition guidance issued in May 2014, Revenue from Contracts with Customers. In May 2014, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in GAAP. The guidance is effective for us on January 1, 2018, and early adoption is permitted. We are performing an assessment of the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures. We expect this assessment to be completed by mid-2017.

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

In February 2016, the FASB issued new accounting guidance related to leases, Leases, which requires the recognition of an asset and liability arising from leasing arrangements for leases extending beyond an initial period of twelve months. The guidance will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for us on January 1, 2019, and early adoption is permitted. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures. We expect this assessment to be completed by mid-2017.

In January 2016, the FASB issued new accounting guidance related to financial assets and liabilities, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments not accounted for under the equity method to be measured at fair value with changes recognized in net income. Additionally, the guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairments, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when an entity has elected to measure the liability at fair value, requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset either on the balance sheet or in the accompanying notes and clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance will reduce diversity in current practice. The guidance is effective for us on January 1, 2018, and early adoption is not permitted. We have evaluated the guidance and do not expect it to have a material impact on our condensed consolidated financial statements and related disclosures

3.Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding, including participating securities outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. We include all unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in our basic and diluted EPS number of shares outstanding.

The following table presents information about basic and diluted weighted average shares outstanding:

	Three months ended		Nine months ended
	September 30,		September 30,
( in thousands )	2016	2015	2016	2015
Basic weighted average shares outstanding	129,586	129,177	129,485	129,817
Effect of dilutive securities:
Unvested share units and shares held by employees	216	210	223	182
Stock options held by employees and directors	322	317	314	435
Diluted weighted average shares outstanding	130,124	129,704	130,022	130,434
Anti-dilutive share awards	879	1,193	1,157	752

For the three and nine months ended September 30, 2016 and September 30, 2015, the anti-dilutive share-based awards were not included in the computation of diluted weighted average shares outstanding.

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

We incurred transaction and integration related expenses of $12.0 million and $8.4 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $14.1 million and $22.8 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, associated with the Acquisition. These transaction and integration expenses are included within selling, general and administrative in our condensed consolidated statements of operations and reduced our net income attributable to SNI by $9.6 million and $5.2 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $10.9 million and $14.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the Acquisition Date.

(in thousands)
Balance Sheet Classification	Fair Value as of July 1, 2015
Cash consideration transferred	$652,365
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired:
Cash and cash equivalents	105,714
Restricted cash	7,342
Accounts receivable	110,387
Other current assets	21,592
Investments	354,719
Property and equipment	92,133
Programs and program licenses	79,211
Intangible assets	760,636
Liabilities assumed:
Accounts payable	(28,941)
Accrued liabilities	(64,767)
Employee compensation and benefits	(27,896)
Program rights payable (current portion)	(19,395)
Deferred revenue	(2,132)
Deferred income taxes	(23,651)
Program rights payable (less current portion)	(3,492)
2018 TVN Notes	(128,577)
2020 TVN Notes	(528,205)
2021 PIK Notes	(409,549)
Term Loan	(18,178)
Other non-current liabilities	(5,624)
Non-controlling interest	(858,530)
Goodwill	1,239,568
Net assets acquired	$652,365

The following table represents the fair value of identifiable intangible assets and their assumed estimated useful lives.

(in thousands) Intangible Asset Category	Type	Weighted Average Life in Years	Fair Value as of July 1, 2015
Copyrights and other tradenames	Amortizable	23	$333,912
Broadcast licenses	Amortizable	25	128,017
Advertiser lists	Amortizable	7	106,681
Customer lists	Amortizable	15	26,670
Acquired network distribution rights and other	Amortizable	20	165,356
			$760,636

As a result of the Acquisition, we recognized goodwill of $1,239.6 million. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date, and the excess was allocated to goodwill as shown in the Balance Sheet Classification table above.  Goodwill represents the value we expect to achieve through the Acquisition and is recorded in the International Networks segment. The fair value of this goodwill is not deductible for U.S. income tax purposes.

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

(in thousands)	Three months ended	Nine months ended
Pro Forma Results (unaudited)	September 30, 2015	September 30, 2015
Pro forma revenues	$776,122	$2,384,591
Pro forma net income attributable to SNI	$124,559	$419,920
Pro forma net income attributable to SNI shareholders per share of common stock:
Basic	$0.96	$3.23
Diluted	$0.96	$3.22
Weighted average shares outstanding:
Basic	129,177	129,817
Diluted	129,704	130,434

We did not recognize any contingent consideration arising from the Transactions.

On June 16, 2016 we acquired a new network distribution right in Italy for €10.4 million, or approximately $11.6 million. The new distribution right was recorded as an intangible asset with a 4 year straight-line amortizable life. The acquisition of this asset is reflected as an investing activity within our condensed consolidated statements of cash flows.

5.	Employee Termination Programs

Restructuring Plan

During the fourth quarter of 2014, we provided qualified employees with voluntary early retirement packages and notified employees of the elimination of certain positions within the Company (the “Restructuring Plan”). We also announced that we would be closing our Cincinnati office location in late 2015 and relocating certain positions to our Knoxville headquarters. Our operating results do not reflect any impact for the three months ended September 30, 2016 and include $3.3 million of expense for severance, retention, benefits, relocation costs and accelerated depreciation incurred as a result of the Restructuring Plan for the three months ended September 30, 2015. As a result, net income attributable to SNI was not impacted for the three months ended September 30, 2016 and was reduced by $2.1 million for the three months ended September 30, 2015. Our operating results include a gain of $0.3 million and an expense of $14.5 million for severance, retention benefits, relocation costs and accelerated depreciation incurred as a result of the Restructuring Plan for the nine months ended September 30, 2016 and September 30, 2015, respectively. As a result, net income attributable to SNI was increased by $0.2 million and reduced by $9.0 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The Restructuring Plan was substantially completed as of December 31, 2015.

A rollforward of the liability related to the Restructuring charges by segment is as follows:

	Nine months ended September 30, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2015	$605	$-	$5,314	$5,919
Net accruals	5	-	(315)	(310)
Payments	(610)	-	(4,315)	(4,925)
Non-cash (a)	-	-	333	333
Liability as of September 30, 2016	$-	$-	$1,017	$1,017

	Nine months ended September 30, 2015
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2014	$12,041	$-	$2,031	$14,072
Net accruals	6,117	-	8,302	14,419
Payments	(13,774)	-	(3,479)	(17,253)
Non-cash (a)	-	-	(1,419)	(1,419)
Liability as of September 30, 2015	$4,384	$-	$5,435	$9,819

(a) Primarily represents the reclassification of current period charges for accelerated depreciation, pension payments made from the pension plan and share-based compensation.

Reorganization

During the fourth quarter of 2015, we committed to undertaking activities intended to streamline and integrate the management of our domestic networks, creating a cohesive and holistic organization (the “Reorganization”). As part of the Reorganization, we announced we would be relocating certain employees during 2016. Our operating results include $1.5 million and $0.8 million of expense for severance, retention, benefits and relocation costs incurred as a result of the Reorganization for the three months ended September 30, 2016 and September 30, 2015, respectively. As a result, net income attributable to SNI was reduced by $0.9 million and $0.5 million for the three months ended September 30, 2016 and September 30, 2015, respectively. Our operating results include $12.7 million and $0.8 million of expense for severance, retention, benefits and relocation costs incurred as a result of the Reorganization for the nine months ended September 30, 2016 and September 30, 2015, respectively. As a result, net income attributable to SNI was reduced by $7.9 million and $0.5 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. We anticipate that the Reorganization will be completed by the end of 2016.

A rollforward of the liability related to the Reorganization charges by segment is as follows:

	Nine months ended September 30, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2015	$3,258	$-	$8	$3,266
Net accruals	8,759	-	3,951	12,710
Payments	(10,229)	-	(2,828)	(13,057)
Non-cash (b)	(516)	-	(1,131)	(1,647)
Liability as of September 30, 2016	$1,272	$-	$-	$1,272

(b) Primarily represents the reclassification of current period charges for share-based compensation.

The liability for both the Restructuring Plan and Reorganization is included within accrued liabilities on our condensed consolidated balance sheets.

6.	Fair Value Measurement

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of three categories described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•

Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly. Quoted prices for similar instruments in active markets or model driven valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

There have been no transfers of assets or liabilities between the fair value measurement classifications during the periods presented.

Recurring Measurements

	As of September 30, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,439	$5,439	$-	$-
Foreign currency derivative	-	-	$-	-
Total assets measured at fair value on a recurring basis	$5,439	$5,439	$-	$-

Temporary equity - Redeemable non-controlling interests	$4,500	$-	$-	$4,500

	As of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$80,944	$80,944	$-	$-
Foreign currency derivative	615	-	615	-
Total assets measured at fair value on a recurring basis	$81,559	$80,944	$615	$-

Temporary equity - Redeemable non-controlling interests	$99,000	$-	$-	$99,000

Foreign currency derivatives include free-standing foreign currency forward contracts which are marked to market at each reporting period. We classify our foreign currency forward contracts as Level 2, as the valuation inputs are based on quoted prices and market observable data of similar instruments.

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

Other Financial Instruments

The carrying values of our financial instruments do not materially differ from their estimated fair values as of September 30, 2016 and December 31, 2015, except for debt, which is disclosed in Note 10 – Debt, and redeemable non-controlling interests, which is disclosed in Note 14 – Redeemable Non-controlling Interests and Non-controlling Interest.

Non-Recurring Measurements

The majority of the Company’s non-financial instruments, which include goodwill, other intangible assets and property and equipment, are not required to be carried at fair value on a recurring basis; however, if certain triggering events occur, or at least annually for goodwill, such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of cost or fair value.

7.	Investments

Investments consisted of the following:

	As of
(in thousands)	September 30, 2016	December 31, 2015
Equity method investments	$687,911	$741,823
Cost method investments	58,155	65,807
Total investments	$746,066	$807,630

Investments accounted for using the equity method include the following:

	As of
	September 30, 2016	December 31, 2015
UKTV	50.0%	50.0%
HGTV Magazine JV	50.0%	50.0%
Food Network Magazine JV	50.0%	50.0%
Everytap	40.0%	40.0%
HGTV Canada	33.0%	33.0%
nC+	32.0%	32.0%
Food Canada	29.0%	29.0%
Onet	25.0%	25.0%
Fox-BRV Southern Sports Holdings	-	7.3%

UKTV

UKTV receives financing through a loan provided by us. The loan, totaling $98.7 million and $112.1 million as of September 30, 2016 and December 31, 2015, respectively, is reported within other non-current assets on our condensed consolidated balance sheets and effectively acts as a revolving credit facility for UKTV. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business; however, our partner, BBC Worldwide Limited, maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. As of September 30, 2016 and December 31, 2015, the Company’s investment in UKTV was $307.5 million and $353.4 million, respectively.

A portion of the purchase price from our 50.0 percent investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces the equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $5.8 million and $11.3 million proportionate share of UKTV’s results for the three months ended September 30, 2016 and September 30, 2015, respectively, which were reduced by amortization of $3.2 million and $4.3 million for the three months ended September 30, 2016 and September 30, 2015, respectively. Equity in earnings of affiliates includes our $29.8 million and $35.3 million proportionate share of UKTV’s results for the nine months ended September 30, 2016 and September 30, 2015, respectively, which were reduced by amortization of $10.0 million and $12.7 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The table below summarizes estimated amortization that we expect to reduce the Company’s equity in UKTV’s earnings for future periods:

( in thousands )	Estimated Amortization*
Remainder of 2016	$2,912
2017	$11,745
2018	$11,840
2019	$11,936
2020	$12,031
Thereafter	$87,774
* The functional currency of UKTV is the Great British Pound ("GBP"), so these amounts are subject to change as the GBP to USD exchange rate fluctuates.

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

( in thousands )	Estimated Amortization*
Remainder of 2016	$868
2017	$3,970
2018	$3,970
2019	$3,970
2020	$3,970
Thereafter	$26,738
* The functional currency of nC+ is the Polish Zloty ("PLN"), so these amounts are subject to change as the PLN to USD exchange rate fluctuates.

Fox-BRV Southern Sports Holdings

On February 24, 2016, the Company sold its 7.3 percent equity interest in Fox-BRV Southern Sports Holdings (“Fox Sports South”) to the controlling interest holder for a sale price of $225.0 million upon the exercise of the Company’s put right. The sale of this ownership interest resulted in a gain of $208.2 million for the nine months ended September 30, 2016, which is recorded in gain on sale of investments in our condensed consolidated statements of operations and as both a gain on sale of investments within operating activities and as a cash inflow from sale of investments within investing activities in our condensed consolidated statements of cash flows. Further, the gain on sale resulted in tax expense of approximately $73.6 million for the nine months ended September 30, 2016.

On June 12, 2016, an investment in which the Company accounted for using the cost method was sold. The proceeds from the sale totaled $1.5 million and resulted in a $16.4 million loss recognized for the nine months ended September 30, 2016, which is recorded in gain on sale of investments in our condensed consolidated statements of operations and as both a gain on sale of investments within operating activities and as a cash inflow from sale of investments within investing activities in our condensed consolidated statements of cash flows.

During the third quarter of 2016, the Company, through TVN, notified the controlling interest holder of Onet that it is exercising its rights under the put option of its agreement. Discussions are currently ongoing regarding the value of the Company’s interest and the associated timing of finalization. The Company expects this process to result in resolution and execution by the end of 2016.

During the third quarter 2016, the Company invested $5.0 million in Pluto TV, which has been accounted for as a cost method investment. Additionally, the Company invested another $4.7 million in Refinery29 earlier in 2016.

8.	Goodwill and Intangible Assets

Activity related to goodwill by business segment consisted of the following:

(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Goodwill
Balance as of December 31, 2015	$510,484	$1,294,264	$-	$1,804,748
Purchase price allocation adjustment during the measurement period	-	(19,879)	-	(19,879)
Additions - business acquisitions		450		450
Foreign currency translation adjustment	-	21,401	-	21,401
Balance as of September 30, 2016	$510,484	$1,296,236	$-	$1,806,720

Intangible assets consisted of the following:

	As of September 30, 2016
( in thousands ) Intangible assets	Gross	Accumulated Amortization	Net
Acquired network distribution rights	$751,148	$(226,716)	$524,432
Customer and advertiser lists	224,472	(95,288)	129,184
Copyrights and other tradenames	392,456	(58,514)	333,942
Broadcast licenses	125,124	(7,061)	118,063
Acquired rights and other	119,878	(34,503)	85,375
Total	$1,613,078	$(422,082)	$1,190,996

	As of December 31, 2015
( in thousands ) Intangible assets	Gross	Accumulated Amortization	Net
Acquired network distribution rights	$744,962	$(195,678)	$549,284
Customer and advertiser lists	223,726	(81,892)	141,834
Copyrights and other tradenames	390,111	(30,875)	359,236
Broadcast licenses	124,030	(2,524)	121,506
Acquired rights and other	120,267	(29,463)	90,804
Total	$1,603,096	$(340,432)	$1,262,664

Amortization expense associated with intangible assets for each of the next five years is expected to be as follows:

( in thousands )	Estimated Amortization *
Remainder of 2016	$21,751
2017	$102,359
2018	$100,849
2019	$99,340
2020	$88,883
Thereafter	$777,814

* The functional currency of certain foreign subsidiaries differs from the USD, so these amounts are subject to change as exchange rates fluctuate.

9.	Accrued Liabilities

The following table outlines the details within other accrued liabilities:

	As of
(in thousands)	September 30, 2016	December 31, 2015
Rent	$19,061	$21,736
Advertising rebates	12,759	20,808
Marketing and advertising	16,905	11,437
Interest	38,838	8,400
Income taxes payable	2,621	2,029
Other accrued expenses	70,961	95,559
Total accrued liabilities	$161,145	$159,969

10.	Debt

Debt consisted of the following:

		As of September 30, 2016
(in thousands)	Maturity	Gross	Debt Issuance Costs	Net Carrying Amount
Amended Revolving Credit Facility	2019 - 2020	$-	$-	$-
Term Loan	2017	250,000	(103)	249,897
2.70% Senior Notes	2016	499,980	(130)	499,850
2.75% Senior Notes	2019	498,891	(2,312)	496,579
TVN 7.38% Senior Notes	2020	356,654	-	356,654
2.80% Senior Notes	2020	598,500	(3,626)	594,874
3.50% Senior Notes	2022	398,996	(3,112)	395,884
3.90% Senior Notes	2024	497,018	(3,233)	493,785
3.95% Senior Notes	2025	499,177	(3,982)	495,195
Total debt		3,599,216	(16,498)	3,582,718
Current portion of debt		(749,980)	233	(749,747)
Debt (less current portion)		$2,849,236	$(16,265)	$2,832,971
Fair value of debt *				$3,705,571

		As of December 31, 2015
(in thousands)	Maturity	Gross	Debt Issuance Costs	Net Carrying Amount
Amended Revolving Credit Facility	2019 - 2020	$390,000	$(830)	$389,170
Term Loan	2017	250,000	(871)	249,129
2.70% Senior Notes	2016	499,888	(714)	499,174
2.75% Senior Notes	2019	498,625	(2,875)	495,750
TVN 7.38% Senior Notes	2020	399,986	-	399,986
2.80% Senior Notes	2020	598,193	(4,397)	593,796
3.50% Senior Notes	2022	398,864	(3,555)	395,309
3.90% Senior Notes	2024	496,743	(3,533)	493,210
3.95% Senior Notes	2025	499,106	(4,358)	494,748
Total debt		4,031,405	(21,133)	4,010,272
Current portion of debt		(499,888)	714	(499,174)
Debt (less current portion)		$3,531,517	$(20,419)	$3,511,098
Fair value of debt *				$3,977,985

*The fair value of the Senior Notes was estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

Revolving Credit Facility

In March 2014, we entered into a five-year revolving credit facility (the “Facility”) that permitted $650.0 million in aggregate borrowings with an expiration date of March 2019. In May 2015, we entered into the Amended Revolving Credit Facility (the “Amended Revolving Credit Facility”) to amend the Facility. The Amended Revolving Credit Facility provides $250.0 million additional revolving loan capacity, which increased permitted borrowings up to an aggregate principal amount of $900.0 million and may be increased to $1,150.0 million at our option. Additionally, the Amended Revolving Credit Facility extended the maturity date of the Facility to March 2020, with the exception of $32.5 million, which remains scheduled to mature in March 2019.

Borrowings under the Amended Revolving Credit Facility incur interest charges based on the Company’s credit rating, with drawn amounts incurring interest at LIBOR plus a range of 69 to 130 basis points, and a facility fee ranging from 6 to 20 basis points, also subject to the Company’s credit ratings.

The Company had no outstanding borrowings during the quarter or as of September 30, 2016. Outstanding letters of credit totaled $0.8 million under the Amended Revolving Credit Facility at September 30, 2016. There were outstanding borrowings of $389.2 million and outstanding letters of credit of $1.1 million under the Amended Revolving Credit Facility at December 31, 2015.

Term Loan

In June 2015, we entered into a $250.0 million senior unsecured Term Loan (the “Term Loan”) agreement.  The Term Loan has a maturity date in June 2017, with outstanding borrowings incurring interest at LIBOR plus a range of 62.5 to 137.5 basis points, subject to the Company’s credit ratings. The weighted average interest rate on the Term Loan was 1.57% for the three months ended September 30, 2016. The Term Loan is classified within current portion of debt on our condensed consolidated balance sheets.

Senior Notes

Our $500.0 million aggregate principal amount of 2.70% Senior Notes mature in December 2016 (the “2016 Notes”). Interest is paid on the 2016 Notes on June 15 and December 15 of each year. The balance outstanding on the 2016 Notes is classified within current portion of debt on our condensed consolidated balance sheets.

On September 20, 2016, TVN Finance Corporation III AB (“TVN Finance Corp.”), an indirect, wholly-owned subsidiary of the Company, executed a third partial pre-payment of the 2020 TVN Notes totaling €45.1 million, comprised of principal of €43.0 million, accrued but unpaid interest of €0.8 million and premium of €1.3 million.

Debt Issuance Costs

Amounts capitalized and included as a reduction against debt on our condensed consolidated balance sheets included $16.3 million, net of current portion, of debt issuance costs as of September 30, 2016 and $20.4 million, net of current portion, as of December 31, 2015. Debt issuance costs related to the Amended Revolving Credit Facility of $1.2 million are included within other non-current assets on our condensed consolidated balance sheets. We amortized $1.6 million and $10.0 million of debt issuance and debt discount costs for the three months ended September 30, 2016 and September 30, 2015, respectively, net within interest expense in our condensed consolidated statements of operations. We amortized $5.2 million and $11.9 million of debt issuance and debt discount costs for the nine months ended September 30, 2016 and September 30, 2015, respectively, within interest expense, net in our condensed consolidated statements of operations.

Debt Covenants

The Amended Revolving Credit Facility, the Term Loan, all of our Senior Notes and the 2020 TVN Notes include certain affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

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

In 2009, the Pension Plan was amended whereby no additional service benefits will be earned by participants after December 31, 2009. The amount of eligible compensation that is used to calculate a plan participant’s pension benefit will continue to include any compensation earned by the employee through December 31, 2019, after which time all plan participants will have a frozen pension benefit.

The components of the Pension Plan and SERP expense consisted of the following:

	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
(in thousands)	2016	2015	2016	2015
Interest cost	$771	$732	$380	$428
Expected return on plan assets, net of expenses	(980)	(949)	-	-
Amortization of net loss	571	568	617	589
Special termination benefits	-	(70)	-	(218)
Settlement charges	1,249	(730)	820	1,041
Total	$1,611	$(449)	$1,817	$1,840

	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Interest cost	$2,323	$2,196	$1,246	$1,098
Expected return on plan assets, net of expenses	(2,624)	(2,847)	-	-
Amortization of net loss	1,631	1,704	1,649	1,797
Special termination benefits	-	761	-	75
Settlement charges	1,249	1,228	820	1,041
Total	$2,579	$3,042	$3,715	$4,011

In the fourth quarter of 2014, we announced the Restructuring Plan, providing each affected employee the benefit of an additional three years of credited service related to the applicable Pension Plan and SERP for which they qualify (see Note 5 – Employee Termination Programs). The special termination benefits charge represents the cost of providing these additional benefits to the employees retiring under the terms of the Restructuring Plan.

We did not make any contributions to fund the Pension Plan during the three months ended September 30, 2016 or September 30, 2015. We made a contribution of $10.0 million to fund the Pension Plan during the nine months ended September 30, 2016 and did not make any contributions during the nine months ended September 30, 2015.

We made $2.9 million and $1.7 million in SERP benefit payments for the three months ended September 30, 2016 and September 30, 2015, respectively, and $4.6 million and $2.5 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. We anticipate an additional $1.0 million in SERP benefit payments during the remainder of 2016.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan (“Deferred Compensation Plan”) that is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their annual compensation. The Deferred Compensation Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We use corporate-owned life insurance contracts held in a rabbi trust to support the plan. We had investments within this rabbi trust valued at $45.0 million, including $28.2 million of cash surrender value of Company-owned life insurance contracts and $16.8 million held in mutual funds, at September 30, 2016. We had investments within this rabbi trust valued at $42.8 million, including $27.0 million of cash surrender value of Company-owned life insurance contracts and $15.8 million held in mutual funds, at December 31, 2015. These mutual funds are valued using Level 1 and Level 2 inputs. These instruments are included within other non-current assets on our condensed consolidated balance sheets. Gains or losses related to these insurance contracts are included within miscellaneous, net in our condensed consolidated statements of operations. The unsecured obligation to pay the deferred compensation, including deferred directors’ fees, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled $3.9 million and $3.6 million at September 30, 2016 and December 31, 2015, respectively, and is included within employee compensation and benefits on our condensed consolidated balance sheets, as well as $47.7 million and $42.0 million at September 30, 2016 and December 31, 2015, respectively, which is included within other non-current liabilities on our condensed consolidated balance sheets.

12.	Other Non-Current Liabilities

The following table outlines the details within other liabilities:

	As of
(in thousands)	September 30, 2016	December 31, 2015
Pension and post-employment benefits	$72,795	$73,683
Deferred compensation	47,724	41,992
Uncertain tax positions	135,217	101,908
Other	24,024	32,808
Other non-current liabilities	$279,760	$250,391

13.	Derivative Financial Instruments

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

The free-standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges. Changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in functional currency value of foreign currency denominated assets and liabilities. The gross notional amount of these contracts outstanding was zero and $118.6 million at September 30, 2016 and December 31, 2015, respectively. The cash flow settlements from these derivative contracts are primarily reported within investing activities in the condensed consolidated statements of cash flows.

We recognized $2.8 million and $4.1 million of net gains from these forward contracts for the three months ended September 30, 2016 and September 30, 2015, respectively, and $13.8 million and $47.2 million of net gains from these forward contracts for the nine months ended September 30, 2016 and September 30, 2015, respectively, included within gain on derivatives in the condensed consolidated statements of operations. Additionally, we have foreign exchange transaction gains of $19.3 million and $17.0 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and foreign exchange transaction gains of $4.9 million and losses of $35.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, which are included within miscellaneous, net in our condensed consolidated statements of operations.

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

In September 2016 we reached an agreement with the owner of the non-controlling interest in Food Network Latin America (“FNLA”) to purchase their interest in the entity for $4.5 million.  This transaction is expected to be completed in the fourth quarter of 2016.

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing Level 3 inputs:

	As of
(in thousands)	September 30, 2016	December 31, 2015
Redeemable non-controlling interests beginning period balance	$99,000	$96,251
Net income (loss)	1,565	(2,760)
Fair value adjustments	2,935	17,794
Dividends paid to non-controlling interests	-	(12,985)
Additions to non-controlling interests	-	700
Purchase of non-controlling interest	(99,000)	-
Redeemable non-controlling interests ending period balance	$4,500	$99,000

The net income amounts reflected in the table above are reported within net income attributable to non-controlling interests in our condensed consolidated statements of operations.

Non-controlling Interest

The Food Network and Cooking Channel are operated and organized under the terms of a general partnership (the “Partnership”). The Company and a non-controlling owner hold interests in the Partnership. During the fourth quarter of 2016, the Partnership agreement was extended and specifies a dissolution date of December 31, 2020. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits the Company, as holder of 80.0 percent of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

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

Incentive Plans

The Scripps Networks Interactive, Inc. 2015 Long-Term Incentive Plan (the “2015 LTI Plan”) provides for long-term equity incentive compensation for key employees and members of the Company’s Board of Directors (the “Board”). The 2015 LTI Plan authorizes the grant of equity-based compensation to non-employee directors, officers and other key employees in the form of incentive or non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units (“RSUs”), performance shares, performance-based restricted stock units (“PBRSUs”) and other share-based awards and dividend equivalents. The Company has reserved 8.0 million Class A Common Shares for issuance under the 2015 LTI Plan.

The 2015 LTI Plan will remain in effect until February 2025, unless terminated sooner by the Board. Termination will not affect outstanding grants and awards. The 2015 LTI Plan replaced the Scripps Networks Interactive, Inc. 2008 Long-Term Incentive Plan (the “Prior LTI Plan”), and no further awards will be made under the Prior LTI Plan; however, awards granted under the Prior LTI Plan remain outstanding in accordance with their terms.

We satisfy stock option exercises and vested stock awards with newly-issued shares. Shares available for future share compensation grants totaled 6.7 million at September 30, 2016.

During the nine months ended September 30, 2016, the Company granted 0.6 million stock options and 0.6 million RSUs, including PBRSUs under the 2015 LTI Plan. During the nine months ended September 30, 2015, the Company granted 0.4 million stock options and 0.3 million RSUs, including PBRSUs. The number of shares ultimately issued for PBRSUs will depend upon performance compared to specified metrics. The fair values for stock options are estimated on the grant date using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

Share-based compensation was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Stock options	$486	$493	$6,820	$6,939
RSUs and PBRSUs	4,188	4,690	22,532	22,638
Total share-based compensation	$4,674	$5,183	$29,352	$29,577

Unrecognized share-based compensation expense was as follows as of September 30, 2016:

(in thousands)	Amount	Weighted-Average Period
Stock options	$2,307	2.5 years
RSUs and PBRSUs	29,720	2.2 years
Total unrecognized share-based compensation	$32,027

Share Repurchase Programs

We have share repurchase programs (“Repurchase Programs”) authorized by the Board that permit us to acquire the Company’s Class A Common Shares. We did not repurchase any shares during the three months ended September 30, 2016 and September 30, 2015, respectively, and we did not repurchase any shares for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we repurchased 4.0 million shares for approximately $288.5 million, including 3.0 million shares repurchased for approximately $216.8 million from Scripps family members.

As of September 30, 2016, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. All shares repurchased under the Repurchase Programs are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

16.	Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following:

	Three months ended September 30, 2016			Three months ended September 30, 2015
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive Income (Loss)
Beginning period balance	$(179,672)	$(30,662)	$(210,334)	$(22,247)	$(31,377)	$(53,624)
Other comprehensive income (loss) before reclassifications	31,005	—	31,005	(9,858)	—	(9,858)
Amounts reclassified from AOCI	—	756	756	—	750	750
Net current-period other comprehensive income (loss)	31,005	756	31,761	(9,858)	750	(9,108)
Ending period balance	$(148,667)	$(29,906)	$(178,573)	$(32,105)	$(30,627)	$(62,732)

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive Income (Loss)
Beginning period balance	$(98,239)	$(31,994)	$(130,233)	$(25,122)	$(32,769)	$(57,891)
Other comprehensive income (loss) before reclassifications	(50,428)	—	(50,428)	(6,983)	—	(6,983)
Amounts reclassified from AOCI	—	2,088	2,088	—	2,142	2,142
Net current-period other comprehensive income (loss)	(50,428)	2,088	(48,340)	(6,983)	2,142	(4,841)
Ending period balance	$(148,667)	$(29,906)	$(178,573)	$(32,105)	$(30,627)	$(62,732)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for Pension Plan and SERP liability adjustments relate to the amortization of actuarial losses. These amounts are included within selling, general and administrative in our condensed consolidated statements of operations and totaled $1.2  million and $1.1 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $3.2 million and $3.5 million for the nine months ended September 30, 2016 and September 30, 2015, respectively (see Note 11 - Employee Benefit Plans).

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

International Networks includes the TVN lifestyle-oriented networks as well as those available in the UK, EMEA, APAC and Latin America. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle channel platform in the UK.

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

Intersegment revenue eliminations are included in Corporate and Other and totaled $6.4 million and $3.5 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $19.5 million and $13.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

Information regarding our segments is as follows:

	Three months ended September 30, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$477,501	$78,924	$—	$556,425
Distribution	194,276	27,421	5	221,702
Other	14,486	16,902	(6,430)	24,958
Total operating revenues	686,263	123,247	(6,425)	803,085
Cost of services, excluding depreciation and amortization	223,836	79,303	(4,932)	298,207
Selling, general and administrative	136,418	40,115	24,287	200,820
Segment Profit	326,009	3,829	(25,780)	304,058
Depreciation	16,894	3,090	257	20,241
Amortization	10,098	15,673	—	25,771
Loss (gain) on disposal of property and equipment	209	(80)	—	129
Total operating income (loss)	$298,808	$(14,854)	$(26,037)	$257,917

Equity in earnings of affiliates	$4,202	$4,271	$—	$8,473
Additions to property and equipment:	$16,777	$6,835	$—	$23,612

	Three months ended September 30, 2015
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$447,788	$80,067	$—	$527,855
Distribution	199,228	25,713	—	224,941
Other	13,846	12,939	(3,459)	23,326
Total operating revenues	660,862	118,719	(3,459)	776,122
Cost of services, excluding depreciation and amortization	197,416	75,529	(2,795)	270,150
Selling, general and administrative	133,165	32,294	28,186	193,645
Segment Profit	330,281	10,896	(28,850)	312,327
Depreciation	13,417	4,011	931	18,359
Amortization	10,098	12,834	—	22,932
Loss (gain) on disposal of property and equipment	28	13	(1)	40
Total operating income (loss)	$306,738	$(5,962)	$(29,780)	$270,996

Equity in earnings of affiliates	$10,862	$12,530	$—	$23,392
Additions to property and equipment:	$9,522	$3,735	$356	$13,613

	Nine months ended September 30, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$1,505,765	$269,163	$—	$1,774,928
Distribution	592,445	80,771	—	673,216
Other	42,569	41,695	(19,674)	64,590
Total operating revenues	2,140,779	391,629	(19,674)	2,512,734
Cost of services, excluding depreciation and amortization	638,235	241,027	(14,389)	864,873
Selling, general and administrative	415,899	99,615	75,260	590,774
Segment Profit	1,086,645	50,987	(80,545)	1,057,087
Depreciation	43,763	9,329	777	53,869
Amortization	30,141	52,346	—	82,487
Loss (gain) on disposal of property and equipment	251	(364)	—	(113)
Total operating income (loss)	$1,012,490	$(10,324)	$(81,322)	$920,844

Equity in earnings of affiliates	$20,948	$34,915	$—	$55,863
Additions to property and equipment:	$34,015	$13,894	$—	$47,909

	Nine months ended September 30, 2015
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$1,373,218	$92,796	$—	$1,466,014
Distribution	600,499	48,667	—	649,166
Other	41,149	23,409	(13,264)	51,294
Total operating revenues	2,014,866	164,872	(13,264)	2,166,474
Cost of services, excluding depreciation and amortization	560,705	111,618	(7,939)	664,384
Selling, general and administrative	426,044	58,732	89,554	574,330
Segment Profit	1,028,117	(5,478)	(94,879)	927,760
Depreciation	40,977	6,089	2,986	50,052
Amortization	30,059	16,208	—	46,267
Loss (gain) on disposal of property and equipment	3,609	22	(1,031)	2,600
Total operating income (loss)	$953,472	$(27,797)	$(96,834)	$828,841

Equity in earnings of affiliates	$35,369	$34,258	$—	$69,627
Additions to property and equipment:	$25,773	$4,511	$1,807	$32,091

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Operating revenues by geographic location:
United States	$690,775	$667,016	$2,148,090	$2,026,902
Poland	94,945	92,744	312,798	$92,744
Other International	17,365	16,362	51,846	46,828
Total operating revenues	$803,085	$776,122	$2,512,734	$2,166,474

			As of
			September 30, 2016	December 31, 2015
Assets:
U.S. Networks			$2,838,264	$2,937,428
International Networks			3,161,467	3,276,989
Corporate and Other			648,043	457,897
Total assets			$6,647,774	$6,672,314
Long-lived assets by geographic location:
United States			$1,851,712	$1,903,918
Poland			2,385,232	2,406,842
Other International			462,052	541,719
Total long-lived assets			$4,698,996	$4,852,479

No single customer provides more than 10.0 percent of our revenues.

Assets held by our businesses and physically located outside of the United States totaled $3,093.4 million and $3,238.2 million at September 30, 2016 and December 31, 2015, respectively.

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

OVERVIEW

We are a global media company with respected high-profile brands and are a leading developer of lifestyle-oriented content providing primarily home, food and travel-related programming via multiple methods of distribution including television, the internet, digital platforms and licensing arrangements. The SNI portfolio of networks includes HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country within and outside the United States, and Fine Living, AFC and TVN’s portfolio of networks outside the United States. Our businesses engage audiences and efficiently serve advertisers by delivering entertaining and highly-useful content that focuses on specifically-defined topics of interest.

We seek to engage audiences that are highly-desirable to advertisers by producing entertaining and informative lifestyle content. We intend to expand and enhance our lifestyle brands by: creating popular new programming and content; extending distribution on various platforms, such as over-the-top services, mobile devices, on-demand services and online streaming; licensing of content to third parties and of brands for consumer products; and increasing our international footprint. We have a large library of content which we produced and own the rights to indefinitely, enabling us to exploit original content quickly and/or repackage content in an expedited and cost effective manner.

The Company has two reportable segments: U.S. Networks and International Networks.

The Company’s focus is on strengthening our linear networks and expanding reach, including in both digital and international. As part of our effort to expand in the digital market, we launched Scripps Networks Lifestyle Studio in the fourth quarter of 2015, which is included in U.S. Networks.

The growth of our international business, through acquisition and joint ventures as well as organically, has been, and continues to be, a strategic priority for the Company. In the second quarter of 2016, we launched HGTV as a free-to-air channel in New Zealand as a first of its kind offering in the region. During 2015, we completed the acquisition of TVN S.A., a Polish media company, which operates a portfolio of 13 free-to-air and pay-TV lifestyle and entertainment networks; launched Travel Channel as a 24/7 free-to-air channel in the UK; expanded distribution of Food Network across Latin America and HGTV in Asia-Pacific; launched Food Network in Australia in partnership with Special Broadcasting Service (“SBS”); and secured a large volume output deal with Nine in Australia to launch Food Network and HGTV-branded blocks on newly-launched 9LIFE, Australia’s first free-to-air lifestyle network.

Consolidated operating revenues increased $27.0 million, or 3.5 percent, while consolidated operating income decreased $13.1 million, or 4.8 percent, for the three months ended September 30, 2016 compared with the same period in 2015, driven by programming related expenses. Consolidated income from operations before income taxes increased $19.4 million, or 8.2 percent, for the three months ended September 30, 2016 compared with the same period in 2015, primarily driven by $19.3 million of foreign currency transaction gains in 2016 compared with $17.0 million of foreign currency transaction losses in the same period in 2015 and a reduction in interest expense as a result of less debt outstanding in 2016.

Consolidated operating revenues increased $346.3 million, or 16.0 percent, and consolidated operating income increased $92.0 million, or 11.1 percent, for the nine months ended September 30, 2016 compared with the same period in 2015, both driven primarily by the inclusion of TVN for the full nine month period in 2016 compared with only three months in 2015. Consolidated income from operations before income taxes increased $246.3 million, or 29.2 percent, for the nine months ended September 30, 2016 compared with the same period in 2015, primarily driven by a $208.2 million gain recognized on the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016, partially offset by a $16.4 million loss recognized on the sale of a cost investment in the second quarter of 2016. This $191.8 net increase was further offset by a reduction of $33.3 million in gain on derivatives for the nine months ended September 30, 2016, primarily as a result of exercising our call option on €584.0 million to fund the Acquisition last year and incremental debt service costs this year associated with the Financing obtained in the second quarter of 2015 for the Transactions, as well as the assumed debt of TVN.

Although the international business experienced growth, primarily through the acquisition of TVN as noted above, U.S. Networks continues to account for the majority of the Company’s performance. U.S. Networks generated operating revenues of $686.3 million, representing 85.5 percent of consolidated operating revenues, for the three months ended September 30, 2016 compared with $660.9 million, representing 85.1 percent of consolidated operating revenues, for the three months ended September 30, 2015. U.S. Networks generated operating revenues of $2,140.8 million, representing 85.2 percent of consolidated operating revenues, for the nine months ended September 30, 2016 compared with $2,014.9 million, representing 93.0 percent of consolidated operating revenues, for the nine months ended September 30, 2015. The reduced contribution of U.S. Networks’ operating revenues as a percentage of consolidated operating revenues for the nine months ended September 30, 2016 compared with the same period in 2015 was primarily driven by the acquisition of TVN in the third quarter of 2015.

International Networks generated operating revenues of $123.2 million, representing 15.3 percent of consolidated operating revenues, for the three months ended September 30, 2016 compared with $118.7 million, representing 15.3 percent of consolidated operating revenues, for the three months ended September 30, 2015. International Networks generated operating revenues of $391.6 million, representing 15.6 percent of consolidated operating revenues, for the nine months ended September 30, 2016 compared with $164.9 million, representing 7.6 percent of consolidated operating revenues, for the nine months ended September 30, 2015. The year-over-year increase of International Networks’ operating revenues as a percentage of consolidated operating revenues for the nine months ended September 30, 2016 compared with the same period in 2015 was primarily driven by the acquisition of TVN in the third quarter of 2015.

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

Note 2 to the Consolidated Financial Statements included in the 2015 Form 10-K describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for programs and program licenses, acquisitions, goodwill, finite-lived intangible assets, income taxes and revenue recognition to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K. We adopted one accounting standard during the nine months ended September 30, 2016 related to the accounting for share-based compensation (see Note 2 – Accounting Standards Updates).

RESULTS OF OPERATIONS

The competitive landscape in our business is affected by multiple media platforms competing for consumers and advertising dollars. We strive to create popular lifestyle-oriented programming that resonates with viewers across a variety of demographic groups by developing relatable content through strong brands that engage audiences.

Consolidated Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Three months ended September 30,
( in thousands)	2016	2015	$ Change	% Change
Operating revenues:
Advertising	$556,425	$527,855	$28,570	5.4%
Distribution	221,702	224,941	(3,239)	(1.4)%
Other	24,958	23,326	1,632	7.0%
Total operating revenues	803,085	776,122	26,963	3.5%
Operating expenses:
Cost of services, excluding depreciation and amortization	298,207	270,150	28,057	10.4%
Selling, general and administrative	200,820	193,645	7,175	3.7%
Depreciation	20,241	18,359	1,882	10.3%
Amortization	25,771	22,932	2,839	12.4%
Loss on disposal of property and equipment	129	40	89	222.5%
Total operating expenses	545,168	505,126	40,042	7.9%
Operating income	257,917	270,996	(13,079)	(4.8)%
Interest expense, net	(32,609)	(50,439)	(17,830)	(35.3)%
Equity in earnings of affiliates	8,473	23,392	(14,919)	(63.8)%
Gain on derivatives	2,827	4,037	(1,210)	(30.0)%
Gain on sale of investment	-	-	-	NM
Miscellaneous, net	21,276	(9,543)	30,819	322.9%
Income from operations before income taxes	257,884	238,443	19,441	8.2%
Provision for income taxes	76,043	75,110	933	1.2%
Net income	181,841	163,333	18,508	11.3%
Less: net income attributable to non-controlling interests	(35,844)	(38,774)	(2,930)	(7.6)%
Net income attributable to SNI	$145,997	$124,559	$21,438	17.2%

NM designates the change is not meaningful

Consolidated operating revenues increased $27.0 million, or 3.5 percent, for the three months ended September 30, 2016 compared with the same period in 2015, with growth in advertising revenues, partially offset by a slight decline in distribution revenues.

Advertising revenues increased $28.6 million, or 5.4 percent, for the three months ended September 30, 2016 compared with the respective period in 2015, driven by strong pricing and improved ratings at U.S. Networks during the quarter. Advertising revenues are affected by the strength of advertising markets and general economic conditions and fluctuate based on the success of our programming, as measured by viewership, and seasonality. The amount of advertising revenue we earn is a function of pricing negotiated with advertisers, number of advertising spots sold and audience impressions delivered.

Distribution revenues decreased $3.2 million, or 1.4 percent, for the three months ended September 30, 2016 compared with the respective period in 2015, driven by a rate equalization resulting from the consolidation of certain distributor agreements, partially offset by negotiated contractual rate increases and revenues generated from new over-the-top and non-linear entrants, such as those providing streaming or on-demand services. Distribution agreements with cable and satellite distributors and telecommunication service providers require distributors to pay us fees over the terms of the agreements in exchange for certain rights to distribute our content. The amount of revenue earned from our distribution agreements is dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks.

Cost of services, which consists of program amortization and the costs associated with distributing our content, increased $28.1 million, or 10.4 percent, for the three months ended September 30, 2016 compared with the same period in 2015, primarily driven by additional investments in programming. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, increased $27.6 million, or 13.5 percent, for the three months ended September 30, 2016 compared with the respective period in 2015, reflecting our continued investment in the improved quality and variety of programming on our networks. Cost of services also included $1.0 million of Reorganization costs incurred during the three months ended September 30, 2016.

Selling, general and administrative, which primarily consists of employee costs, marketing and advertising expenses, administrative costs and costs of facilities, increased $7.2 million, or 3.7 percent, for the three months ended September 30, 2016 compared with the same period in 2015. The year-over-year increase was driven by $12.0 million of TVN transaction and integration related expenses and $0.5 million of Reorganization costs incurred during the three months ended September 30, 2016, partially offset by $8.4 million of TVN and transaction and integration related expenses, $2.6 million of costs related to the Restructuring Plan and $0.8 million of Reorganization costs incurred during the three months ended September 30, 2015.

Amortization of intangible assets, which reflects the expense associated with intangible assets primarily identified through business acquisitions, increased $2.8 million, or 12.4 percent, for the three months ended September 30, 2016 compared with the same period in the prior year, primarily driven by the Acquisition.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest expense, net decreased $17.8 million, or 35.3 percent, for the three months ended September 30, 2016 compared with the same period in the prior year, driven by less debt outstanding at the end of the third quarter of 2016.

We increased our borrowing activity in the second quarter of 2015 to generate funds necessary to complete the Transactions. The additional activity resulted in the following debt as of September 30, 2016, including $1,500.0 million of Senior Notes issued in June 2015, comprised of the 2020 Notes, the 2022 Notes and the 2025 Notes, as well as the $250.0 million Term Loan. Also outstanding as of September 30, 2016 were the 2016 Notes, the 2019 Notes and the 2024 Notes. We also assumed debt as part of the Acquisition, including the 2020 TVN Notes for which a portion was repaid in 2015 and 2016, with the remainder outstanding (See Note 10 – Debt). Interest expense, net also includes interest income of $1.2 million and $1.3 million related to the UKTV note for the three months ended September 30, 2016 and 2015, respectively.

Equity in earnings of affiliates, which represents the proportionate share of net income or loss from each of our equity method investments, decreased $14.9 million, or 63.8 percent, for the three months ended September 30, 2016 compared with the same period in the prior year, primarily driven by the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016. Included in equity in earnings of affiliates, representing a significant component of the balance, is our 50.0 percent proportionate share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces the equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $5.8 million and $11.3 million proportionate share of UKTV’s results for the three months ended September 30, 2016 and September 30, 2015, respectively, which were reduced by amortization of $3.2 million and $4.3 million for the three months ended September 30, 2016 and September 30, 2015, respectively.

Miscellaneous, net represented a $21.3 million addition to operating income during the three months ended September 30, 2016 compared with a $9.5 million loss in the same period in the prior year, primarily driven by $19.3 million of foreign currency transaction gains for the three months ended September 30, 2016 compared with $17.0 million of foreign currency transaction losses in the same period in 2015.

Our effective income tax rate was 29.5 percent for the third quarter of 2016 compared with 31.5 percent for the same period in 2015. The favorable variance in the year-over-year tax rate was primarily driven by an increase in the tax benefits resulting from differences in the U.S. statutory rate and that of foreign jurisdictions, partially offset by an overall decrease in the tax benefits associated with equity earnings recognized for the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine months ended September 30,
( in thousands)	2016	2015	$ Change	% Change
Operating revenues:
Advertising	$1,774,928	$1,466,014	$308,914	21.1%
Distribution	673,216	649,166	24,050	3.7%
Other	64,590	51,294	13,296	25.9%
Total operating revenues	2,512,734	2,166,474	346,260	16.0%
Operating expenses:
Cost of services, excluding depreciation and amortization	864,873	664,384	200,489	30.2%
Selling, general and administrative	590,774	574,330	16,444	2.9%
Depreciation	53,869	50,052	3,817	7.6%
Amortization	82,487	46,267	36,220	78.3%
(Gain) loss on disposal of property and equipment	(113)	2,600	(2,713)	(104.3)%
Total operating expenses	1,591,890	1,337,633	254,257	19.0%
Operating income	920,844	828,841	92,003	11.1%
Interest expense, net	(99,529)	(80,182)	19,347	24.1%
Equity in earnings of affiliates	55,863	69,627	(13,764)	(19.8)%
Gain on derivatives	13,860	47,168	(33,308)	(70.6)%
Gain on sale of investment	191,824	-	191,824	NM
Miscellaneous, net	5,670	(23,198)	28,868	124.4%
Income from operations before income taxes	1,088,532	842,256	246,276	29.2%
Provision for income taxes	333,393	266,685	66,708	25.0%
Net income	755,139	575,571	179,568	31.2%
Less: net income attributable to non-controlling interests	(133,637)	(133,451)	186	0.1%
Net income attributable to SNI	$621,502	$442,120	$179,382	40.6%

Consolidated operating revenues increased $346.3 million, or 16.0 percent, for the nine months ended September 30, 2016 compared with the same period in 2015, with growth in both advertising and distribution revenues.

Advertising revenues increased $308.9 million, or 21.1 percent, for the nine months ended September 30, 2016 compared with the respective period in 2015, driven by the inclusion of TVN for the full nine month period in 2016, strong pricing and improved ratings at U.S. Networks during the quarter.

Distribution revenues increased $24.1 million, or 3.7 percent, for the nine months ended September 30, 2016 compared with the respective period in 2015, driven by the inclusion of TVN for the full nine month period in 2016, negotiated contractual rate increases and revenues generated from new over-the-top and non-linear entrants, such as those providing streaming or on-demand services, partially offset by a rate equalization resulting from the consolidation of certain distributor agreements.

Cost of services increased $200.5 million, or 30.2 percent, for the nine months ended September 30, 2016 compared with the same period in 2015, primarily driven by the inclusion of TVN for the full nine month period in 2016 and additional investments in programming. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, increased $147.0 million, or 27.9 percent, for the nine months ended September 30, 2016 compared with the respective period in 2015, reflecting our continued investment in the improved quality and variety of programming on our networks as well as the inclusion of TVN. Cost of services also included $4.0 million of Reorganization costs incurred during the nine months ended September 30, 2016 and $2.6 million of costs related to the Restructuring Plan incurred during the nine months ended September 30, 2015.

Selling, general and administrative increased $16.4 million, or 2.9 percent, for the nine months ended September 30, 2016 compared with the same period in 2015. The year-over-year increase was driven by the inclusion of TVN for the full nine month period in 2016, $14.1 million of TVN transaction and integration related expenses and $8.7 million of Reorganization costs incurred during the nine months ending September 30, 2016, partially offset by $22.8 million of TVN transaction and integration related expenses, $10.5 million of costs related to the Restructuring Plan and $0.8 million of Reorganization costs incurred during the nine months ended September 30, 2015.

Amortization of intangible assets increased $36.2 million, or 78.3 percent, for the nine months ended September 30, 2016 compared with the same period in the prior year, primarily driven by the Acquisition.

Interest expense, net increased $19.3 million, or 24.1 percent, for the nine months ended September 30, 2016 compared with the same period in the prior year, reflecting additional outstanding borrowings associated with the Financing obtained in the second quarter of 2015 for the Transactions as well as the assumed debt of TVN.

We increased our borrowing activity in the second quarter of 2015 to generate funds necessary to complete the Transactions. The additional activity resulted in the following debt as of September 30, 2016, including $1,500.0 million of Senior Notes issued in June 2015, comprised of the 2020 Notes, the 2022 Notes and the 2025 Notes, as well as the $250.0 million Term Loan. Also outstanding as of September 30, 2016 were the 2016 Notes, the 2019 Notes and the 2024 Notes. We also assumed debt as part of the Acquisition, including the 2020 TVN Notes for which a portion was repaid in 2015 and 2016 with the remainder outstanding (See Note 10 – Debt).  Interest expense, net also includes interest income of $3.9 million and $4.1 million related to the UKTV note for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Equity in earnings of affiliates decreased $13.8 million, or 19.8 percent, for the nine months ended September 30, 2016 compared with the same period in the prior year, primarily due to the exclusion of our share of Fox Sports South’s financial results for a portion of the nine months ended September 30, 2016. Equity in earnings of affiliates includes our $29.8 million and $35.3 million proportionate share of UKTV’s results for the nine months ended September 30, 2016 and September 30, 2015, respectively, which were reduced by amortization of $10.0 million and $12.7 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Gain on sale of investments totaled $191.8 million for the nine months ended September 30, 2016, with $208.2 million driven by the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016, partially offset by a $16.4 million loss incurred on the sale of a cost method investment in the second quarter of 2016.

Miscellaneous, net represented a $5.7 million addition to operating income during the nine months ended September 30, 2016 compared with a $23.2 million loss in the same period in the prior year, primarily driven by $4.9 million of foreign currency transaction gains for the nine months ended September 30, 2016 compared with $35.3 million of foreign currency transaction losses for the same period in 2015, partially offset by $8.7 million adjustment to a contingent liability during the nine months ended September 30, 2015.

Our effective income tax rate was 30.6 percent for the nine months ended September 30, 2016 compared with 31.7 percent for the same period in 2015. The variance in the year-over-year tax rate was primarily driven by an overall increase in the tax benefits resulting from differences in the U.S. statutory rate and that of foreign jurisdictions, partially offset by a reduction in the tax benefits attributable to income allocated to our non-controlling interest.

Business Segment Results

As discussed in Note 17 - Segment Information to the condensed consolidated financial statements, our CODM evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a non-GAAP measure we refer to as segment profit. Segment profit excludes interest, income taxes, depreciation and amortization, divested operating units, investment results and certain other items included in net income determined in accordance with GAAP.

Total segment profit is the aggregate of the segment profit for each of our two reportable segments. Total segment profit is a non-GAAP financial measure and is not intended to replace operating income, the most directly comparable GAAP financial measure.  Our management believes that total segment profit is a useful measure of the operating profitability of our business since the measure allows for an evaluation of the performance of our segments without regard to the effect of interest, depreciation and amortization and certain other items. For this reason, operating performance measures, such as total segment profit, are used by analysts and investors in our industry. Total segment profit is not a measure of consolidated operating results under GAAP and should not be considered superior to, as a substitute for or as an alternative to, operating income or any other measure of consolidated operating results under GAAP.

Items excluded from segment profit generally result from decisions made in prior periods and/or by corporate executives rather than the managers of the segments. Depreciation and amortization charges are a result of decisions made in prior periods regarding the allocation of resources and are, therefore, excluded from segment profit. Also excluded from segment profit are financing, tax structuring and acquisition and divestiture decisions, which are generally made by corporate executives. Excluding these items from the performance measure of our segments enables management to evaluate operating performance based on current economic conditions and decisions made by segment managers in the current period.

Information regarding the operating performance of our business segments and a reconciliation of such information to the condensed consolidated financial statements is as follows:

Consolidated Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Three months ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Operating revenues:
U.S. Networks	$686,263	$660,862	$25,401	3.8%
International Networks	123,247	118,719	4,528	3.8%
Corporate and Other	(6,425)	(3,459)	(2,966)	(85.7)%
Operating revenues	803,085	776,122	26,963	3.5%
Cost of services, excluding depreciation and amortization	298,207	270,150	28,057	10.4%
Selling, general and administrative	200,820	193,645	7,175	3.7%
Total segment profit	304,058	312,327	(8,269)	(2.6)%
Depreciation	20,241	18,359	1,882	10.3%
Amortization	25,771	22,932	2,839	12.4%
Loss on disposal of property and equipment	129	40	89	222.5%
Total operating income	257,917	270,996	(13,079)	(4.8)%
Interest expense, net	(32,609)	(50,439)	(17,830)	(35.3)%
Equity in earnings of affiliates	8,473	23,392	(14,919)	(63.8)%
Gain on derivatives	2,827	4,037	(1,210)	(30.0)%
Gain on sale of investment	-	-	-	NM
Miscellaneous, net	21,276	(9,543)	30,819	322.9%
Total income from operations before income taxes	$257,884	$238,443	$19,441	8.2%
Segment profit (loss):
U.S. Networks	$326,009	$330,281	$(4,272)	(1.3)%
International Networks	3,829	10,896	(7,067)	(64.9)%
Corporate and Other	(25,780)	(28,850)	3,070	10.6%
Total segment profit	$304,058	$312,327	$(8,269)	(2.6)%

NM designates the change is not meaningful

Nine Months ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine months ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Operating revenues:
U.S. Networks	$2,140,779	$2,014,866	$125,913	6.2%
International Networks	391,629	164,872	226,757	137.5%
Corporate and Other	(19,674)	(13,264)	(6,410)	(48.3)%
Operating revenues	2,512,734	2,166,474	346,260	16.0%
Cost of services, excluding depreciation and amortization	864,873	664,384	200,489	30.2%
Selling, general and administrative	590,774	574,330	16,444	2.9%
Total segment profit	1,057,087	927,760	129,327	13.9%
Depreciation	53,869	50,052	3,817	7.6%
Amortization	82,487	46,267	36,220	78.3%
Loss on disposal of property and equipment	(113)	2,600	(2,713)	(104.3)%
Total operating income	920,844	828,841	92,003	11.1%
Interest expense, net	(99,529)	(80,182)	19,347	24.1%
Equity in earnings of affiliates	55,863	69,627	(13,764)	(19.8)%
Gain on derivatives	13,860	47,168	(33,308)	(70.6)%
Gain on sale of investment	191,824	-	191,824	NM
Miscellaneous, net	5,670	(23,198)	28,868	124.4%
Total income from operations before income taxes	$1,088,532	$842,256	$246,276	29.2%
Segment profit (loss):
U.S. Networks	$1,086,645	$1,028,117	$58,528	5.7%
International Networks	50,987	(5,478)	56,465	NM
Corporate and Other	(80,545)	(94,879)	14,334	15.1%
Total segment profit	$1,057,087	$927,760	$129,327	13.9%

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

U.S. Networks’ Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Three months ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Segment operating revenues:
Advertising	$477,501	$447,788	$29,713	6.6%
Distribution	194,276	199,228	(4,952)	(2.5)%
Other	14,486	13,846	640	4.6%
Segment operating revenues	686,263	660,862	25,401	3.8%
Cost of services, excluding depreciation and amortization	223,836	197,416	26,420	13.4%
Selling, general and administrative	136,418	133,165	3,253	2.4%
Segment profit	326,009	330,281	(4,272)	(1.3)%
Depreciation	16,894	13,417	3,477	25.9%
Amortization	10,098	10,098	-
Loss on disposal of property and equipment	209	28	181	646.4%
Segment operating income	$298,808	$306,738	$(7,930)	(2.6)%

Supplemental segment information:
Equity in earnings of affiliates	$4,202	$10,862	$(6,660)	(61.3)%
Program amortization	$196,266	$173,721	$22,545	13.0%
Program payments	$186,220	$182,271	$3,949	2.2%
Capital expenditures	$16,777	$9,522	$7,255	76.2%

U.S. Networks generated operating revenues of $686.3 million and $660.9 million for the three months ended September 30, 2016 and September 30, 2015, respectively, representing 85.5 percent and 85.1 percent of consolidated operating revenues in the respective periods and a $25.4 million, or 3.8 percent, increase year-over-year.

The year-over-year increase in U.S. Networks’ operating revenues included a $29.7 million, or 6.6 percent, growth in advertising revenues during the three months ended September 30, 2016 compared with the respective period in 2015, primarily driven by strong pricing and improved ratings at the majority of our networks. Advertising revenues represented 69.6 percent and 67.8 percent of total operating revenues for U.S. Networks for the three months ended September 30, 2016 and 2015, respectively.

Advertising revenue growth was partially offset by a $5.0 million, or 2.5 percent, decrease in distribution revenues during the three months ended September 30, 2016 compared with the respective period in 2015, primarily driven by a rate equalization resulting from the consolidation of certain distribution agreements, partially offset by negotiated contractual rate increases and revenues generated from new over-the-top and non-linear entrants, such as those providing streaming or on-demand services.

Cost of services increased $26.4 million, or 13.4 percent, for the three months ended September 30, 2016 compared with the same period in 2015, primarily driven by additional investments in programming. Program amortization represented 50.7 percent and 49.1 percent of U.S. Networks’ operating expenses for the three months ended September 30, 2016 and September 30, 2015, respectively. Cost of services also included $1.0 million of Reorganization costs incurred during the three months ended September 30, 2016.

Selling, general and administrative increased $3.3 million, or 2.4 percent, for the three months ended September 30, 2016 compared with the same period in 2015. Selling, general and administrative included $0.3 million of Reorganization costs incurred during the three months ended September 30, 2016 and $0.8 million of Reorganization costs and $0.7 million of costs related to the Restructuring Plan incurred during the nine months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine months ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Segment operating revenues:
Advertising	$1,505,765	$1,373,218	$132,547	9.7%
Distribution	592,445	600,499	(8,054)	(1.3)%
Other	42,569	41,149	1,420	3.5%
Segment operating revenues	2,140,779	2,014,866	125,913	6.2%
Cost of services, excluding depreciation and amortization	638,235	560,705	77,530	13.8%
Selling, general and administrative	415,899	426,044	(10,145)	(2.4)%
Segment profit	1,086,645	1,028,117	58,528	5.7%
Depreciation	43,763	40,977	2,786	6.8%
Amortization	30,141	30,059	82	0.3%
Loss on disposal of property and equipment	251	3,609	(3,358)	(93.0)%
Segment operating income	$1,012,490	$953,472	$59,018	6.2%

Supplemental segment information:
Equity in earnings of affiliates	$20,948	$35,369	$(14,421)	(40.8)%
Program amortization	$561,122	$487,912	$73,210	15.0%
Program payments	$576,478	$535,387	$41,091	7.7%
Capital expenditures	$34,015	$25,773	$8,242	32.0%

U.S. Networks generated operating revenues of approximately $2,140.8 million and $2,014.9 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, representing 85.2 percent and 93.0 percent of consolidated operating revenues in the respective periods and a $125.9 million, or 6.2 percent, increase year-over-year. Despite the 6.2 percent growth in U.S. Networks’ operating revenues during the nine months ended September 30, 2016 compared with the same period in 2015, the U.S. Networks’ contribution of operating revenues to consolidated operating revenues decreased on a percentage basis, primarily driven by the inclusion of TVN for the full nine month period in 2016, thereby increasing International Networks’ contribution of operating revenues to consolidated operating revenues.

The year-over-year increase in U.S. Networks’ operating revenues included a $132.5 million, or 9.7 percent, growth in advertising revenues during the nine months ended September 30, 2016 compared with the respective period in 2015, primarily driven by strong pricing and improved ratings at the majority of our networks. Advertising revenues represented 70.3 percent and 68.2 percent of total operating revenues for U.S. Networks for the nine months ended September 30, 2016 and 2015, respectively.

Advertising revenue growth was partially offset by an $8.1 million, or 1.3 percent, decrease in distribution revenues during the nine months ended September 30, 2016 compared with the respective period in 2015, primarily driven by a rate equalization resulting from the consolidation of certain distribution agreements, partially offset by negotiated contractual rate increases and revenues generated from new over-the-top and non-linear entrants, such as those providing streaming or on-demand services.

Cost of services increased $77.5 million, or 13.8 percent, for the nine months ended September 30, 2016 compared with the same period in 2015, primarily driven by additional investments in programming. Program amortization represented 49.7 percent and 46.0 percent of U.S. Networks’ operating expenses for the nine months ended September 30, 2016 and September 30, 2015, respectively. Cost of services also included $4.0 million of Reorganization costs incurred during the nine months ended September 30, 2016 and $2.6 million of costs related to the Restructuring Plan incurred during the nine months ended September 30, 2015.

Selling, general and administrative decreased $10.1 million, or 2.4 percent, for the nine months ended September 30, 2016 compared with the same period in 2015, primarily driven by the timing of certain marketing programs, $4.7 million of costs related to the Restructuring Plan and $0.8 million of Reorganization costs incurred during the nine months ended September 30, 2015, partially offset by $4.8 million of Reorganization costs incurred during the nine months ended September 30, 2016.

U.S. Networks’ Supplemental Information

	Three months ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Operating revenues by network:
HGTV	$265,758	$248,323	$17,435	7.0%
Food Network	217,383	214,216	3,167	1.5%
Travel Channel	75,590	73,252	2,338	3.2%
DIY Network	40,091	41,138	(1,047)	(2.5)%
Cooking Channel	34,422	33,487	935	2.8%
Great American Country	7,119	7,524	(405)	(5.4)%
Digital Businesses	36,503	36,308	195	0.5%
Other	10,359	8,604	1,755	20.4%
Intrasegment eliminations	(962)	(1,990)	1,028	51.7%
Total segment operating revenues	$686,263	$660,862	$25,401	3.8%

	Nine months ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Operating revenues by network:
HGTV	$820,226	$757,408	$62,818	8.3%
Food Network	687,583	659,583	28,000	4.2%
Travel Channel	242,241	230,898	11,343	4.9%
DIY Network	128,600	127,512	1,088	0.9%
Cooking Channel	104,214	99,212	5,002	5.0%
Great American Country	22,639	22,989	(350)	(1.5)%
Digital Businesses	106,391	95,018	11,373	12.0%
Other	30,462	25,975	4,487	17.3%
Intrasegment eliminations	(1,577)	(3,729)	2,152	57.7%
Total segment operating revenues	$2,140,779	$2,014,866	$125,913	6.2%

International Networks

International Networks includes TVN, which operates a portfolio of free-to-air and pay-TV lifestyle and entertainment networks in Poland, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat. Also included in TVN is TVN Media, an advertising sales house. Additionally, International Networks includes the lifestyle-oriented networks available in the UK, EMEA, APAC,  Latin America and the Caribbean. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle channel platform in the UK.

We currently distribute HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel, AFC and Fine Living Network, as well as the TVN network portfolio, in more than 175 countries and territories around the world. Our networks are broadcast in 30 languages via 41 unique channel feeds reaching more than 300 million cumulative subscribers. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters around the world.

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

International Networks’ Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Three months ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Segment operating revenues:
Advertising	$78,924	$80,067	$(1,143)	(1.4)%
Distribution	27,421	25,713	1,708	6.6%
Other	16,902	12,939	3,963	30.6%
Segment operating revenues	123,247	118,719	4,528	3.8%
Cost of services, excluding depreciation and amortization	79,303	75,529	3,774	5.0%
Selling, general and administrative	40,115	32,294	7,821	24.2%
Segment profit	3,829	10,896	(7,067)	(64.9)%
Depreciation	3,090	4,011	(921)	(23.0)%
Amortization	15,673	12,834	2,839	22.1%
(Gain) loss on disposal of property and equipment	(80)	13	(93)	NM
Segment operating loss	$(14,854)	$(5,962)	$8,892	149.1%

Supplemental segment information:
Equity in earnings of affiliates	$4,271	$12,530	$(8,259)	(65.9)%
Program amortization	$40,620	$33,621	$6,999	20.8%
Program payments	$39,771	$9,143	$30,628	335.0%
Capital expenditures	$6,835	$3,735	$3,100	83.0%

International Networks generated operating revenues of approximately $123.2 million and $118.7 million for the three months ended September 30, 2016 and September 30, 2015, respectively, representing 15.3 percent of consolidated operating revenues in both periods and a $4.5 million, or 3.8 percent increase year-over-year.

The year-over-year increase in International Networks’ operating revenues during the three months ended September 30, 2016 compared with the respective period in 2015 included a $1.7 million, or 6.6 percent, increase in distribution revenues, primarily driven by distribution growth across all lifestyle regions.

Distribution revenue growth was partially offset by a $1.1 million, or 1.4 percent, decrease in advertising revenues during the three months ended September 30, 2016 compared with the respective period in 2015. Advertising revenues represented 64.0 percent and 67.4 percent of total operating revenues for International Networks for the three months ended September 30, 2016 and September 30, 2015, respectively.

Cost of services increased $3.8 million, or 5.0 percent, for the three months ended September 30, 2016 compared with the same period in 2015. Program amortization represented 29.4 percent and 27.0 percent of International Networks’ operating expenses for the three months ended September 30, 2016 and September 30, 2015, respectively.

Selling, general and administrative increased $7.8 million, or 24.2 percent, for the three months ended September 30, 2016 compared with the same period in 2015, primarily driven by $11.2 million of TVN transaction and integration related expenses incurred during the three months ended September 30, 2016.

Amortization of intangible assets increased $2.8 million, or 22.1 percent, for the three months ended September 30, 2016 compared with the same period in the prior year, primarily driven by additional amortization related to an acquired network distribution channel in Italy, as well as the impacts of foreign currency.

Equity in earnings of affiliates decreased $8.3 million, or 65.9 percent, for the three months ended September 30, 2016 compared with the same period in the prior year, primarily driven by ad sales and foreign currency impacts at certain of our equity investments.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine months ended September 30,
(in thousands)	2016	2015	$ Change
Segment operating revenues:
Advertising	$269,163	$92,796	$176,367
Distribution	80,771	48,667	32,104
Other	41,695	23,409	18,286
Segment operating revenues	391,629	164,872	226,757
Cost of services, excluding depreciation and amortization	241,027	111,618	129,409
Selling, general and administrative	99,615	58,732	40,883
Segment profit (loss)	50,987	(5,478)	56,465
Depreciation	9,329	6,089	3,240
Amortization	52,346	16,208	36,138
(Gain) loss on disposal of property and equipment	(364)	22	(386)
Segment operating loss	$(10,324)	$(27,797)	$17,473

Supplemental segment information:
Equity in earnings of affiliates	$34,915	$34,258	$657
Program amortization	$126,341	$46,703	$79,638
Program payments	$126,645	$52,665	$73,980
Capital expenditures	$13,894	$4,511	$9,383

International Networks generated operating revenues of approximately $391.6 million and $164.9 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, representing 15.6 percent and 7.6 percent of consolidated operating revenues in the respective periods and a $226.8 million increase year-over-year. The increase in International Networks’ contribution of operating revenues to consolidated operating revenues on a percentage basis for the nine months ended September 30, 2016 compared with the same period in 2015 is primarily driven by the inclusion of TVN for the full nine month period in 2016, thereby increasing International Networks’ contribution of operating revenues to consolidated operating revenues.

The year-over-year increase in International Networks’ operating revenues during the nine months ended September 30, 2016 compared with the respective period in 2015 included a $176.4 million increase in advertising revenues, primarily driven by the inclusion of TVN for the full nine month period in 2016.

Advertising revenues represented 68.7 percent and 56.3 percent of total operating revenues for International Networks for the nine months ended September 30, 2016 and 2015, respectively.  Advertising revenue growth was supplemented by a $32.1 million increase in distribution fees during the nine months ended September 30, 2016 compared with the respective period in 2015, also primarily driven by the inclusion of TVN for the full nine month period in 2016.

Cost of services increased $129.4 million for the nine months ended September 30, 2016 compared with the same period in 2015, primarily due to the inclusion of TVN for the full nine month period in 2016. Program amortization represented 31.4 percent and 24.2 percent of International Networks’ operating expenses for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Selling, general and administrative increased $40.9 million for the nine months ended September 30, 2016 compared with the same period in 2015, primarily driven by the inclusion of TVN for the full nine month period in 2016 and $11.1 million of TVN transaction and integration related expenses incurred during the nine months ended September 30, 2016, partially offset by $1.0 million of TVN transaction and integration related expenses incurred during the nine months ended September 30, 2015.

Amortization of intangible assets increased $36.1 million for the nine months ended September 30, 2016 compared with the same period in the prior year, primarily driven by the Acquisition.

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

The Corporate and Other loss includes $0.9 million of TVN transaction and integration related expenses and $0.2 million of Reorganization costs incurred during the three months ended September 30, 2016 and $7.8 million of TVN transaction and integration related expenses and $1.9 million of expenses related to the Restructuring Plan incurred during the three months ended September 30, 2015.

The Corporate and Other loss includes $3.9 million of Reorganization costs and $3.0 million of TVN transaction and integration related expenses incurred during the nine months ended September 30, 2016 and $21.7 million of TVN transaction and integration related expenses and $5.8 million of expenses related to the Restructuring Plan incurred during the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our Amended Revolving Credit Facility and access to capital markets. Advertising provided 70.6 percent of total operating revenues for the year-to-date period, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $329.6 million at September 30, 2016 and $223.4 million at December 31, 2015. Our Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings, with the option to increase up to $1,150.0 million, and expires in March 2020, with the exception of $32.5 million, which expires in March 2019. There were no borrowings outstanding under the Amended Revolving Credit Facility at September 30, 2016. In the fourth quarter of 2014, we issued $1,000.0 million aggregate principal amount of Senior Notes whose funds were primarily used to repay the $885.0 million Senior Notes that matured in January 2015. In the second quarter of 2015, we issued $1,500.0 million aggregate principal amount of Senior Notes, whose net proceeds were primarily used to fund the Transactions, and also entered into the $250.0 million Term Loan agreement.

We were in compliance with all financial covenants as of September 30, 2016.

Our cash flow year-to-date has primarily been used to fund investments, develop new businesses, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2016 will provide sufficient liquidity to fund our normal operations, including repayment of the 2016 Notes.

Cash Flows

A summary of cash provided by or used in operating, investing and financing activities is shown in the following table:

	Nine months ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Cash provided by operating activities	$722,668	$657,898	$64,770	9.8%
Cash provided by (used in) investing activities	165,660	(589,517)	755,177	128.1%
Cash used in financing activities	(780,396)	(690,564)	(89,832)	(13.0)%
Effect of exchange rate of cash and cash equivalents	(1,803)	(8,629)	6,826	79.1%
Increase (decrease) in cash and cash equivalents	106,129	(630,812)	736,941	116.8%
Cash and cash equivalents - beginning of period	223,444	878,164	(654,720)	(74.6)%
Cash and cash equivalents - end of period	$329,573	$247,352	$82,221	33.2%

Cash and cash equivalents increased $106.1 million for the nine months ended September 30, 2016 and decreased $630.8 million for the nine months ended September 30, 2015. Components of these changes are discussed below in more detail.

Operating Activities

Cash provided by operating activities totaled $722.7 million and $657.9 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Net income totaled $755.1 million for the nine months ended September 30, 2016 and $575.6 million for the nine months ended September 30, 2015. Contributing to the increase in net income were increased revenues, reduced marketing expenses and a $191.8 million net gain on sale of investments, partially offset by a $147.0 million increase in program amortization.

Program payments exceeded program amortization by $29.3 million for the nine months ended September 30, 2016 and $61.2 million for the nine months ended September 30, 2015, reducing cash provided by operating activities for these periods. Cash provided by operating activities is also impacted by payments and refunds for income taxes and payments for interest. During the nine months ended September 30, 2016, we made income tax payments of $309.5 million and paid interest of $54.1 million. During the nine months ended September 30, 2015, we made income tax payments of $258.3 million and paid interest of $68.3 million.

Investing Activities

Cash provided by investing activities totaled $165.7 million for the nine months ended September 30, 2016, and cash used by investing activities totaled $589.5 million for the nine months ended September 30, 2015. Capital expenditures totaled $47.9 million and $32.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. During the nine months ended September 30, 2016, we received $226.5 million of cash from the sale of investments, including the sale of our 7.3 percent equity interest in Fox Sports South.

During the nine months ended September 30, 2015, we paid $539.3 million for the Acquisition. Additionally, during the nine months ended September 30, 2015, we paid a $16.0 million premium for a call option on Euros to fund the Acquisition, which was partially offset by a cash inflow of $63.3 million related to the settlements of derivatives related to the Transactions. Also, during the nine months ended September 30, 2015, we had cash outflows of $32.6 million for the purchases of investments, including Refinery 29 and Thrive Market.
Financing Activities

Cash used in financing activities totaled $780.4 million and 690.6 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

During the nine months ended September 30, 2015, we incurred cash outflows of $853.9 million related to the TVN Tender Offer and Squeeze-out.  While the initial 52.7% controlling interest acquired through N-Vision is reflected as an investing activity, the remaining 47.3% is treated as a financing activity in the condensed consolidated statements of cash flows.

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

The Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings and expires in March 2020, with the exception of $32.5 million which expires March 2019. During the nine months ended September 30, 2016, we did not borrow any additional funds, but made repayments totaling $390.0 million under the Amended Revolving Credit Facility, resulting in no borrowings outstanding under the Amended Revolving Credit Facility at September 30, 2016. During the nine months ended September 30 2015, we borrowed $1,305.0 million under the Facility and made repayments of $1,005.0 million.

During the nine months ended September 30, 2016, we made a partial redemption of $52.9 million related to the TVN 2020 Notes. During the nine months ended September 30, 2015, we had cash outflows of $49.8 million related to a partial redemption of the TVN 2020 Notes and full repayment of TVN’s term loan. During the nine months ended September 30, 2015, we made an early redemption of the €300 million Senior PIK Toggle Notes due 2021, which resulted in a cash outflow of $404.3 million related to the early extinguishment of debt.  While this is a component of the purchase price allocation, the cash flow impact is reflected as a financing activity for the quarter in the condensed consolidated statements of cash flows.

In November 2014, we issued $1,000.0 million aggregate principal amount of Senior Notes comprised of $500.0 million aggregate principal amount of the 2019 Notes and $500.0 million aggregate principal amount of the 2024 Notes. Net proceeds from these Senior Notes were utilized for general corporate purposes including, but not limited to, the repayment of our $885.0 million 3.55% Senior Notes due 2015. We also have $500.0 million aggregate principal amount of the 2016 Notes.

We have share Repurchase Programs authorized by the Board that permit us to acquire the Company’s Class A Common Shares. During the nine months ended September 30, 2016, we did not repurchase any shares. During the nine months ended September 30, 2015, we repurchased 4.0 million shares for $288.5 million, including 3.0 million shares repurchased for $216.8 million from Scripps family members. As of September 30, 2016, $1,512.5 million in authorization remains available for repurchase under the Repurchase

Programs. All shares repurchased under the Repurchase Programs are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2016, the Board approved an increase in the quarterly dividend rate to $0.25 per share from $0.23 per share. Total dividend payments to holders of our Class A Common Shares and Common Voting Shares were $97.1 million and $89.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends are not guaranteed and are subject to our earnings, financial condition and capital requirements.

A non-controlling owner held a 35.0 percent residual interest in the Travel Channel as of December 31, 2015. On February 25, 2016, we acquired the residual interest for cash consideration of $99.0 million.

Pursuant to the terms of the Food Network Partnership agreement, the Partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interest partner were $143.6 million and $145.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. We did not have any cash distributions to Travel Channel’s non-controlling interest holder during the nine months ended September 30, 2016 and had $9.9 million for the nine months ended September 30, 2015, respectively. We expect cash distributions to non-controlling interest owners to approximate $165.0 million in total for 2016.

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

Our objectives in managing interest rate risk are to limit the impact of interest rate changes on our commitments, earnings and cash flows and to reduce overall borrowing costs.

We are subject to interest rate risk associated with our Amended Revolving Credit Facility as borrowings bear interest at LIBOR plus a spread that is determined relative to our Company’s debt rating. Accordingly, the interest we pay on these borrowings is dependent on interest rate conditions and the timing of our financing needs. The Company issued $1,500.0 million aggregate principal amount of Senior Notes in June 2015, $1,000.0 million aggregate principal amount of Senior Notes in November 2014 and $500.0 million aggregate principal amount of Senior Notes in December 2011. We also have the TVN 2020 Notes outstanding. A 100 basis point increase in the interest rate would decrease the fair value of the aggregate principal amount of our total combined Senior Notes by approximately $144.1 million, whereas a 100 basis point decrease in the interest rate would increase the fair value of the aggregate principal amount of our total combined Senior Notes by approximately $130.8 million.

The following table presents additional information about market-risk-sensitive financial instruments:

	As of September 30, 2016		As of December 31, 2015
(in thousands)	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
Financial instruments subject to interest rate risk:
Amended Revolving Credit Facility	$-	$-	$389,170	$389,170
Term Loan	249,897	250,000	249,129	249,129
2.70% Senior Notes due 2016	499,850	501,430	499,174	504,415
2.75% Senior Notes due 2019	496,579	513,660	495,750	494,290
TVN 7.38% Senior Notes due 2020	356,654	353,613	399,986	408,110
2.80% Senior Notes due 2020	594,874	615,282	593,796	585,558
3.50% Senior Notes due 2022	395,884	418,156	395,309	388,348
3.90% Senior Notes due 2024	493,785	526,905	493,210	480,490
3.95% Senior Notes due 2025	495,195	526,525	494,748	478,475
Total debt	$3,582,718	$3,705,571	$4,010,272	$3,977,985

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV investment (see Note 7 – Investments). The notes accrue interest at variable rates related to either the spread over LIBOR or other identified market indices. Because interest on the note receivable is variable, the carrying amount of such note receivable is believed to approximate fair value.

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the local currency to the functional currency (see Note 13- Derivative Financial Instruments).

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) was evaluated as of September 30, 2016. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective as of September 30, 2016.

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

As of September 30, 2016, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/16 - 7/31/16	-	$-	-	$1,512,536,943
8/1/16 - 8/31/16	-	-	-	1,512,536,943
9/1/16 - 9/30/16	-	-	-	1,512,536,943
Total	-	$-	-	$1,512,536,943

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index of Exhibits to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: November 7, 2016	BY:	/s/ Lori A. Hickok
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

10.42	Amendment No. 4 to Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications **

32(b)	Section 906 Certifications **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement.

**	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.