Form 10-K
period 2016-12-31
Scripps Networks Interactive, Inc.
filed 2017-02-24
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act: Class A Common Shares, Par Value $0.01 Per Share, traded on The NASDAQ Stock Market LLC.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒

The aggregate market value of Class A Common Shares of the registrant held by non-affiliates of the registrant on June 30, 2016, was approximately $5,005,000,000.  All Class A Common Shares beneficially held by executives and directors of the registrant and signatories to the Scripps Family Agreement have been deemed, solely for the purposes of the foregoing calculation, to be held by affiliates of the registrant.  There is no active market for our Common Voting Shares.

As of January 31, 2017, there were 95,530,861 of the registrant’s Class A Common Shares, $0.01 par value per share, outstanding and 33,850,481 of the registrant’s Common Voting Shares, $0.01 par value per share, outstanding.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENT INFORMATION

As used in this Annual Report on Form 10-K, the terms “SNI,” “Scripps,” “the Company,” “we,” “our,” “us” or similar terms may, depending on the context, refer to Scripps Networks Interactive, Inc., to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

AVAILABLE INFORMATION

Our Company website is www.scrippsnetworksinteractive.com. Copies of all of our filings with the U.S. Securities and Exchange Commission (the “SEC”), including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Our website also includes copies of the charters for our Compensation, Nominating & Governance and Audit Committees, our Corporate Governance Principles, our Insider Trading Policy, our Code of Ethics, our Code of Business Conduct and Ethics for the Chief Executive Officer (“CEO”) and Senior Financial Officers and our Policy Against Bribery and Corruption.

We use our website as a means of complying with our disclosure obligations under SEC Regulation Fair Disclosure (“FD”). The information contained on, or accessible through, our website shall not constitute incorporation by reference of the information contained on the website and shall not be deemed to be part of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Our Annual Report on Form 10-K contains certain forward‑looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from the expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include without limitation, changes in advertising demand and other economic conditions; changing consumers’ tastes and viewing habits; program costs; labor relations; technological developments; risks related to international operations; competitive pressures; industry consolidation; interest rates; regulatory rulings; reliance on third-party vendors for various products and services; and other risks, trends and uncertainties disclosed under “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date as of which the statement is made.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

SNI was incorporated under the laws of the State of Ohio on October 27, 2007, in connection with the July 1, 2008 spin-off from The E.W. Scripps Company.

We are a global media company with respected high-profile brands and are a leading developer of lifestyle-oriented content, providing primarily home, food, travel and other lifestyle-related programming. Our content is distributed via multiple methods, including television, the internet, digital platforms and licensing arrangements. The SNI portfolio of networks includes HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country within and outside the United States (“U.S.”), with the exception of Great American Country, which is only distributed in the United States, and Fine Living, Asian Food Channel (“AFC”) and TVN S.A.’s (“TVN”) portfolio of networks outside the United States. Additionally, outside the United States, we participate in UKTV, a joint venture with BBC Worldwide Limited (the “BBC”). Our businesses engage audiences and efficiently serve advertisers by producing and delivering entertaining and highly-useful content that focuses on specifically-defined topics of interest.

We intend to expand and enhance our lifestyle brands by: growing our brands through the creation of popular new programming and content; reaching additional demographics; extending distribution on various platforms, such as over-the-top and digital entrants providing streaming and/or on-demand services; and increasing our international footprint. We have a large library of content which we produced and own the rights to indefinitely, enabling us to exploit original programming quickly and/or repackage content in a cost-effective manner.

We are focused on strengthening our networks and expanding reach, including in both the digital arena and international market. As part of our effort to expand in the digital arena, we launched Scripps Lifestyle Studios in the fourth quarter of 2015.

Segment data and other information for the years ended December 31, 2016, 2015 and 2014 are included in Note 21 – Segment Information to the consolidated financial statements included in Item 8 of this Form 10-K.

BUSINESS SEGMENTS

We have two reportable segments: U.S. Networks and International Networks.

Our Chief Operating Decision Maker (“CODM”) evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we refer to as segment profit. Segment profit is defined as operating income excluding depreciation, amortization and goodwill write-downs. Because segment profit is based on operating income, it excludes interest expense, equity in earnings of affiliates, gain on derivatives, gain on sale of investments, other miscellaneous non-operating expenses and income taxes, which are included in net income determined in accordance with generally accepted accounting principles in the United States (“GAAP”).

Depreciation and amortization charges are a result of decisions made in prior periods regarding the allocation of resources and are, therefore, excluded from segment profit. Also excluded from segment profit are financing, tax structuring and acquisition and divestiture decisions, which are generally made by corporate executives. Excluding these items from the performance measure of our businesses enables management to evaluate operating performance based on current economic conditions and decisions made by the managers of the businesses in the current period.

U.S. Networks

U.S. Networks includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and digital businesses serving home, food, travel and other lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Lifestyle Studios. We own 100.0 percent of each of our networks, with the exception of Food Network and Cooking Channel, of which we own 68.7 percent. Each of our networks is distributed by cable and satellite operators, telecommunication suppliers and other distributors, including digital service providers.

U.S. Networks generates revenues primarily from advertising sales and distribution fees earned from the right to distribute our programming content. U.S. Networks also earns revenues from licensing content to third parties and brands for consumer products.

Advertising revenues generated by our domestic television networks depend on viewership ratings, as determined by Nielsen Media Research and other third-party research companies, and advertising rates paid by customers for delivery of advertisements to certain viewer demographics. Revenues from advertising sales are subject to seasonality, market-based variations and general economic conditions. Advertising revenues are typically highest in the second and fourth quarters and can fluctuate relative to the popularity of specific programming, time of day an advertisement is run and seasonal demand of advertisers.

Revenues from distribution fees are typically the result of multi-year carriage agreements that contain scheduled rate increases. Distribution fees are determined by the number of subscribers with access to the content of our various networks.

Our lifestyle-oriented interactive businesses are focused on the internal development and acquisition of interactive media that is intended to diversify sources of revenue and enhance our competitive advantage as a leading provider of home, food, travel and other lifestyle-oriented content.

The lifestyle-oriented interactive businesses consist of our presence on multiple social media applications, TV Everywhere watch sites, mobile applications and desktop websites, including, but not limited to, our six network-branded websites: HGTV.com, Foodnetwork.com, Travelchannel.com, DIYNetwork.com, Cookingchanneltv.com and Greatamericancountry.com. In addition to serving as websites for the television networks, the websites provide informational and instructional content on specific topics within their respective lifestyle content categories. Revenues generated by our lifestyle interactive businesses are derived primarily from the sale of display, banner and video advertising through all of these platforms. All of our interactive businesses benefit from archived television network programming, of which we own approximately 94.2 percent. Owning our programming enables us to efficiently and economically repurpose it for use on websites and digital platforms, including video‑on‑demand and streaming services.

The lifestyle-oriented websites accounted for approximately 5.2 percent of U.S. Networks’ total operating revenues in 2016. The strategic focus of the lifestyle-oriented interactive businesses is to grow advertising revenues by increasing views and video plays and attracting more unique visitors to our websites through site enhancements and additional video. Our strategy also includes attracting a broader audience through placing our video programming on national video streaming sites, developing new sources of revenue that capitalize on traffic growth on our digital platforms and capitalizing on the movement of advertising dollars to mobile platforms.

Programming expenses, employee costs and marketing and advertising expenses are the primary operating costs of U.S. Networks. Marketing and advertising expenses are incurred to support brand-building initiatives at all of our networks.

HGTV

HGTV is available in approximately 91.6 million domestic television households and is simulcast in high definition (“HD”). HGTV programming content commands an audience interested specifically in home-related topics, such as decorating, interior design, home remodeling, landscape design and real estate. HGTV engages audiences by creating original programming that is entertaining, instructional and informative. HGTV appeals more strongly to female viewers with higher incomes in the 18 to 49 and 25 to 54 age ranges. HGTV ranked second among women in the 25 to 54 age range for cable networks. Also, HGTV ranked third among all adult viewers and eighth among adult viewers in the 25 to 54 age range for cable networks.

Programming on HGTV includes House Hunters, House Hunters International, Fixer Upper, Flip or Flop, The Property Brothers and Beachfront Bargain Hunt. The network also has developed successful programming events, including the HGTV Dream Home Giveaway, HGTV Smart Home Giveaway, HGTV Urban Oasis Giveaway and annual live coverage of the Tournament of Roses Parade.  Many of the programs on HGTV feature, or are hosted by, high-profile television personalities such as Chip and Joanna Gaines, Tarek and Christina El Moussa, Drew and Jonathan Scott, David Bromstad and Egypt Sherrod.

Food Network

Food Network is available in approximately 93.4 million domestic television households and is simulcast in HD. We currently own 68.7 percent of the Food Network and are the managing partner. The Tribune Media Company (“Tribune”) has a non-controlling interest of 31.3 percent in Food Network.

Food Network programming content attracts audiences interested specifically in food-related topics, such as food preparation, dining out, entertaining, competition, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative. Food Network appeals more strongly to female viewers with higher incomes in the 18 to 49 and 25 to 54 age ranges. Food Network ranked within the top 15 cable networks for adults in the 25 to 54 age range.

Programming on Food Network includes primetime series Beat Bobby Flay, Chopped, Diners, Drive-ins and Dives, Food Network Star and Guy’s Grocery Games, as well as daytime series Giada in Italy, The Kitchen, Pioneer Woman and Trisha’s Southern Kitchen. Food Network hosts include high-profile television personalities such as Ted Allen, Alton Brown, Anne Burrell, Giada De Laurentiis, Bobby Flay, Guy Fieri, Alex Guarnaschelli, Geoffrey Zakarian, Ree Drummond, Trisha Yearwood and Valerie Bertinelli.

Travel Channel

Travel Channel is available in approximately 85.4 million domestic television households and is simulcast in HD. Travel Channel programming content attracts travel enthusiasts and adventurous personalities. Travel Channel appeals more strongly to viewers who are more affluent than the average viewer.

Programming on Travel Channel includes Hotel Impossible, Mysteries at the Museum, Bizarre Foods, Trip Flip, Booze Traveler and Expedition Unknown.  Many of the programs on Travel Channel feature, or are hosted by, high-profile television personalities such as Andrew Zimmern, Samantha Brown, Don Wildman, Anthony Melchiorri, Bert Kreischer, Jack Maxwell, Josh Gates and Zak Bagans.

DIY Network

DIY Network is available in approximately 59.6 million domestic television households and is simulcast in HD. DIY Network programming content attracts do-it-yourself audiences and provides entertaining and informational content across a broad range of categories, including home building, home improvement and renovations, gardening and landscaping. DIY Network appeals more strongly to male viewers with higher incomes in the 18 to 49 and 25 to 54 age ranges.

Programming on DIY Network includes Rehab Addict, Vanilla Ice Project, Building Alaska, First Time Flippers, Tiny House Big Living and Texas Flip N Move. Many of the programs on DIY Network feature, or are hosted by, television personalities such as Nicole Curtis, Vanilla Ice, Alison Victoria and Chris Lambton.

Cooking Channel

Cooking Channel is available in approximately 65.1 million domestic households and is simulcast in HD.  We currently own 68.7 percent of Cooking Channel, which represents a controlling interest. Tribune has a non-controlling interest of 31.3 percent in Cooking Channel.

Cooking Channel programming content caters to avid food lovers by focusing on food information, food exploration and instructional cooking. The Cooking Channel appeals more strongly to female viewers with higher incomes in the 18 to 49 and 25 to 54 age ranges.

Programming on Cooking Channel includes Big Bad BBQ Brawl, Beach Bites with Katie Lee, Carnival Eats, Cheap Eats, Dinner at Tiffani’s, Food Fact or Fiction and Man Fire Food. Cooking Channel hosts include notable television personalities such as Katie Lee, Michael McKean and Tiffani Thiessen.

Great American Country

Great American Country is available in approximately 57.0 million domestic television households and is simulcast in HD. Great American Country provides its viewers with programming content that celebrates the country lifestyle and includes the country music experience, music performance specials, live concerts and country music videos.

Programming on Great American Country includes Going RV, Flea Market Flip, Log Cabin Living, Living Alaska and the Top 20 Country Countdown.

International Networks

International Networks includes the TVN portfolio of networks and other lifestyle-oriented networks available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America.

International Networks generates revenues primarily from advertising sales, distribution fees earned from the right to distribute our programming content and program licensing to third parties.  Satellite transmission fees, programming expenses, employee costs and marketing and advertising expenses are the primary operating costs of International Networks.

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

Internationally, we also have joint-venture partnerships with the BBC for UKTV and its suite of 10 general entertainment and lifestyle networks in the UK and with Corus Entertainment for HGTV, DIY Network, Food Network and Cooking Channel in Canada.

In 2010, the Company launched its first international pay-television channel through Food Network in the UK. The channel first launched on pay-television, then expanded its distribution in 2012 to free-to-air on Freeview, initially in primetime and then as a full 24-hour broadcast channel in 2013. Currently, Food Network is the third most viewed lifestyle channel and the fifth most viewed non-scripted factual channel in the UK. Food Network is also available across EMEA, APAC and Latin America.

In 2012, Travel Channel International Ltd. (“TCI”) was acquired, along with its base of operations in London. TCI is broadcast in 29 languages across a wide network of affiliates throughout EMEA and APAC. In 2014, TCI also became available on Freeview in primetime in the UK.

In 2013, the Company acquired AFC, a complementary channel brand to Food Network. AFC, which is based in Singapore, broadcasts 24 hours a day, seven days a week and reaches about 10.4 million subscribers in 11 markets.

In early 2014, we launched the Fine Living Network in Italy on the digital terrestrial television. Since its launch, over 48.2 percent of Italy’s television population has tuned into the channel. In late 2014, we launched HGTV in Singapore. HGTV is the first channel dedicated to the home and lifestyle category across APAC.

During 2015, we acquired TVN, a Polish media company, which operates a portfolio of 13 free-to-air and pay-TV lifestyle and entertainment networks, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat.  Also included in TVN is TVN Media, an advertising sales house. Also in 2015, we launched Travel Channel as a 24/7 free-to-air channel in the UK; expanded distribution of Food Network across Latin America and HGTV in APAC; launched Food Network in Australia in partnership with Special Broadcasting Service (“SBS”); secured a large volume output deal with Nine in Australia to launch Food Network and HGTV-branded blocks on newly-established 9LIFE, Australia’s first free-to-air lifestyle network.

In the second quarter of 2016, we launched HGTV as a free-to-air channel in New Zealand as a first of its kind offering in the region. In the fourth quarter of 2016, we launched HGTV in the Middle East and North Africa. Also during the fourth quarter of 2016, we launched Cooking Channel in Canada, marking the first time we distributed this network outside the United States and Caribbean.

Competition

Cable, satellite and telecommunications network programming is a highly-competitive business in the U.S. and worldwide. Our television networks and interactive businesses generally compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. Our television networks and interactive business also compete for their target audiences with all forms of programming and other media provided to viewers, including broadcast networks, local over-the-air television stations, competitors’ pay and basic cable television networks and video-on-demand services, streaming services, online activities and other forms of news, information and entertainment. Additionally, our networks compete with other television networks for distribution fees derived from agreements with cable and satellite operators, telecommunication suppliers and other distributors, including digital service providers.

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

Regulatory Matters

The Company is subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities as well as to the laws and regulations of international countries and bodies, such as the European Union (the “EU”). These laws and regulations are subject to change. Additionally, in the U.S. the Federal Communications Commission (the “FCC”) regulates cable television and satellite operators and telecommunication suppliers, which could affect our networks indirectly.

Closed Captioning

All of our cable networks must provide closed-captioning programming for the hearing impaired. The 21st Century Communications and Video Accessibility Act of 2011 also requires us to provide closed captioning on certain video programming that we offer on the internet.

CALM Act

FCC rules require multichannel video programming distributors to ensure that all commercials comply with specified volume standards. Our distribution agreements generally require us to certify compliance with such standards.

“Must-Carry” Requirements

The FCC’s implementation of the statutory “must-carry” obligations requires cable operators and multichannel video programming distributors to give broadcasters preferential access to channel space. In contrast, cable programming television networks, such as ours, have no guaranteed right of carriage on these systems. This may reduce the amount of channel space that is available for carriage of our television networks by these systems.

Regulation of the Internet and Mobile Applications

We operate numerous websites and make available mobile applications (“apps”) which we use to distribute information about our programs and to engage more deeply with our viewers. The operation of these websites and apps is subject to a range of international, federal, state and local laws, such as privacy and consumer protection regulations.

Employees

As of December 31, 2016, we had approximately 3,600 full-time equivalent employees globally.

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

If any of the following risks or uncertainties develops into actual events, these events could have a material effect on our business, financial condition or results of operations. In such case, the trading price of our Class A Common Shares could decline.

Changes in public and consumer tastes and preferences could reduce demand for our services and reduce profitability of our businesses.

Each of our networks provides content and services whose success is primarily dependent on widespread acceptance by the public. We must consistently create and distribute offerings that appeal to the prevailing consumer tastes at any point in time, which is difficult to predict and can change rapidly. The Company must invest substantial amounts in the production and marketing of its content before it learns whether such content will reach anticipated levels of popularity with consumers. The popularity of the Company’s content depends on many factors, only some of which are within the Company’s control. Examples include the popularity of competing content, the availability of alternative forms of leisure and entertainment activities, general economic conditions, the growing competition for consumer discretionary spending and the Company’s ability to maintain or develop strong brand awareness with key target audiences.

There is a premium on live viewers of content, including the quality of the audience, which is driven by viewer income and spending habits. The anticipated demographics which our advertising customers seek drives pricing strength, which could be negatively impacted should widespread customer acceptance of our content not occur.

Any event that could cast negative light on our entertainment personalities or negatively impact our brands and brand reputation could have a material impact on our earnings.

If we are unable to maintain distribution agreements at acceptable rates, packaging and terms, our revenues and profitability could be negatively affected.

We enter into multi-year contracts for our national television networks with distributors. Our long-term distribution arrangements enable us to reach a large percentage of households receiving multichannel video programming distribution across the United States. As these contracts expire, we must renew or renegotiate them. If we are unable to renew them on acceptable terms or at rates and/or packaging similar to those in other distribution contracts, we may lose distribution rights and/or distribution fee revenues.

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

The loss of a significant distribution arrangement on basic programming tiers could reduce distribution of our networks, thereby adversely affecting distribution revenues, subjecting certain of our intangible assets to possible impairments and potentially impacting our ability to sell advertising at acceptable rates.

Three of our networks that are carried on digital tiers are dependent upon the willingness of consumers to pay for such tiers, as well as our ability to negotiate favorable carriage agreements on widely accepted digital tiers.

Further consolidation among cable and satellite operators and telecommunications suppliers could adversely affect our revenues, profitability and financial condition of our businesses. Consolidation among distributors has given the largest cable and satellite operators considerable leverage in their relationship with content providers. The four largest distributors in the United States provide service to approximately 79.8 percent of U.S. paid television households receiving cable or satellite television service today.

Continued consolidation within the industry could reduce the number of distributors available to carry our programming, subject our distribution revenue to greater volume discounts and further increase the negotiating leverage of the cable and satellite operators and telecommunications suppliers, which could have an adverse effect on our financial condition or results of operations.

Additionally, deficiencies with the methodologies of audience measurement techniques on tablets, mobile devices and emerging technologies may adversely impact our ability to monetize the use of our content.

Service disruptions and/or the failure of communications relied on by the Company could have a negative impact on the profitability of our business.

Our business relies heavily on communications satellites and transmitter facilities to transmit our programming to distributors. Shutdowns of satellites and transmitter facilities or service disruptions pose significant risks to the Company’s operations. Such disruptions may be caused by power outages, natural disasters, extreme weather, terrorist attacks, failures or impairments of communication satellites or on-ground uplinks or downlinks used to transmit programming or other similar events. If a satellite is not able to transmit the Company’s programming, the Company may not be able to secure an alternative communication satellite in a timely manner because there are a limited number of communications satellites available for the transmission of programming. If such an event were to occur, there could be a disruption in the delivery of the Company’s programming, which could harm the Company’s reputation and adversely affect the Company’s results of operations.

Our networks face significant competitive pressures related to attracting consumers and advertisers. Failure by us to maintain our competitive advantage may affect the profitability of our networks.

We face substantial competition from alternative providers of similar services. Our national television networks compete for viewers with other broadcast and national television networks and with home video products and internet usage, as well as with other content providers for carriage of programming. Additionally, our national television networks compete for advertising revenues with a variety of other media alternatives, including other broadcast and national television networks, the internet, newspapers, radio stations and print media. Our websites compete for visitors and advertising dollars with other forms of media aimed at attracting similar audiences and, therefore, must provide popular content in order to maintain and increase site traffic. Competition may divert consumers from our services, which could reduce the profitability of our networks.

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

We face cybersecurity, information security, systems security, privacy and similar risks, which could result in the disclosure of confidential information, disruption of our programming services, damage to our brands and reputation, legal exposure and financial losses.

Our online, mobile and app offerings, as well as our internal systems, involve the storage and transmission of our and our users’ proprietary information. Additionally, we and our partners rely on various technology systems in connection with the production and distribution of our programming. Although we monitor our security measures regularly, they may be breached due to employee error, computer malware, viruses, hacking and phishing attacks or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive, private or confidential information in order to gain access to our data or our users’ data. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our or our users’ proprietary information, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services and/or significant legal and financial exposure, each of which could potentially have an adverse effect on our business.

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

Any event that could negatively impact our brands and brand reputation could have a material impact to our earnings.

We are subject to risks related to our international operations.

We have operations and investments in a number of foreign jurisdictions. The inherent economic risks of doing business in international markets that are beyond our control include, among other things (i) changes in the economic environment, (ii) changes in local regulatory requirements, including restrictions on content, imposition of local content quotas and restrictions on foreign ownership, (iii) differing degrees of protection for IP and varying attitudes towards the piracy of IP, (iv) exchange controls, tariffs and other trade barriers, (v) foreign taxation, (vi) anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations and changes in these laws and regulations, (vii) foreign privacy and data protection laws and regulation and changes in these laws, (viii) shifting consumer preferences regarding the viewing of video programming, (ix) corruption, (x) confiscation, (xi) currency inconvertibility, (xii) nationalization of assets and (xiii), in some markets, increased risk of economic and geopolitical instability. Additionally, the local currencies in which our international operations conduct their business could change in value relative to the U.S. Dollar (“USD”), exposing our results to exchange rate fluctuations.

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and prospects.

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

Our programming services and the distributors of our programming, including cable and satellite operators, telecommunication suppliers and other distributors, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations. For example, legislators and regulators continue to consider rules that would effectively require cable television operators to offer all programming on an à la carte basis, which would allow viewers to subscribe to individual networks rather than a package of networks, and/or require programmers to sell channels to distributors on an à la carte basis. Certain cable television operators and other distributors have already introduced tiers, or more targeted network packages, to their customers that may or may not include some or all of our networks. The unbundling of programming could reduce distribution of certain of our networks, thereby leading to reduced viewership and increased marketing expenses and affecting our ability to compete for or attract the same level of advertising dollars or distribution fees.

We could be subject to material liabilities as a result of changes in tax laws, regulations and policies

We are subject to taxation in the U.S. and numerous international jurisdictions. Our tax rates are impacted by the tax laws, regulations and policies in federal, state and local and international territories where our businesses operate and may be subject to significant change. In addition, our tax returns may be audited and settlements or litigation may occur. Such changes, audit settlements or litigation may result in the recognition of an additional charge to our income tax provision in the period and may adversely affect our effective income tax rate or require additional cash payments which may impact our operating results, cash flows and financial condition.

Changes in global economic conditions, economic conditions in the United States and the regional economies in which we operate or in specific industry sectors could adversely affect the profitability of our businesses.

Approximately 84.8 percent of our consolidated revenues in 2016 were derived from marketing and advertising spending in the United States, and approximately 13.0 percent of our consolidated revenues in 2016 were derived from marketing and advertising spending in Poland, including revenues from our advertising representation business in Poland. Advertising and marketing spending is sensitive to economic conditions and tends to decline in recessionary periods. A global or regional economic decline could reduce advertising prices and volume, resulting in a decrease in our advertising revenues.

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

Decreases in consumer discretionary spending in the U.S. and other countries where our networks are distributed may affect cable television and other video service subscriptions, in particular with respect to digital service tiers on which certain of our programming networks are carried. This could lead to a decrease in the number of subscribers receiving our programming from multi-channel video programming distributors, which could have a negative impact on our viewing subscribers and revenues from distribution fees. Similarly, a decrease in viewing subscribers would also have a negative impact on the number of viewers actually watching the programs on our programming networks, which could also impact the rates we are able to charge advertisers.

Economic conditions affect a number of aspects of our businesses worldwide and impact the businesses of our partners who purchase advertising on our networks and reduce their spending on advertising. Economic conditions can also negatively affect the ability of those with whom we do business to satisfy their obligations to us. The general worsening of current global economic conditions could adversely affect our business, financial condition or results of operations, and the worsening of economic conditions in certain parts of the world could impact the expansion and success of our businesses in such areas.

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

Increased costs associated with programming may adversely impact our ability to profitably produce new content.

Our business relies on our ability to profitably produce quality programming that is widely accepted by our target demographics. Our core business involves the production, marketing and distribution of lifestyle content, the costs of which can be significant. Our investments in original programming and development are significant and involve complex negotiations with multiple parties. These costs may not be recouped when the content is broadcast or distributed and higher costs may lead to decreased profitability or potential write-downs. Increased competition from new entrants into the market for development and production of original programming increases our content costs, as creating competing high quality, original content can require significant investment.

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

Increased volatility and disruptions in the U.S. and global financial and equity markets may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing. Our borrowing costs can be affected by short and long-term debt ratings assigned by independent ratings agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A low rating could increase our cost of borrowing or make it more difficult for us to obtain future financing. Unforeseeable changes in foreign currencies could negatively impact our results of operations and calculations of interest coverage and leverage ratios.

Foreign exchange rate fluctuations may adversely affect our operating results and financial condition.

We have significant operations in a number of foreign jurisdictions and certain of our operations are conducted and certain of our debt obligations are denominated in foreign currencies. The value of these currencies fluctuates relative to the USD. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations and net asset balances. There is no assurance that downward trending currencies will rebound or that stable currencies will remain unchanged in any period or for any specific market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own approximately 621,000 square feet of office space, including our corporate headquarters in Knoxville, TN and our TVN headquarters in Warsaw, Poland. Additionally, we lease approximately 820,000 square feet of other facilities to support our global operations in other locations, including New York, NY, Washington D.C., Miami, FL, London, England, Sao Paulo, Brazil and Singapore.

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

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above) and developments or assertions by or against us relating to IP rights and IP licenses could have a material effect on the Company’s business, financial condition and operating results.  No current legal matters are expected to result in a material loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Company

Our executive officers as of February 24, 2017 were as follows:

Name	Age	Position
Kenneth W. Lowe	66	Chairman, President and Chief Executive Officer (since July 2008); President, Chief Executive Officer and Director, The E.W. Scripps Company (2000 to 2008)
Lori A. Hickok	53

Executive Vice President, Chief Financial Officer (since February 2015); Executive Vice President, Finance (2010 to 2015); Senior Vice President, Finance (2008 to 2010); Vice President and Controller, The E. W. Scripps Company (2002 to 2008)

Burton Jablin	56

Chief Operating Officer (since September 2015); President, Scripps Networks (2013 to 2015); President, Home Category (2010 to 2013); President, HGTV (2008 to 2010); President HGTV, The E. W. Scripps Company (2001 to 2008)

Cynthia L. Gibson	52	Executive Vice President, Chief Legal Officer and Corporate Secretary (since December 2012); Executive Vice President, Legal Affairs (2009 to 2012)
Mark S. Hale	58

Executive Vice President, Global Operations and Chief Technology Officer (since February 2010); Senior Vice President, Technology Operations and Chief Technology Officer (2008 to 2010); Senior Vice President/Technology Operations, The E. W. Scripps Company (2006 to 2008)

Nello-John Pesci, Jr.	55

Executive Vice President, Chief Human Resources Officer (since February 2015); Executive Vice President, Human Resources (2014 to 2015); Senior Vice President, Human Resources (2010 to 2014); Global Human Resources Leader, The Procter & Gamble Company (1991 to 2010)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Shares are traded on the NASDAQ listing exchange under the ticker symbol “SNI.” As of January 31, 2017, there were approximately 71,800 owners of our Class A Common Shares based on security position listings and 80 owners of our Common Voting Shares, which do not have an established public trading market.

The following table reflects the range of high and low selling prices of our Class A Common Shares by quarterly period:

2016	High	Low
First quarter	$66.99	$50.81
Second quarter	$68.44	$58.73
Third quarter	$68.34	$59.32
Fourth quarter	$73.71	$60.63

2015	High	Low
First quarter	$77.65	$68.44
Second quarter	$72.11	$64.47
Third quarter	$68.45	$47.62
Fourth quarter	$62.30	$47.72

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to section 12 of the Exchange Act (i.e., our Class A Common Shares) during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/16 - 10/31/16	-	$-	-	$1,512,536,943
11/1/16 - 11/30/16	-	-	-	1,512,536,943
12/1/16 - 12/31/16	-	-	-	1,512,536,943
Total	-	$-	-	$1,512,536,943

Under the existing share repurchase programs (the “Repurchase Programs”), the Company is permitted to acquire up to a cumulative amount of $3,000.0 million of Class A Common Shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

There were no sales of unregistered equity securities during the year ended December 31, 2016.

Dividends

The Company paid a quarterly cash dividend of $0.25 per share, $0.23 per share and $0.20 per share for all four quarters in 2016, 2015 and 2014, respectively, to the shareholders of its Class A Common Shares and Common Voting Shares. The declaration and payment of dividends is evaluated by the Company’s Board. Future dividends are subject to, among other things, our earnings, financial condition and capital allocation requirements.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s Class A Common Shares with the comparable cumulative return of the S&P 500 index and a peer group of media companies (the “Peer Group Index”) for the five years ended December 31, 2016. The Peer Group Index is comprised of companies that engage in cable television programming as a significant portion of their business. However, some of the companies included in the Peer Group Index also engage in businesses in which the Company does not participate. The performance graph assumes that the value of the investment in our Class A Common Shares, the S&P 500 index and the Peer Group Index was $100 on December 31, 2011 and that all dividends were reinvested.

The Company previously included the NYSE index in its cumulative total return comparison. During 2016 we moved our exchange listing from the NYSE to the NASDAQ Global Select Market and we no longer consider NYSE to be a relevant comparison.

The companies that comprise the Peer Group Index include:

-AMC Networks, Inc.

-Discovery Communications, Inc.

-The Walt Disney Company

-Time Warner, Inc.

-Twenty-First Century Fox, Inc.

-Viacom, Inc.

The Peer Group Index is weighted based on market capitalization.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data required by this item is filed as part of this Form 10-K and incorporated into this Item 6 by reference. See Index to Consolidated Financial Statement Information of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations required by this item is filed as part of this Form 10-K and incorporated into this Item 7 by reference. See Index to Consolidated Financial Statement Information of this Form 10-K.

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

Information required by Item 10 of Form 10-K relating to directors is incorporated by reference to the material captioned “Election of Directors” in our definitive proxy statement (“Proxy Statement”) for the Annual Meeting of Shareholders. Information regarding Section 16(a) compliance is incorporated by reference to the material captioned “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement.

We have adopted a code of ethics that applies to all employees, officers and directors of SNI. We also have a Code of Business Conduct and Ethics for the CEO and Senior Financial Officers. These codes meet the requirements defined by Item 406 of Regulation S-K and the requirement of a code of business conduct and ethics under NASDAQ listing standards. Copies of our codes of ethics are posted on our website at www.scrippsnetworksinteractive.com. In addition, we will provide a printed copy of our code of ethics, free of charge, upon written request to: Investor Relations, Scripps Networks Interactive, Inc., 9721 Sherrill Blvd., Knoxville, TN  37932.

Information regarding our audit committee financial experts is incorporated by reference to the material captioned “Corporate Governance” in the Proxy Statement.

The Proxy Statement will be filed with the SEC in connection with our 2017 Annual Meeting of Shareholders.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the materials captioned “Proposal 4 – Ratification of Independent Registered Public Accountants” and “Related Party Transactions” in the Proxy Statement.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 24, 2017, are filed as part of this Form 10‑K. See Index to Consolidated Financial Statement Information.

(b) The Company’s consolidated supplemental schedule is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Schedules.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibits

The information required by this item appears in the Exhibits Index as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: February 24, 2017	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth W. Lowe	Chairman, President and	February 24, 2017
Kenneth W. Lowe	Chief Executive Officer
(Principal Executive Officer)

/s/ Lori A. Hickok	Executive Vice President, Chief Financial Officer	February 24, 2017
Lori A. Hickok	(Principal Financial and Accounting Officer)

/s/ Gina L. Bianchini	Director	February 24, 2017
Gina L. Bianchini

/s/ Michael R. Costa	Director	February 24, 2017
Michael R. Costa

/s/ David A. Galloway	Director	February 24, 2017
David A. Galloway

/s/ Donald E. Meihaus	Director	February 24, 2017
Donald E. Meihaus

/s/ Jarl Mohn	Director	February 24, 2017
Jarl Mohn

/s/ Richelle P. Parham	Director	February 24, 2017
Richelle P. Parham

/s/ Nicholas B. Paumgarten	Director	February 24, 2017
Nicholas B. Paumgarten

/s/ Mary Peirce	Director	February 24, 2017
Mary Peirce

/s/ Jeffrey Sagansky	Director	February 24, 2017
Jeffrey Sagansky

/s/ Wesley W. Scripps	Director	February 24, 2017
Wesley W. Scripps

/s/ Ronald W. Tysoe	Director	February 24, 2017
Ronald W. Tysoe

Selected Financial Data
Five-Year Financial Highlights
	Year ended December 31,
(in thousands, except per share data and cash dividends)	2016	2015 (9)	2014	2013	2012
Summary of Operations
Operating revenues (1)(3):
U.S. Networks	$2,871,424	$2,716,663	$2,588,357	$2,466,061	$2,257,625
International Networks	557,052	327,891	90,180	75,677	49,444
Corporate and Other	(27,041)	(26,327)	(13,081)	(10,929)	113
Total operating revenues	$3,401,435	$3,018,227	$2,665,456	$2,530,809	$2,307,182
Segment profit (loss) (1)(2)(3):
U.S. Networks	$1,413,450	$1,337,189	$1,268,417	$1,212,767	$1,128,639
International Networks	100,397	30,893	(41,854)	(17,535)	(2,290)
Corporate and Other	(112,373)	(122,391)	(104,802)	(92,772)	(85,476)
Total segment profit	$1,401,474	$1,245,691	$1,121,761	$1,102,460	$1,040,873
Net income attributable to SNI common shareholders (4)	$673,595	$606,828	$545,275	$505,070	$681,478
Per Share Data
Net income attributable to SNI common shareholders per share of common stock (4)
Basic	$5.20	$4.68	$3.86	$3.43	$4.48
Diluted	$5.18	$4.66	$3.83	$3.40	$4.44

Cash dividends declared	$1.00	$0.92	$0.80	$0.60	$0.48
Balance Sheet Data
Total assets	$6,200,294	$6,672,314	$4,657,481	$4,438,447	$4,138,798
Total debt (5)(6)(7)(8)(10)	$3,202,386	$4,010,272	$2,369,254	$1,384,488	$1,384,216

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

(2) Segment profit is a supplemental financial measure. Our CODM evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we refer to as segment profit. Segment profit is defined as operating income excluding depreciation, amortization and goodwill write-downs. Because segment profit is based on operating income, it excludes interest expense, equity in earnings of affiliates, gain on derivatives, gain on sale of investments, other miscellaneous non-operating expenses and income taxes, which are included in net income determined in accordance with GAAP. For a reconciliation of this financial measure to operating income, see “Business Segment Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3) As a result of the acquisition of N-Vision B.V., a Dutch Limited Liability Company (“N-Vision”) (see Note 4 – Acquisitions), our international operating segment became significant. Therefore, the Company has two reportable segments: U.S. Networks and International Networks. As a result of the above-mentioned changes, certain prior period segment results have been recast to reflect the current presentation.

(4) Our income tax provision in 2012 reflects a $213.0 million income tax benefit as a result of the reversal of valuation allowances on deferred tax assets related to capital loss carry-forwards. Previously, we had estimated that it would be unable to use any of the capital loss carry-forwards generated from the sale of our Shopzilla and uSwitch businesses.  As a consequence of a restructuring that was completed to achieve a more efficient tax structure, the Company recognized a $574.0 million capital gain that utilized substantially all of its capital loss carry-forwards.  This income tax benefit was partially offset by $23.1 million of state income tax expenses recognized on the capital gain that utilized these capital loss carry-forwards.

(5) In December 2009, we acquired a 65.0 percent controlling interest in Travel Channel. In connection with this acquisition, we completed a private placement of $885.0 million aggregate principal amount of 3.55% Senior Notes (the “2015 Notes”) that matured and were repaid in 2015.

(6) In 2011, we completed the sale of $500.0 million aggregate principal amount of 2.70% Senior Notes due 2016 (the “2016 Notes”). The 2016 Notes matured and were repaid in 2016.

(7) In November 2014, we completed the sale of $500.0 million aggregate principal amount of 2.75% Senior Notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 3.90% Senior Notes due 2024 (the “2024 Notes”).

(8) In May 2015, we amended our revolving credit facility (“Amended Revolving Credit Facility”) to permit borrowings up to an aggregate principal amount of $900.0 million, which may be increased to $1,150 million at our option.  In June 2015, we completed the sale of $600.0 million aggregate principal amount of 2.80% Senior Notes due 2020 (the “2020 Notes”), $400.0 million aggregate principal amount of 3.50% Senior Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of 3.95% Senior Notes due 2025 (the “2025 Notes”). Also during June 2015, we entered into a $250.0 million senior unsecured loan (“Term Loan”) that matures in June 2017.

On September 15, 2015, TVN executed a partial pre-payment of the 2020 TVN Notes totaling €45.1 million, comprised of principal of €43.0 million, accrued interest of €0.8 million and premium of €1.3 million.

On November 16, 2015, TVN Finance Corporation III AB (“TVN Finance Corp.”), an indirect wholly-owned subsidiary of the Company, executed a second partial pre-payment of the 2020 TVN Notes totaling €45.6 million, comprised of principal of €43.0 million, accrued interest of €1.3 million and premium of €1.3 million. At December 31, 2015, €344.0 million was outstanding on the 2020 TVN Notes.

On November 16, 2015, TVN Finance Corp. executed a full early redemption of 7.88% Senior Notes due 2018 (the “2018 TVN Notes”) totaling €118.9 million, comprised of principal of €116.6 million, accrued interest of a nominal amount and premium of €2.3 million. An additional €4.6 million was paid simultaneously in fulfillment of the November 15 coupon payment due.

On September 20, 2016, TVN Finance Corp. executed a third partial pre-payment of the 2020 TVN Notes totaling €45.1 million, comprised of principal of €43.0 million, accrued interest of €0.8 million and premium of €1.3 million.

On December 15, 2016, TVN Finance Corp. executed a full early redemption for the balance of the 2020 TVN Notes outstanding totaling €323.2 million, comprised of principal of €301.0 million, accrued interest of €11.1 million and premium of €11.1 million.

(9) 2015 includes activity related to the TVN Transactions.

(10) In connection with the adoption of the FASB guidance on Imputation of Interest, we reclassified $10.2 million from other non-current assets to debt (less current portion) in 2014 and an immaterial amount from other non-current assets to current portion of debt in 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements and the notes thereto. This discussion should be read in conjunction with those financial statements.

Overview

We are a global media company with respected high-profile brands and are a leading developer of lifestyle-oriented content, providing primarily home, food, travel and other lifestyle-related programming. Our content is distributed via multiple methods, including television, the internet, digital platforms and licensing arrangements. The SNI portfolio of networks includes HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country within and outside the United States, with the exception of Great American Country, which is only distributed in the United States, and Fine Living, AFC and TVN’s portfolio of networks outside the United States. Additionally, outside the United States, we participate in UKTV, a joint venture with the BBC. Our businesses engage audiences and efficiently serve advertisers by producing and delivering entertaining and highly-useful content that focuses on specifically-defined topics of interest.

The growth of our international business, through acquisition and joint ventures, as well as organically, has been, and continues to be, a strategic priority for the Company. During the fourth quarter of 2016, we launched Cooking Channel in Canada, marking the first time we distributed this network outside the United States and Caribbean. Also in the fourth quarter of 2016, we launched HGTV in the Middle East and North Africa. In the second quarter of 2016, we launched HGTV as a free-to-air channel in New Zealand as a first-of-its-kind offering in the region. During 2015, we acquired TVN, a Polish media company, which operates a portfolio of 13 free-to-air and pay-TV lifestyle and entertainment networks. Also in 2015, we launched Travel Channel as a 24/7 free-to-air channel in the UK; expanded distribution of Food Network across Latin America and HGTV in APAC; launched Food Network in Australia in partnership with SBS; secured a large volume output deal with Nine in Australia to launch Food Network and HGTV-branded blocks on newly-launched 9LIFE, Australia’s first free-to-air lifestyle network.

Consolidated operating revenues increased $383.2 million, or 12.7 percent, in 2016 compared with 2015 and $352.8 million, or 13.2 percent, in 2015 compared with 2014. The growth in year-over-year consolidating operating revenues in 2016 compared with 2015 was partially attributed to the inclusion of TVN’s results for the entire twelve months in 2016 compared with only six months in 2015, while the growth in year-over-year consolidated operating revenues in 2015 compared with 2014 was partially attributed to the inclusion of TVN’s results for six months in 2015 compared with not at all in 2014. Consolidated income from operations before income taxes increased $155.9 million, or 13.9 percent, in 2016 compared with 2015, primarily driven by the flow through of the 12.7 percent increase in consolidated operating revenues and a $191.8 million gain on sale of investments, partially offset by a $32.4 million reduction in gain on derivatives and $21.4 million of incremental interest expense in 2016. Consolidated income from operations before income taxes increased $94.0 million, or 9.1 percent, in 2015 compared with 2014, primarily driven by the flow through of the 13.2 percent increase in consolidated operating revenues and a $47.4 million increase in gain on derivatives, more than offset by $55.4 million of incremental interest expense in 2015.

Although the international business experienced growth, primarily through the acquisition of TVN, U.S. Networks continues to account for the majority of the Company’s performance. U.S. Networks generated operating revenues of $2,871.4 million, representing 84.4 percent of consolidated operating revenues, for the year ended December 31, 2016 compared with $2,716.7 million, representing 90.0 percent of consolidated operating revenues, for the year ended December 31, 2015 and $2,588.4 million, representing 97.1 percent of consolidated operating revenues, for the year ended December 31, 2014.

The reduced contribution of U.S. Networks’ operating revenues as a percentage of consolidated operating revenues in 2016 compared with the same periods in 2015 and 2014 was primarily driven by the inclusion of TVN’s results for the entire twelve months in 2016, only six months in 2015 and not at all in 2014.

International Networks generated operating revenues of $557.1 million, representing 16.4 percent of consolidated operating revenues, for the year ended December 31, 2016 compared with $327.9 million, representing 10.9 percent of consolidated operating revenues, for the year ended December 31, 2015 and $90.2 million, representing 3.4 percent of consolidated operating revenues, for the year ended December 31, 2014.

The increased contribution of International Networks’ operating revenues as a percentage of consolidated operating revenues in 2016 compared with the same periods in 2015 and 2014 was primarily driven by the inclusion of TVN’s results for the entire twelve months in 2016, only six months in 2015 and not at all in 2014.

Results of Operations

Consolidated Results of Operations

2016 Compared with 2015

	Year ended December 31,
( in thousands)	2016	2015	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$2,416,403	$2,062,530	$353,873	17.2%
Distribution	894,367	874,984	19,383	2.2%
Other	90,665	80,713	9,952	12.3%
Total operating revenues	3,401,435	3,018,227	383,208	12.7%
Operating expenses:
Cost of services, excluding depreciation and amortization	1,193,228	987,357	(205,871)	(20.9)%
Selling, general and administrative	806,733	785,179	(21,554)	(2.7)%
Depreciation	71,559	73,112	1,553	2.1%
Amortization	123,442	68,647	(54,795)	(79.8)%
Goodwill write-down	57,878	-	(57,878)	NM
Total operating expenses	2,252,840	1,914,295	(338,545)	(17.7)%
Operating income	1,148,595	1,103,932	44,663	4.0%
Interest expense, net	(129,441)	(108,047)	(21,394)	(19.8)%
Equity in earnings of affiliates	71,382	80,916	(9,534)	(11.8)%
Gain on derivatives	17,868	50,256	(32,388)	(64.4)%
Gain on sale of investments	191,824	-	191,824	NM
Miscellaneous, net	(22,450)	(5,193)	(17,257)	(332.3)%
Income from operations before income taxes	1,277,778	1,121,864	155,914	13.9%
Provision for income taxes	430,330	343,391	(86,939)	(25.3)%
Net income	847,448	778,473	68,975	8.9%
Less: net income attributable to non-controlling interests	(173,853)	(171,645)	(2,208)	(1.3)%
Net income attributable to SNI	$673,595	$606,828	$66,767	11.0%

Consolidated operating revenues increased $383.2 million, or 12.7 percent, for the year ended December 31, 2016 compared with the same period in 2015, primarily attributed to the inclusion of TVN’s results for the entire twelve months in 2016 as well as growth in both advertising sales and distribution fees revenues. Consolidated advertising sales increased $353.9 million, or 17.2 percent, in 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN’s results for the entire twelve months in 2016 as well as strong pricing in the U.S. market. Consolidated advertising sales represented 71.0 percent and 68.3 percent of consolidated total operating revenues in 2016 and 2015, respectively.

Consolidated advertising sales growth was supplemented with consolidated distribution fees growth of $19.4 million, or 2.2 percent, in 2016 compared with the respective period in 2015, also primarily driven by the inclusion of TVN’s results for the entire twelve months in 2016 as well as negotiated contractual rate increases partially offset by a rate equalization resulting from the consolidation of certain distributor agreements and a decrease in the number of subscribers receiving our networks. Consolidated distribution fees represented 26.3 percent and 29.0 percent of consolidated total operating revenues in 2016 and 2015, respectively.

Cost of services, which consists of program amortization and costs associated with distributing our content, increased $205.9 million, or 20.9 percent, for the year ended December 31, 2016 compared with the respective period in 2015, inclusive of TVN’s results for the entire twelve months in 2016. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, increased $151.0 million, or 19.3 percent, in 2016 compared with the same period in 2015, reflecting our continued investment in the improved quality and variety of programming on our networks and higher than normal program impairments. Cost of services included $5.5 million of costs related to the integration of our domestic networks (the “Reorganization”) incurred during 2016, while $2.8 million of costs related to the closure of the Cincinnati office and elimination of certain roles within the Company (the “Restructuring Plan”) were incurred during 2015.

Selling, general and administrative, which primarily consists of employee costs, marketing and advertising expenses, administrative costs and costs of facilities, increased $21.6 million, or 2.7 percent, for the year ended December 31, 2016 compared with the respective period in 2015, inclusive of TVN’s results for the entire twelve months in 2016. Selling, general and administrative included $15.1 million of TVN transaction and integration related expenses and $10.8 million of Reorganization costs incurred during 2016. Selling, general and administrative included $28.2 million of TVN transaction and integration related expenses, $13.3 million of costs related to the Restructuring Plan and $3.2 million of Reorganization costs incurred during 2015.

Amortization, which reflects the expense associated with intangible assets, primarily identified through business acquisitions, increased $54.8 million, or 79.8 percent, for the year ended December 31, 2016 compared with the same period in 2015, primarily driven by the long-lived assets recognized as a result of the Acquisition as well as $15.9 million of accelerated amortization related to the write-down of certain long-lived intangible assets in our APAC reporting unit within International Networks.

Goodwill write-down increased $57.9 million for the year ended December 31, 2016 compared with the same period in 2015 as a result of the impairment of the APAC and EMEA reporting units within International Networks.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest expense, net increased $21.4 million, or 19.8 percent, for the year ended December 31, 2016 compared with the same period in 2015 due to higher average debt levels. We increased our borrowing activity in the second quarter of 2015 to generate funds necessary to complete the Acquisition, a tender offer (the “Tender Offer”) and subsequent squeeze-out (the “Squeeze-out”), together the “Transactions.” The additional debt included the 2020 Notes, the 2022 Notes and the 2025 Notes, as well as the Term Loan, all of which were outstanding the entire twelve months in 2016 and approximately seven months in 2015. Interest expense, net also includes interest income of $7.2 million and $6.9 million in 2016 and 2015, respectively, primarily related to the UKTV note.

Equity in earnings of affiliates, which represents the proportionate share of net income or loss from each of our equity method investments, decreased $9.5 million, or 11.8 percent, for the year ended December 31, 2016 compared with the same period in 2015, primarily driven by the sale of our 7.3 percent equity interest in Fox BRV Southern Sports Holdings (“Fox Sports South”) in the first quarter of 2016. Included in equity in earnings of affiliates is our proportionate 50.0 percent share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $46.0 million and $46.5 million proportionate share of UKTV’s results in 2016 and 2015, respectively, which were reduced by amortization of $12.9 million and $16.8 million in 2016 and 2015, respectively. Equity in earnings of affiliates also included profits of $7.4 million and losses of $0.7 million related to nC+ and Onet, TVN’s equity investments, in 2016 and 2015, respectively, which were reduced by amortization of $0.9 million and $4.9 million in 2016 and 2015, respectively.

Gain on derivatives represents realized and unrealized positions on derivative contracts, primarily related to foreign currency hedges. We recognized a $32.4 million, or 64.4 percent, decrease in net gains for the year ended December 31, 2016 compared with the same period in 2015, primarily as a result of various foreign currency hedge contracts executed for the Transactions in 2015.

Gain on sale of investments totaled $191.8 million for the year ended December 31, 2016, with a $208.2 million gain from the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016, partially offset by a $16.4 million loss incurred on the sale of a cost method investment in the second quarter of 2016.

Miscellaneous, net includes foreign currency exchange transaction gains and losses, which represented a $16.1 million net loss for the year ended December 31, 2016 compared with a $22.4 million net loss in the same period in 2015 and the $10.7 million impact of the write-down associated with a certain equity method investment in 2016. Also included in miscellaneous, net is a $6.7 million and $8.3 million gain on extinguishment of debt in 2016 and 2015, respectively, related to the pre-payments of the 2020 TVN Notes in 2016 and to the pre-payment of the 2018 TVN Notes and the 2021 PIK Notes and to the partial pre-payment of the 2020 TVN Notes in 2015.

Our effective tax rate was 33.7 percent for the year ended December 31, 2016 compared with 30.6 percent for the respective period in 2015, primarily attributable to a combination of unfavorable and favorable tax settlements that occurred in 2016 and 2015, respectively, and the goodwill write-down in 2016, which was not deductible for income tax purposes.

Non-controlling owners hold a 31.3 percent interest in the Food Network Partnership (the “Partnership”). The non-controlling owners’ proportionate share of the results of this business are captured in the net income attributable to non-controlling interests caption within the consolidated statements of operations and represents the continued profitability of the Partnership.

Consolidated Results of Operations

2015 Compared with 2014

	Year ended December 31,
( in thousands)	2015	2014	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$2,062,530	$1,816,388	$246,142	13.6%
Distribution	874,984	799,178	75,806	9.5%
Other	80,713	49,890	30,823	61.8%
Total operating revenues	3,018,227	2,665,456	352,771	13.2%
Operating expenses:
Cost of services, excluding depreciation and amortization	987,357	778,896	(208,461)	(26.8)%
Selling, general and administrative	785,179	764,799	(20,380)	(2.7)%
Depreciation	73,112	73,849	737	1.0%
Amortization	68,647	55,603	(13,044)	(23.5)%
Total operating expenses	1,914,295	1,673,147	(241,148)	(14.4)%
Operating income	1,103,932	992,309	111,623	11.2%
Interest expense, net	(108,047)	(52,687)	(55,360)	(105.1)%
Equity in earnings of affiliates	80,916	85,631	(4,715)	(5.5)%
Gain on derivatives	50,256	2,810	47,446	NM
Miscellaneous, net	(5,193)	(212)	4,981	NM
Income from operations before income taxes	1,121,864	1,027,851	94,013	9.1%
Provision for income taxes	343,391	301,043	(42,348)	(14.1)%
Net income	778,473	726,808	51,665	7.1%
Less: net income attributable to non-controlling interests	(171,645)	(181,533)	9,888	5.4%
Net income attributable to SNI	$606,828	$545,275	$61,553	11.3%

Consolidated operating revenues increased $352.8 million, or 13.2 percent, for the year ended December 31, 2015 compared with the same period in 2014, primarily attributed to the inclusion of TVN’s results for six months in 2015 as well as growth in both advertising sales and distribution fees revenues from our domestic television networks. Consolidated advertising sales increased $246.1 million, or 13.6 percent, in 2015 compared with the respective period in 2014, primarily driven by the inclusion of TVN’s results for six months in 2015 as well as strong pricing in the U.S. market. Consolidated advertising sales represented 68.3 percent and 68.1 percent of consolidated total operating revenues in 2015 and 2014, respectively.

Consolidated advertising sales growth was supplemented with consolidated distribution fees growth of $75.8 million, or 9.5 percent, in 2015 compared with the respective period in 2014, also primarily driven by the inclusion of TVN’s results for six months in 2015 as well as negotiated contractual rate increases partially offset by a decrease in the number of subscribers receiving our networks. Consolidated distribution fees represented 29.0 percent and 30.0 percent of consolidated total operating revenues in 2015 and 2014, respectively.

Cost of services increased $208.5 million, or 26.8 percent, for the year ended December 31, 2015 compared with the respective period in 2014, inclusive of TVN’s results for six months in 2015. Program amortization increased $162.2 million, or 26.1 percent, in 2015 compared with the same period in 2014, reflecting our continued investment in the improved quality and variety of programming on our networks and higher than normal program impairments. Cost of services included $2.8 million of costs related to the Restructuring Plan incurred during 2015, while $3.9 million of costs reacted to the Restructuring Plan were incurred during 2014.

Selling, general and administrative increased $20.4 million, or 2.7 percent, for the year ended December 31, 2015 compared with the respective period in 2014, inclusive of TVN’s results for six months in 2015. Selling, general and administrative included $28.2 million of TVN transaction and integration related expenses, $13.3 million of costs related to the Restructuring Plan and $3.2 million of Reorganization costs incurred during 2015. Selling, general and administrative included $10.5 million of costs related to the Restructuring Plan and $9.7 million related to contract termination costs incurred during 2014.

Amortization increased $13.0 million, or 23.5 percent, for the year ended December 31, 2015 compared with the same period in 2014, primarily driven by the long-lived assets recognized as a result of the Acquisition.

Interest expense, net increased $55.4 million, or 105.1 percent, for the year ended December 31, 2015 compared with the same period in 2014 due to higher average debt levels. At December 31, 2014, we had the 2015 Notes outstanding throughout 2014 that were repaid in January 2015 and the 2016 Notes that were outstanding throughout all of 2014 and 2015. In November 2014, we issued the 2019 Notes and the 2024 Notes. Additionally, we increased our borrowing activity in the second quarter of 2015 to generate funds necessary to complete the Transactions. The additional debt included the 2020 Notes, the 2022 Notes and the 2025 Notes, as well as the Term Loan, all of which were outstanding for approximately seven months in 2015 and not at all in 2014. We also assumed debt as part of the Transactions, including the 2018 TVN Notes, the 2020 TVN Notes, an outstanding revolving credit facility (the “TVN Facility”) and a cash loan (the “Cash Loan”). Interest expense, net also includes interest income of $6.9 million and $6.7 million in 2015 and 2014, respectively, primarily related to the UKTV note.

Equity in earnings of affiliates decreased $4.7 million, or 5.5 percent, for the year ended December 31, 2015 compared with the same period in 2014. Included in equity in earnings of affiliates is our proportionate 50.0 percent share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $46.5 million and $44.5 million proportionate share of UKTV’s results in 2015 and 2014, respectively, which were reduced by amortization of $16.8 million and $19.0 million in 2015 and 2014, respectively. Equity in earnings of affiliates also included a loss of $0.7 million related to nC+ and Onet, TVN’s equity investments, in 2015, which was reduced by amortization of $4.9 million in 2015.

Gain on derivatives represents realized and unrealized positions on derivative contracts, primarily related to foreign currency hedge contracts. We recognized a $47.4 million increase in net gains for the year ended December 31, 2015 compared with the same period in 2014, primarily as a result of various foreign currency hedge contracts executed for the Transactions in 2015.

Miscellaneous, net includes foreign currency exchange transaction gains and losses, which represented a $22.4 million net loss for the year ended December 31, 2015 compared with a $4.2 million net loss in the same period in 2014. Also included in miscellaneous, net is an $8.3 million gain on extinguishment of debt related to the pre-payment of the 2018 TVN Notes and the 2021 PIK Notes and to the partial pre-payment of the 2020 TVN Notes in 2015.

Our effective tax rate was 30.6 percent for the year ended December 31, 2015 compared with 29.3 percent for the respective period in 2014, primarily driven by a decrease in the tax impact of our non-controlling interest benefit in 2015, state taxes in connection with changes in state tax laws and rates enacted in 2015 and certain non-deductible expenses incurred in 2015 related to the Transactions.

Business Segment Results

As discussed in Note 21-Segment Information to the consolidated financial statements, our CODM evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we refer to as segment profit. Segment profit is defined as operating income excluding depreciation, amortization and goodwill write-downs. Because segment profit is based on operating income, it excludes interest expense, equity in earnings of affiliates, gain on derivatives, gain on sale of investments, other miscellaneous non-operating expenses and income taxes, which are items included in net income determined in accordance with GAAP.

Depreciation and amortization charges are a result of decisions made in prior periods regarding the allocation of resources and are, therefore, excluded from segment profit. Also excluded from segment profit are financing, tax structuring and acquisition and divestiture decisions, which are generally made by corporate executives. Excluding these items from the performance measure of our businesses enables management to evaluate operating performance based on current economic conditions and decisions made by the managers of the businesses in the current period.

Total segment profit is the aggregate of the segment profit for each of our two reportable segments. Total segment profit is a financial measure that is not intended to replace operating income, the most directly comparable GAAP financial measure.  Our management believes that total segment profit is a useful measure of the operating profitability of our business since the measure allows for an evaluation of the performance of our segments without regard to the effect of interest, depreciation and amortization and certain other items. For this reason, operating performance measures, such as total segment profit, are used by analysts and investors in our industry. Total segment profit is not a measure of consolidated operating results under GAAP and should not be considered superior to, as a substitute for or as an alternative to, operating income or any other measure of consolidated operating results under GAAP.

Information regarding the operating performance of our business segments, including a reconciliation of segment profit to operating income determined in accordance with GAAP, is as follows:

	Year ended December 31,
(in thousands)	2016	2015	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
U.S. Networks	$2,871,424	$2,716,663	$154,761	5.7%
International Networks	557,052	327,891	229,161	69.9%
Corporate and Other	(27,041)	(26,327)	(714)	(2.7)%
Total operating revenues	3,401,435	3,018,227	383,208	12.7%
Cost of services, excluding depreciation and amortization	1,193,228	987,357	(205,871)	(20.9)%
Selling, general and administrative	806,733	785,179	(21,554)	(2.7)%
Total segment profit	1,401,474	1,245,691	155,783	12.5%
Depreciation	71,559	73,112	1,553	2.1%
Amortization	123,442	68,647	(54,795)	(79.8)%
Goodwill write-down	57,878	-	(57,878)	NM
Operating income	1,148,595	1,103,932	44,663	4.0%
Interest expense, net	(129,441)	(108,047)	(21,394)	(19.8)%
Equity in earnings of affiliates	71,382	80,916	(9,534)	(11.8)%
Gain on derivatives	17,868	50,256	(32,388)	(64.4)%
Gain on sale of investments	191,824	-	191,824	NM
Miscellaneous, net	(22,450)	(5,193)	(17,257)	(332.3)%
Income from operations before income taxes	$1,277,778	$1,121,864	$155,914	13.9%
Segment profit (loss):
U.S. Networks	$1,413,450	$1,337,189	$76,261	5.7%
International Networks	100,397	30,893	69,504	225.0%
Corporate and Other	(112,373)	(122,391)	10,018	8.2%
Total segment profit	$1,401,474	$1,245,691	$155,783	12.5%

	Year ended December 31,
(in thousands)	2015	2014	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
U.S. Networks	$2,716,663	$2,588,357	$128,306	5.0%
International Networks	327,891	90,180	237,711	263.6%
Corporate and Other	(26,327)	(13,081)	(13,246)	(101.3)%
Total operating revenues	3,018,227	2,665,456	352,771	13.2%
Cost of services, excluding depreciation and amortization	987,357	778,896	(208,461)	(26.8)%
Selling, general and administrative	785,179	764,799	(20,380)	(2.7)%
Total segment profit	1,245,691	1,121,761	123,930	11.0%
Depreciation	73,112	73,849	737	1.0%
Amortization	68,647	55,603	(13,044)	(23.5)%
Operating income	1,103,932	992,309	111,623	11.2%
Interest expense, net	(108,047)	(52,687)	(55,360)	(105.1)%
Equity in earnings of affiliates	80,916	85,631	(4,715)	(5.5)%
Gain on derivatives	50,256	2,810	47,446	NM
Miscellaneous, net	(5,193)	(212)	(4,981)	NM
Income from operations before income taxes	$1,121,864	$1,027,851	$94,013	9.1%
Segment profit (loss):
U.S. Networks	$1,337,189	$1,268,417	$68,772	5.4%
International Networks	30,893	(41,854)	72,747	(173.8)%
Corporate and Other	(122,391)	(104,802)	(17,589)	(16.8)%
Total segment profit	$1,245,691	$1,121,761	$123,930	11.0%

U.S. Networks

U.S. Networks includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and digital businesses serving home, food, travel and other lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Lifestyle Studios. We own 100.0 percent of each of our networks, with the exception of Food Network and Cooking Channel, of which we own 68.7 percent. Each of our networks is distributed by cable and satellite operators, telecommunication suppliers and other digital service providers.

U.S Networks’ Results of Operations

2016 Compared with 2015

	Year ended December 31,
(in thousands)	2016	2015	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Segment operating revenues:
Advertising	$2,029,095	$1,851,574	$177,521	9.6%
Distribution	785,849	800,134	(14,285)	(1.8)%
Other	56,480	64,955	(8,475)	(13.0)%
Segment operating revenues	2,871,424	2,716,663	154,761	5.7%
Cost of services, excluding depreciation and amortization	887,554	794,387	(93,167)	(11.7)%
Selling, general and administrative	570,420	585,087	14,667	2.5%
Segment profit	1,413,450	1,337,189	76,261	5.7%
Depreciation	59,298	59,428	130	0.2%
Amortization	40,220	40,166	(54)	(0.1)%
Segment operating income	$1,313,932	$1,237,595	$76,337	6.2%

Supplemental segment information:
Equity in earnings of affiliates	$23,943	$43,851	$(19,908)	(45.4)%
Program amortization	$783,310	$696,232	$(87,078)	(12.5)%
Program payments	$746,415	$764,154	$17,739	2.3%
Capital expenditures	$45,865	$40,120	$(5,745)	(14.3)%

U.S. Networks generated operating revenues of $2,871.4 million, an increase of $154.8 million, or 5.7 percent, for the year ended December 31, 2016 compared with the same period of 2015, with $177.5 million, or 9.6 percent, growth in advertising sales during 2016 compared with the respective period in 2015, primarily driven by strong pricing. U.S. Networks’ advertising sales represented 70.7 percent and 68.2 percent of U.S. Networks’ total operating revenues in 2016 and 2015, respectively.

Advertising sales growth was partially offset by a decline in distribution fees of $14.3 million, or 1.8 percent, in 2016 compared with the respective period in 2015, primarily driven by a rate equalization resulting from the consolidation of certain distributor agreements and a decrease in the number of subscribers receiving our networks, partially offset by negotiated contractual rate increases and revenues generated from new over-the-top and digital entrants, such as those providers streaming on-demand services. U.S. Networks’ distribution fees represented 27.4 percent and 29.5 percent of U.S. Networks’ total operating revenues in 2016 and 2015, respectively.

Cost of services increased $93.2 million, or 11.7 percent, for the year ended December 31, 2016 compared with the respective period in 2015. Program amortization increased $87.1 million, or 12.5 percent, in 2016 compared with the same period in 2015 and represented 50.3 percent and 47.1 percent of US Networks’ total operating expenses in 2016 and 2015, respectively. The year-over-year fluctuation in program amortization was impacted by higher than normal program impairments that totaled $90.1 million in 2016 and $69.8 million in 2015. Cost of services included $5.5 million of Reorganization costs incurred during 2016, while $2.8 million of costs related to the Restructuring Plan were incurred during 2015.

Selling, general and administrative decreased $14.7 million, or 2.5 percent, for the year ended December 31, 2016 compared with the respective period in 2015. Selling, general and administrative included $5.0 million of Reorganization costs incurred during 2016, while $5.8 million of costs related to the Restructuring Plan and $3.1 million of Reorganization costs were incurred during 2015.

Equity in earnings of affiliates decreased $19.9 million, or 45.4 percent, for the year ended December 31, 2016 compared with the same period in 2015, primarily driven by the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016.

U.S. Networks’ Supplemental Information

2016 Compared with 2015

	Year ended December 31,
(in thousands)	2016	2015	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues by network:
HGTV	$1,089,616	$1,007,706	$81,910	8.1%
Food Network	932,617	891,578	41,039	4.6%
Travel Channel	321,209	309,157	12,052	3.9%
DIY Network	167,944	167,421	523	0.3%
Cooking Channel	141,218	134,783	6,435	4.8%
Great American Country	29,496	30,487	(991)	(3.3)%
Digital	149,815	136,932	12,883	9.4%
Other	41,259	42,953	(1,694)	(3.9)%
Intrasegment eliminations	(1,750)	(4,354)	2,604	NM
Total segment operating revenues	$2,871,424	$2,716,663	$154,761	5.7%

U.S Networks’ Results of Operations

2015 Compared with 2014

	Year ended December 31,
(in thousands)	2015	2014	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Segment operating revenues:
Advertising	$1,851,574	$1,787,647	$63,927	3.6%
Distribution	800,134	755,950	44,184	5.8%
Other	64,955	44,760	20,195	45.1%
Segment operating revenues	2,716,663	2,588,357	128,306	5.0%
Cost of services, excluding depreciation and amortization	794,387	717,867	(76,520)	(10.7)%
Selling, general and administrative	585,087	602,073	16,986	2.8%
Segment profit	1,337,189	1,268,417	68,772	5.4%
Depreciation	59,428	64,490	5,062	7.8%
Amortization	40,166	48,318	8,152	16.9%
Segment operating income	$1,237,595	$1,155,609	$81,986	7.1%

Supplemental segment information:
Equity in earnings of affiliates	$43,851	$42,613	$1,238	2.9%
Program amortization	$696,232	$606,690	$(89,542)	(14.8)%
Program payments	$764,154	$705,817	$(58,337)	(8.3)%
Capital expenditures	$40,120	$50,042	$9,922	19.8%

U.S. Networks generated operating revenues of $2,716.7 million, an increase of $128.3 million, or 5.0 percent, for the year ended December 31, 2015 compared with the same period in 2014, with growth in both advertising sales and distribution fees revenues. U.S. Networks’ operating revenues included a $63.9 million, or 3.6 percent, growth in advertising sales during 2015 compared with the respective period in 2014, primarily driven by strong pricing. U.S. Networks’ advertising sales represented 68.2 percent and 69.1 percent of U.S. Networks’ total operating revenues in 2015 and 2014, respectively.

Advertising sales growth was supplemented with distribution fees growth of $44.2 million, or 5.8 percent, in 2015 compared with the respective period in 2014, primarily driven by negotiated contractual rate increases, slightly offset by a decrease in the number of subscribers receiving our networks. U.S. Networks’ total distribution fees represented 29.5 percent and 29.2 percent of U.S. Networks’ total operating revenues in 2015 and 2014, respectively.

Cost of services increased $76.5 million, or 10.7 percent, for the year ended December 31, 2015 compared with the respective period in 2014. Program amortization increased $89.5 million, or 14.8 percent, in 2015 compared with the same period in 2014 and represented 47.1 percent and 42.3 percent of US Networks’ total operating expenses in 2015 and 2014, respectively. The year-over-year fluctuation in program amortization was impacted by program impairments that totaled $69.8 million in 2015 and $38.4 million in 2014. Cost of services included $2.8 million and $3.9 million of costs related to the Restructuring Plan incurred during 2015 and 2014, respectively.

Selling, general and administrative decreased $17.0 million, or 2.8 percent, for the year ended December 31, 2015 compared with the respective period in 2014. Selling, general and administrative included $5.8 million of costs related to the Restructuring Plan and $3.1 million of Reorganization costs incurred during 2015, while $8.2 million of costs related to the Restructuring Plan were incurred during 2014. The 2.8 percent decrease in selling, general and administrative in 2015 reflects the benefit of reduced on-going employee costs associated with the Restructuring Plan.

U.S. Networks’ Supplemental Information

2015 Compared with 2014

	Year ended December 31,
(in thousands)	2015	2014	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues by network:
HGTV	$1,007,706	$938,475	$69,231	7.4%
Food Network	891,578	888,533	3,045	0.3%
Travel Channel	309,157	314,199	(5,042)	(1.6)%
DIY Network	167,421	152,094	15,327	10.1%
Cooking Channel	134,783	120,835	13,948	11.5%
Great American Country	30,487	30,154	333	1.1%
Digital	136,932	122,062	14,870	12.2%
Other	42,953	27,547	15,406	55.9%
Intrasegment eliminations	(4,354)	(5,542)	1,188	NM
Total segment operating revenues	$2,716,663	$2,588,357	$128,306	5.0%

International Networks

International Networks includes the TVN portfolio of networks and other lifestyle-oriented networks available in the UK, EMEA, APAC and Latin America. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle platform in the UK.

International Networks’ Results of Operations

2016 Compared with 2015

	Year ended December 31,
(in thousands)	2016	2015	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Segment operating revenues:
Advertising	$387,308	$210,956	$176,352	83.6%
Distribution	108,529	74,850	33,679	45.0%
Other	61,215	42,085	19,130	45.5%
Segment operating revenues	557,052	327,891	229,161	69.9%
Cost of services, excluding depreciation and amortization	324,429	206,321	(118,108)	(57.2)%
Selling, general and administrative	132,226	90,677	(41,549)	(45.8)%
Segment profit	100,397	30,893	69,504	225.0%
Depreciation	12,205	10,760	(1,445)	(13.4)%
Amortization	83,222	28,481	(54,741)	(192.2)%
Goodwill write-down	57,878	-	(57,878)	NM
Segment operating income (loss)	$(52,908)	$(8,348)	$(44,560)	(533.8)%

Supplemental segment information:
Equity in earnings of affiliates	$47,439	$37,065	$10,374	28.0%
Program amortization	$168,861	$87,224	$(81,637)	(93.6)%
Program payments	$169,071	$111,400	$(57,671)	(51.8)%
Capital expenditures	$22,983	$10,424	$(12,559)	(120.5)%

International Networks generated operating revenues of $557.1 million, an increase of $229.2 million, or 69.9 percent, for the year ended December 31, 2016 compared with the same period in 2015, primarily attributed to the inclusion of TVN’s results for the entire twelve months in 2016 as well as growth in both advertising sales and distribution fees revenues. International Networks’ operating revenues included a $176.4 million, or 83.6 percent, growth in advertising sales during 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN’s results for the entire twelve months in 2016. International Networks’ advertising sales represented 69.5 percent and 64.3 percent of International Networks’ total operating revenues in 2016 and 2015, respectively.

Advertising sales growth was supplemented with distribution fees growth of $33.7 million, or 45.0 percent, in 2016 compared with the respective period in 2015, also driven by the inclusion of TVN’s results for the entire twelve months in 2016. International Networks’ distribution fees represented 19.5 percent and 22.8 percent of  International Networks’ total operating revenues in 2016 and 2015, respectively.

Cost of services increased $118.1 million, or 57.2 percent, for the year ended December 31, 2016 compared with the respective period in 2015, inclusive of TVN’s results for the entire twelve months in 2016. Program amortization increased $81.6 million, or 93.6 percent, in 2016 compared with the same period in 2015 and represented 27.7 percent and 25.9 percent of International Networks’ total operating expenses in 2016 and 2015, respectively.

Selling, general and administrative increased $41.5 million, or 45.8 percent, for the year ended December 31, 2016 compared with the respective period in 2015, inclusive of TVN’s results for the entire twelve months in 2016. Selling, general and administrative included $11.2 million of TVN transaction and integration related expenses incurred during 2016, while $4.6 million of TVN transaction and integration expenses were incurred during 2015.

Amortization increased $54.7 million, or 192.2 percent, for the year ended December 31, 2016 compared with the same period in 2015, primarily driven by the long-lived intangible assets recognized as a result of the Acquisition as well as $15.9 million of accelerated amortization related the write-down of certain long-lived intangible assets in our APAC reporting unit.

Goodwill write-down increased $57.9 million for the year ended December 31, 2016 compared with the same period in 2015 as a result of the impairment of our APAC and EMEA reporting units.

Equity in earnings of affiliates for International Networks accounted for approximately 66.5 percent of consolidated equity in earnings of affiliates and was primarily driven by the results of UKTV. Our 50.0 percent portion of UKTV’s earnings, net of amortization, was $33.1 million in 2016 compared with $29.7 million in 2015, representing a $3.4 million, or 11.4 percent increase year-over-year. Equity in earnings of affiliates also included profits of $7.4 million and losses of $0.7 million related to nC+ and Onet, TVN’s equity investments, in 2016 and 2015, respectively, which were reduced by amortization of $0.9 million and $4.9 million in 2016 and 2015, respectively.

International Networks’ Results of Operations

2015 Compared with 2014

	Year ended December 31,
(in thousands)	2015	2014	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Segment operating revenues:
Advertising	$210,956	$28,741	$182,215	634.0%
Distribution	74,850	43,228	31,622	73.2%
Other	42,085	18,211	23,874	131.1%
Segment operating revenues	327,891	90,180	237,711	263.6%
Cost of services, excluding depreciation and amortization	206,321	67,547	(138,774)	(205.4)%
Selling, general and administrative	90,677	64,487	(26,190)	(40.6)%
Segment profit (loss)	30,893	(41,854)	72,747	173.8%
Depreciation	10,760	4,252	(6,508)	(153.1)%
Amortization	28,481	7,285	(21,196)	(291.0)%
Segment operating loss	$(8,348)	$(53,391)	$45,043	(84.4)%

Supplemental segment information:
Equity in earnings of affiliates	$37,065	$43,018	$(5,953)	(13.8)%
Program amortization	$87,224	$21,162	$(66,062)	(312.2)%
Program payments	$111,400	$19,765	$(91,635)	(463.6)%
Capital expenditures	$10,424	$8,212	$(2,212)	(26.9)%

International Networks generated operating revenues of $327.9 million, an increase of $237.7 million, for the year ended 2015 compared with the same period in 2014, primarily attributed to the inclusion of TVN’s results for six months in 2015 as well as growth in both advertising sales and distribution fees revenues. International Networks’ operating revenues included a $182.2 million growth in advertising sales during 2015 compared with the respective period in 2014, primarily driven by the inclusion of TVN’s results for six months in 2015. International Networks’ advertising sales represented 64.3 percent and 31.9 percent of International Networks’ total operating revenues in 2015 and 2014, respectively.

Advertising sales growth was supplemented with distribution fees growth of $31.6 million in 2015 compared with the respective period in 2014, also driven by the inclusion of TVN’s results for six months in 2015. International Networks’ distribution fees represented 22.8 percent and 47.9 percent of International Networks’ total operating revenues in 2015 and 2014, respectively.

Cost of services increased $138.8 million for the year ended December 31, 2015 compared with the respective period in 2014, inclusive of TVN’s results for six months in 2015. Program amortization increased $66.1 million in 2015 compared with the same period in 2014 and represented 25.9 percent and 14.7 percent of International Networks’ total operating expenses in 2015 and 2014, respectively.

Selling, general and administrative increased $26.2 million for the year ended December 31, 2015 compared with the respective period in 2014, inclusive of TVN’s results for six months in 2015. Selling, general and administrative included $4.6 million of TVN transaction and integration related expenses incurred during 2015.

Amortization increased $21.2 million for the year ended December 31, 2015 compared with the same period in 2014, primarily driven by the long-lived intangible assets recognized as a result of the Acquisition.

Equity in earnings of affiliates for International Networks accounted for nearly 45.8 percent of consolidated equity in earnings of affiliates and was primarily driven by the results of UKTV. Our 50.0 percent portion of UKTV’s earnings, net of amortization, was $29.7 million in 2015 compared with $25.5 million in 2014, representing a $4.2 million, or 16.5 percent increase year-over-year. Equity in earnings of affiliates also included a loss of $0.7 million related to nC+ and Onet, TVN’s equity investments, in 2015, which was reduced by amortization of $4.9 million in 2015.

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

The Corporate and Other loss included $5.8 million of Reorganization costs and $4.0 of TVN transaction and integration expenses incurred during 2016. Corporate and Other includes $23.6 million of TVN transaction and integration related expenses and $7.5 million of costs related to the Restructuring Plan incurred during 2015 and $2.3 million of costs related to the Restructuring Plan incurred during 2014.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our Amended Revolving Credit Facility and access to capital markets. Advertising revenues provide between approximately 68.0 percent and 71.0 percent of consolidated total operating revenues, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $122.9 million at December 31, 2016 and $223.4 million at December 31, 2015. Our Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings, with the option to increase up to $1,150.0 million, and expires in March 2020, with the exception of $32.5 million, which expires in March 2019. There were $475.0 million of outstanding borrowings under the Amended Revolving Credit Facility at December 31, 2016. During the fourth quarter of 2016, we repaid the TVN 2020 Notes and the 2016 Notes, which were funded by a combination of cash from operating activities and borrowings against the Amended Revolving Credit Facility.

In the fourth quarter of 2014, we issued $1,000.0 million aggregate principal amount of Senior Notes whose net proceeds were primarily used to repay the 2015 Notes. In the second quarter of 2015, we issued $1,500.0 million aggregate principal amount of Senior Notes and also entered into the $250.0 million Term Loan agreement, whose net proceeds were primarily used to fund the Transactions.

We are in compliance with all financial covenants at December 31, 2016.

Our cash flow has primarily been used to fund acquisitions and investments, develop new businesses, pay dividends on our common stock and repay debt. We expect cash flows generated from operating activities in 2017 to provide sufficient liquidity to fund our operations.

	Year ended December 31,
(in thousands)	2016	2015	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Cash provided by operating activities	$948,826	$812,984	$135,842	16.7%
Cash provided by (used in) investing activities	140,731	(604,500)	745,231	123.3%
Cash used in financing activities	(1,175,443)	(875,743)	(299,700)	(34.2)%
Effect of exchange rate of cash and cash equivalents	(14,621)	12,539	(27,160)	(216.6)%
Decrease in cash and cash equivalents	(100,507)	(654,720)	554,213	84.6%
Cash and cash equivalents - beginning of period	223,444	878,164	(654,720)	(74.6)%
Cash and cash equivalents - end of period	$122,937	$223,444	$(100,507)	(45.0)%

	Year ended December 31,
(in thousands)	2015	2014	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Cash provided by operating activities	$812,984	$789,813	$23,171	2.9%
Cash used in investing activities	(604,500)	(78,337)	(526,163)	(671.7)%
Cash used in financing activities	(875,743)	(517,231)	(358,512)	(69.3)%
Effect of exchange rate of cash and cash equivalents	12,539	(2,452)	14,991	611.4%
(Decrease) increase in cash and cash equivalents	(654,720)	191,793	(846,513)	(441.4)%
Cash and cash equivalents - beginning of period	878,164	686,371	191,793	27.9%
Cash and cash equivalents - end of period	$223,444	$878,164	$(654,720)	(74.6)%

Cash and cash equivalents decreased $100.5 million and $654.7 million in 2016 and 2015, respectively, and increased $191.8 million in 2014. Components of these changes are discussed below in more detail.

Operating Activities

Cash provided by operating activities totaled $948.8 million in 2016, $813.0 million in 2015 and $789.8 million in 2014. Operating income totaled $1,148.6 million in 2016, $1,103.9 million in 2015 and $992.3 million in 2014. Growth in total operating revenues of $383.2 million, or 12.7 percent, for the year ended December 31, 2016 compared with the same period in 2015 were primarily driven by the inclusion of TVN’s results for the entire twelve months in 2016 compared with the same period in 2015, which includes TVN’s results for only six months. Growth in total operating revenues of $352.8 million, or 13.2 percent, was primarily driven by the inclusion of TVN’s results for six months in 2015 and not at all in 2014. The increase in total operating revenues in 2016 compared with 2015 and 2015 compared with 2014 was the primary driver of the growth in operating income in the respective years. Program amortization exceeded program payments by $18.9 million in 2016, increasing cash provided by operating activities. Program payments exceeded program amortization by $92.1 million in 2015 and $104.4 million in 2014, reducing cash provided by operating activities for the respective periods. Cash provided by operating activities was also reduced for income taxes and interest payments paid, totaling $539.4 million in 2016, $414.3 million in 2015 and $355.4 million in 2014 and was increased for dividends received from equity investments, totaling $65.3 million in 2016, $93.6 million in 2015 and $104.2 million in 2014.

Investing Activities

Cash provided by investing activities totaled $140.7 million in 2016, and cash used in investing activities totaled $604.5 million and $78.3 million in 2015 and 2014, respectively. Capital expenditures totaled $74.4 million in 2016, $52.5 million in 2015 and $53.8 million in 2014.

In the first quarter of 2016, we sold our 7.3 percent interest in Fox Sports South for $225.0 million. Additionally, in the second quarter of 2016, we sold a cost method investment for $1.5 million.

In the third quarter of 2015, we acquired N-Vision for consideration of $539.3 million of cash outflows, net of cash acquired, plus debt assumed. This resulted in a 52.7 percent controlling interest in TVN. Additionally, in 2015 we paid a $16.0 million premium for a call option on Euros to fund the Acquisition, which is included as a cash outflow, while the $65.8 million settlement on various derivatives contracts related to the Transactions positively impacted cash flows in 2015.

Financing Activities

Cash used in financing activities totaled $1,175.4 million in 2016, $875.7 million in 2015 and $517.2 million in 2014.

In 2016, we paid $99.0 million to purchase the remaining 35.0 percent non-controlling interest in Travel Channel and $4.5 million to purchase the remaining 30.0 percent non-controlling interest in FNLA.

In 2016, we repaid the 2020 TVN Notes for $380.6 million, which is included within early extinguishment of debt. Also, in 2016 we repaid the 2016 Notes, totaling $500.0 million. Additionally, in 2016 we incurred $475.0 million of draws and made $390.0 million of repayments on our Amended Revolving Credit Facility.

In 2015, we paid $853.9 million to acquire the 47.3 percent non-controlling interest of outstanding TVN shares through the Tender Offer and Squeeze-out. Additionally, in 2015 we retired the 2018 TVN Notes and 2021 PIK Note, totaling $652.1 million, which are included within early extinguishment of debt.

In 2015, we issued $1,500.0 million aggregate principal amount of Senior Notes consisting of the 2020 Notes, the 2022 Notes and the 2025 Notes. As a result of issuing the $1,500.0 million in Senior Notes, we incurred $14.5 million of deferred loan costs. In 2015, we also entered into the $250.0 million Term Loan. Additionally, in 2015 we incurred $1,435.5 million of draws and made $1,045.0 million of repayments on our Amended Credit Revolving Facility.

In 2015, we repaid the 2015 Notes, retired the 2021 PIK Notes, redeemed €43.0 million of the 2020 TVN Notes in both September and November 2015 and retired the 2018 TVN Notes.

In 2014, we issued $1,000.0 million aggregate principal amount of Senior Notes consisting of $500.0 million of the 2019 Notes and $500.0 million of the 2024 Notes.

Our Repurchase Programs authorized by the Board permits us to acquire the Company’s Class A Common Shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs. We did not make any repurchases during 2016. During 2015, we repurchased 4.0 million shares for $288.5 million, including 3.0 million shares repurchased for $216.8 million from Scripps family members. During 2014, we repurchased 15.4 million shares for approximately $1,200.0 million, including 4.5 million shares repurchased for $339.5 million from Scripps family members.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2016, the Board approved an increase in the quarterly dividend rate to $0.25 per share. Total dividend payments to shareholders of our Class A Common Shares and Common Voting Shares were $129.7 million in 2016, $118.9 million in 2015 and $112.9 million in 2014. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends are subject to our earnings, financial condition and capital requirements and are not guaranteed.

Pursuant to the terms of the Food Network Partnership agreement, the Partnership is required to distribute available cash to the general partners. After providing distributions to the partners for respective tax liabilities, available cash is then applied against any capital contributions made by partners prior to distributions based upon each partners’ ownership interest in the Partnership. During 2012, remaining outstanding capital contributions were returned to the respective partners. Cash distributions to Food Network’s non-controlling interest partner were $157.7 million in 2016, $164.2 million in 2015 and $189.3 million in 2014. Cash distributions to Travel Channel’s non-controlling interest partner were zero in 2016, $13.0 million in 2015 and $27.6 million in 2014. Cash distributions to other non-controlling interests were zero in 2016, $12.3 million in 2015 and zero in 2014.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Off-balance sheet arrangements include the following four categories: obligations under certain guarantees or contracts, retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements, obligations under certain derivative instruments and obligations under material variable interests.

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

We do not enter currency exchange rate derivative instruments for speculative purposes. We have not entered into arrangements that fall under any of the four categories noted above that would be reasonably likely to have a current or future material effect on our results of operations, liquidity or financial condition.

Our contractual obligations under certain contracts are included in the following table.

Contractual Obligations

A summary of our contractual cash commitments as of December 31, 2016 were as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total
Debt:
Principal amounts	250,000	532,500	1,042,500	1,400,000	3,225,000
Interest on debt	94,630	183,266	116,373	130,781	525,050
Programming:
Available for broadcast	70,403	6,661	-	-	77,064
Not yet available for broadcast	289,074	70,640	9,806	-	369,520
Talent contracts	29,217	9,638	-	-	38,855
Operating leases:
Non-cancelable	29,573	50,638	38,657	1,960	120,828
Cancelable	2,671	4,830	3,407	437	11,345
Pension obligations:
Minimum pension/SERP funding	13,237	17,707	21,519	30,596	83,059
Other commitments:
Satellite transmission	51,570	48,127	13,497	6,344	119,538
Non-cancelable purchase and service commitments	19,053	16,359	6,153	3,583	45,148
Other purchase and service commitments	55,350	85,139	2,190	2,007	144,686
Total contractual cash obligations	$904,778	$1,025,505	$1,254,102	$1,575,708	$4,760,093

In the ordinary course of business, we enter into multi-year contracts to obtain distribution of our networks, license or produce programming, secure on-air talent, lease office space and equipment, obtain satellite transmission services and purchase other goods and services.

Debt

Principal payments on long-term debt reflect the repayment of the Amended Revolving Credit Facility, the Term Loan and the various senior notes assuming repayment will occur upon maturity. Interest payments on the fixed rate notes are projected based on the contractual rate and maturity of the note. Borrowings under the Amended Revolving Credit Facility incur interest charges based on the Company’s credit rating with drawn amounts incurring interest at LIBOR plus a range of 69 to 130 basis points and a facility fee ranging from 6 to 20 basis points, also subject to the Company’s credit ratings. Borrowings on the Term Loan incur interest at LIBOR plus a range of 62.5 to 137.5 basis points, also subject to the Company’s credit ratings.

Programming

Program licenses generally require payments over the terms of the agreements. Licensed programming includes programs that have been delivered and are available for telecast.

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

Talent Contracts

We secure on-air talent through multi-year talent agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our key talent contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual commitments table.

Operating Leases

We obtain certain office space under multi-year lease agreements. Leases for office space are generally not cancelable prior to their expiration.

We also enter into leases for operating and office equipment which are generally cancelable by either party on 30 to 90 days’ notice; however, we expect such contracts will remain in force throughout the terms of the leases.

The amounts included in the table above represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration. Generally, we expect our operating leases will be renewed or replaced with similar agreements upon their expiration.

Defined Benefit Plans

We sponsor a qualified defined benefit pension plan (“Pension Plan”) that covers certain of our U.S.-based employees. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”).

Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our Pension Plan in 2017 and estimated benefit payments for our SERP. Payments for the SERP have been estimated over a ten year period. Accordingly, the amounts in the over five years column include estimated payments for the 2022 through 2026 periods. While benefit payments under these plans are expected to continue beyond 2026, we believe it is not practicable to estimate payments beyond this period.

Income Tax Obligations

The contractual obligations table does not include any amounts for income taxes due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31,

2016, our reserves for income taxes totaled $151.8 million and are reflected in other liabilities on our consolidated balance sheets (see Note 12-Income Taxes).

Other Purchase Commitments

We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2016. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

Redeemable Non-controlling Interests

A non-controlling owner previously held a 35.0 percent residual interest in the Travel Channel. The owner of the non-controlling interest had a put option requiring us to purchase their interest, and we had a call option to acquire their interest. We exercised our call option and executed a contract on February 25, 2016 for an agreed upon price of $99.0 million. We now own 100.0 percent of Travel Channel.

A non-controlling owner previously held a 30.0 percent interest in FNLA. In September 2016 we reached an agreement with the owner of the non-controlling interest in FNLA to purchase their interest in the entity for $4.5 million and closed this transaction in December 2016.  We now own 100.0 percent of FNLA.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect amounts and related disclosures reported in the consolidated financial statements and accompanying footnotes, including the selection of appropriate accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, judgment is applied based on analysis of the relevant circumstances, including historical experience, actuarial studies and other assumptions. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements describes the significant accounting policies we have selected for use in the preparation of our consolidated financial statements and related disclosures. We believe the following to be the most critical accounting policies, estimates and assumptions affecting our reported amounts and related disclosures.

Programs and Program Licenses

Production costs for programs produced by us or for us are capitalized as program assets. Such costs include direct production costs, production overhead, development costs and acquired production costs. Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when programs become available for airing. Program assets are amortized over their estimated useful lives, commencing on their first airing and typically on an accelerated basis based on future cash flows.

Estimated future cash flows are based on revenues previously generated from similar content and planned program usage, which can change based upon market acceptance, advertising sales and distribution fees and the number of subscribers receiving our networks. Planned program usage is based on our current expectations of future airings taking into account historical usage and of similar content. Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to net realizable value is recorded. Development costs for programs that we have determined will not be produced are expensed.

Acquisitions

Assets acquired and liabilities assumed in a business combination are recorded at fair value. We generally determine fair values using comparisons to market transactions and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment for estimating future cash flows of the asset and expected period of time over which those cash flows will occur and the determination of an appropriate discount rate. Changes in such estimates could affect the amounts allocated to individual identifiable assets. While we believe our assumptions are reasonable, if different assumptions were made, the amounts allocated to finite-lived and indefinite-lived intangible assets could differ substantially from the reported amounts, and the associated amortization charge could also differ.

Goodwill

Goodwill for each reporting unit is tested for impairment at the reporting unit level at least annually, or when events occur or circumstances change that would indicate the fair value of a reporting unit may be below its carrying value.

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

The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units, or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required.

Finite-Lived Intangible Assets

Finite-lived intangible assets (e.g., network distribution rights, customer and advertiser lists, tradenames, broadcast licenses and other acquired rights) are tested for impairment when a triggering event occurs. Such triggering events include the significant disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related asset. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of such asset exceeds the undiscounted cash flows, the asset is deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value with fair value generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can currently be disposed of, appropriate levels of authority have approved the sale or there is an actively pursuing buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, estimating future cash flows of the assets involved and selecting the discount rate to be applied in determining fair value.

Income Taxes

The application of income tax law is inherently complex. As such, we are required to make many assumptions and judgments regarding our income tax positions and the likelihood of whether such tax positions would be sustained if challenged. Interpretations and guidance surrounding income tax laws and regulations may change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

We have deferred tax assets and record valuation allowances to reduce such deferred tax assets to the amount that is more likely than not to be realized. We consider on-going prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we determine that a deferred tax asset would be greater or less than the net amount recorded, an adjustment is made to the tax provision in that period.

Revenue Recognition

Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured.

New Accounting Standards

A discussion of recently issued accounting pronouncements is provided in Note 3-Accounting Standards Updates of the notes to consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to interest rates and foreign currency exchange rates. We use, or expect to use, derivative financial instruments to reduce exposure to risks from fluctuations in interest rates and foreign currency exchange rates and to limit the impact of our earnings and cash flows. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure, and we do not hold or enter into derivative instruments for speculative trading purposes.

We are subject to interest rate risk associated with our Amended Revolving Credit Facility, as borrowings bear interest at LIBOR plus a spread that is determined by our Company’s debt rating. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. Aggregate principal amounts of outstanding debt at December 31, 2016 included $1,486.6 million of Senior Notes issued in June 2015, which includes the 2020 Notes, the 2022 Notes and the 2025 Notes, a $249.9 million Term Loan, also issued in June 2015, and $990.8 million of Senior Notes issued in November 2014, which includes the 2019 Notes and the 2024 Notes. A 100 basis point increase or decrease in the blended level of interest rates, respectively, would decrease or increase the total aggregate fair value of all outstanding Senior Notes by approximately $123.8 million and $120.1 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments as of December 31:

		December 31, 2016		December 31, 2015
(in thousands)	Maturity	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
Financial instruments subject to interest rate risk:
Amended Revolving Credit Facility	2019-2020	$475,000	$475,000	$389,170	$389,170
Term Loan	2017	249,932	249,932	249,129	249,129
2.70% Senior Notes	2016	-	-	499,174	504,415
2.75% Senior Notes	2019	496,855	506,575	495,750	494,290
TVN 7.38% Senior Notes	2020	-	-	399,986	408,110
2.80% Senior Notes	2020	595,224	602,946	593,796	585,558
3.50% Senior Notes	2022	396,065	404,784	395,309	388,348
3.90% Senior Notes	2024	493,977	507,470	493,210	480,490
3.95% Senior Notes	2025	495,333	508,155	494,748	478,475
Total debt		$3,202,386	$3,254,862	$4,010,272	$3,977,985

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV transaction. The notes, totaling $93.9 million at December 31, 2016 and $112.1 million at December 31, 2015. The note accrues interest at variable rates related to either the spread over LIBOR or other identified market indices. Because the interest on the note is variable, the carrying amount of such note receivable is believed to approximate fair value.

We are exposed to market risk related to interest rates and foreign currency exchange rates as we conduct business in various countries outside the United States, resulting in exposure to movements in foreign exchange rates when translating from the local currency to the functional currency. Our primary exposures to foreign currencies are the exchange rates between the USD and the Canadian Dollar (“CAD”), the USD and the British Pound (“GBP”), the USD and the Euro, the USD and the Polish Zloty (“PLN”), the GBP and the Euro and the Euro and the PLN. Reported earnings and assets may be reduced in periods in which the USD increases in value relative to these currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into derivative instruments, principally forward and option foreign currency contracts, that change in value as foreign exchange rates change. The change in fair value of non-designated contracts is included within gain on derivatives in our consolidated statements of operations. The gross notional amount of these contracts outstanding was the USD equivalent of zero at December 31, 2016 and $118.6 million at December 31, 2015.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was evaluated as of the date of the financial statements. This evaluation was carried out under the supervision of and with the participation of management, including the CEO and the Chief Financial Officer (the “CFO”). Based upon that evaluation, the CEO and the CFO concluded that the design and operation of these disclosure controls and procedures are effective. There were no changes to the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Scripps Networks Interactive and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2016.

Date: February 24, 2017

BY:

/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman, President and Chief Executive Officer

/s/ Lori A. Hickok
Lori A. Hickok
Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Scripps Networks Interactive, Inc.

Knoxville, Tennessee

We have audited the internal control over financial reporting of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Scripps Networks Interactive, Inc.

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule at Page S-2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Scripps Networks Interactive, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 24, 2017

SCRIPPS NETWORKS INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$122,937	$223,444
Accounts receivable, net of allowances: 2016 - $26,118; 2015 - $12,569	808,133	816,679
Programs and program licenses	591,378	588,999
Prepaid expenses and other current assets	135,651	98,759
Total current assets	1,658,099	1,727,881
Programs and program licenses (less current portion)	500,022	522,899
Investments	699,481	807,630
Property and equipment, net of accumulated depreciation: 2016 - $354,435; 2015 - $299,153	286,399	293,230
Goodwill, net	1,642,169	1,804,748
Intangible assets, net	1,092,682	1,262,664
Deferred income taxes	175,291	91,954
Other non-current assets	146,151	161,308
Total Assets	$6,200,294	$6,672,314
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,223	$35,308
Accrued liabilities	152,480	159,969
Employee compensation and benefits	123,506	115,266
Program rights payable	70,403	68,892
Deferred revenue	77,987	96,040
Current portion of debt	249,932	499,174
Total current liabilities	716,531	974,649
Debt (less current portion)	2,952,454	3,511,098
Other non-current liabilities	302,881	250,391
Total liabilities	3,971,866	4,736,138
Commitments and contingencies (Note 20)
Redeemable non-controlling interests (Note 17)	—	99,000
Equity:
SNI shareholders’ equity:
Preferred stock, $0.01 par - authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $0.01 par:
Class A Common Shares - authorized: 240,000,000 shares; issued and outstanding: 2016 - 95,491,477 shares; 2015 - 94,838,600 shares	954	948
Common Voting Shares - authorized: 60,000,000 shares; issued and outstanding: 2016 - 33,850,481 shares; 2015 - 33,850,481 shares	339	339
Total common stock	1,293	1,287
Additional paid-in capital	1,390,411	1,347,491
Retained earnings	871,766	305,386
Accumulated other comprehensive loss	(363,701)	(130,233)
SNI shareholders’ equity	1,899,769	1,523,931
Non-controlling interest (Note 17)	328,659	313,245
Total equity	2,228,428	1,837,176
Total Liabilities and Equity	$6,200,294	$6,672,314
See notes to consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)	Year ended December 31,
	2016	2015	2014
Operating revenues:
Advertising	$2,416,403	$2,062,530	$1,816,388
Distribution	894,367	874,984	799,178
Other	90,665	80,713	49,890
Total operating revenues	3,401,435	3,018,227	2,665,456
Operating expenses:
Cost of services, excluding depreciation and amortization	1,193,228	987,357	778,896
Selling, general and administrative	806,733	785,179	764,799
Depreciation	71,559	73,112	73,849
Amortization	123,442	68,647	55,603
Goodwill write-down	57,878	-	-
Total operating expenses	2,252,840	1,914,295	1,673,147
Operating income	1,148,595	1,103,932	992,309
Interest expense, net	(129,441)	(108,047)	(52,687)
Equity in earnings of affiliates	71,382	80,916	85,631
Gain on derivatives	17,868	50,256	2,810
Gain on sale of investments	191,824	-	-
Miscellaneous, net	(22,450)	(5,193)	(212)
Income from operations before income taxes	1,277,778	1,121,864	1,027,851
Provision for income taxes	430,330	343,391	301,043
Net income	847,448	778,473	726,808
Less: net income attributable to non-controlling interests	(173,853)	(171,645)	(181,533)
Net income attributable to SNI	$673,595	$606,828	$545,275

Net income attributable to SNI common shareholders per share of common stock:
Basic	$5.20	$4.68	$3.86
Diluted	$5.18	$4.66	$3.83
Weighted average shares outstanding:
Basic	129,529	129,665	141,297
Diluted	130,104	130,255	142,193
See notes to consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)	Year ended December 31,
	2016	2015	2014
Net income	$847,448	$778,473	$726,808
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax: 2016 - ($3,652); 2015 - $1,695; 2014 - $1,273	(226,355)	(76,937)	(37,877)
Pension Plan and SERP liability adjustments, net of tax: 2016 - $4,067; 2015 - ($1,878); 2014 - $4,783	(6,999)	775	(7,791)
Comprehensive income	614,094	702,311	681,140
Less: comprehensive income attributable to non-controlling interests	(173,967)	(167,825)	(181,227)
Comprehensive income attributable to SNI	$440,127	$534,486	$499,913
See notes to consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Year ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$847,448	$778,473	$726,808
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	71,559	73,112	73,849
Amortization	123,442	68,647	55,603
Goodwill write-down	57,878	—	—
Investment write-down	10,701	—	—
Program amortization	934,419	783,456	621,210
Program payments	(915,486)	(875,554)	(725,582)
Equity in earnings of affiliates	(71,382)	(80,916)	(85,631)
Share-based compensation	35,198	29,568	35,474
Gain on derivatives	(17,868)	(50,256)	(2,810)
Gain on sale of investments	(191,824)	—	—
Dividends received from equity investments	65,277	93,624	104,185
Deferred income taxes	(10,427)	(24,678)	7,175
Changes in working capital accounts (excluding the effects of acquisition):
Accounts receivable, net	(2,462)	(79,070)	(10,932)
Other assets	(17,657)	(12,702)	(2,188)
Accounts payable	8,887	(1,501)	3,593
Deferred revenue	(17,150)	44,040	(19,258)
Accrued / refundable income taxes	29,480	41,201	(18,947)
Other liabilities	11,790	32,360	9,548
Other, net	(2,997)	(6,820)	17,716
Cash provided by operating activities	948,826	812,984	789,813
Investing Activities:
Additions to property and equipment	(74,406)	(52,480)	(53,775)
Collections of note receivable	4,073	4,655	4,481
Purchases of investments	(15,916)	(35,023)	(17,042)
Sale of investments	226,484	—	—
Purchase of subsidiary companies, net of cash acquired	(450)	(539,309)	—
Investment in intangible	(11,634)	—	—
Foreign currency call option premium	—	(16,000)	—
Settlement of derivatives	18,482	65,824	—
Other, net	(5,902)	(32,167)	(12,001)
Cash provided by (used in) investing activities	140,731	(604,500)	(78,337)
Financing Activities:
Proceeds from debt	475,000	3,180,764	1,189,555
Repayments of debt	(890,000)	(1,930,000)	(195,000)
Debt issuance costs	—	(14,491)	(9,026)
Early extinguishment of debt	(380,648)	(652,104)	—
Purchases of non-controlling interests	(103,500)	(853,853)	—
Dividends paid to non-controlling interests	(157,687)	(189,539)	(216,860)
Dividends paid	(129,725)	(118,857)	(112,943)
Repurchases of Class A Common Shares	—	(288,502)	(1,198,962)
Proceeds from stock options	15,110	9,207	39,605
Other, net	(3,993)	(18,368)	(13,600)
Cash used in financing activities	(1,175,443)	(875,743)	(517,231)
Effect of exchange rate changes on cash and cash equivalents	(14,621)	12,539	(2,452)
(Decrease) increase in cash and cash equivalents	(100,507)	(654,720)	191,793
Cash and cash equivalents - beginning of period	223,444	878,164	686,371
Cash and cash equivalents - end of period	$122,937	$223,444	$878,164
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$131,158	$95,336	$45,917
Income taxes paid	$408,275	$318,920	$309,519
See notes to consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share amounts)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interests
As of December 31, 2013	$1,462	$1,447,496	$662,574	$(12,529)	$319,889	$2,418,892	$133,000
Comprehensive income (loss)			545,275	(45,362)	171,548	671,461	9,679
Redeemable non-controlling interest fair value adjustments			18,865			18,865	(18,865)
Dividends paid to non-controlling interests					(189,297)	(189,297)	(27,563)
Dividends declared and paid: $0.80 per share			(112,943)			(112,943)
Repurchases of Class A Common Shares: 15,447,884 shares	(154)	(165,031)	(1,033,777)			(1,198,962)
Share-based compensation		35,474				35,474
Exercise of employee share options: 1,007,676 shares issued	10	39,595				39,605
Other share-based compensation, net: 513,690 shares issued; 175,239 shares repurchased	3	(10,850)				(10,847)
Tax impact of compensation plans		12,339				12,339
Balance as of December 31, 2014	$1,321	$1,359,023	$79,994	$(57,891)	$302,140	$1,684,587	$96,251
Comprehensive income (loss)			606,828	(72,342)	170,585	705,071	(2,760)
Redeemable non-controlling interest fair value adjustments			(17,794)			(17,794)	17,794
Addition to non-controlling interests					858,530	858,530	700
Purchase of non-controlling interest					(853,853)	(853,853)
Dividends paid to non-controlling interests					(164,157)	(164,157)	(12,985)
Dividends declared and paid: $0.92 per share			(118,857)			(118,857)
Repurchases of Class A Common Shares: 3,986,275 shares	(40)	(43,677)	(244,785)			(288,502)
Convert 466,690 Common Voting Shares to Class A Common Shares	-					-
Share-based compensation		29,568				29,568
Exercise of employee share options: 285,938 shares issued	2	9,207				9,209
Other share-based compensation, net: 515,010 shares issued; 164,104 shares repurchased	4	(7,860)				(7,856)
Tax impact of compensation plans		1,230				1,230
Balance as of December 31, 2015	$1,287	$1,347,491	$305,386	$(130,233)	$313,245	$1,837,176	$99,000
Comprehensive income (loss)			673,595	(233,468)	172,949	613,076	1,018
Redeemable non-controlling interest fair value adjustments			(3,482)			(3,482)	3,482
Addition to non-controlling interest					152	152
Purchase of non-controlling interest						-	(103,500)
Tax impact of purchase of non-controlling interest			26,058			26,058
Dividends paid to non-controlling interests					(157,687)	(157,687)
Dividends declared and paid: $1.00 per share			(129,725)			(129,725)
Share-based compensation		35,198				35,198
Exercise of employee share options: 351,973 shares issued	3	15,107				15,110
Other share-based compensation, net: 450,005 shares issued; 149,101 shares repurchased	3	(6,950)				(6,947)
Tax impact of compensation plans		(501)				(501)
Impact of ASC 718 implementation		66	(66)			-
Balance as of December 31, 2016	$1,293	$1,390,411	$871,766	$(363,701)	$328,659	$2,228,428	$-
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

As used in the notes to the consolidated financial statements, the terms “SNI,” “Scripps,” “the Company,” “we,” “our,” “us” or similar terms may, depending on the context, refer to Scripps Networks Interactive, Inc., to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

Description of Business

SNI operates in the media industry and has interests in domestic and international television networks and internet-based media properties.

The Company has two reportable segments: U.S. Networks and International Networks. U.S. Networks includes our six domestic television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and digital businesses serving home, food, travel and other lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Lifestyle Studios. We own 100.0 percent of each of our networks, with the exception of Food Network and Cooking Channel, of which we own 68.7 percent.

International Networks includes TVN, which operates a portfolio of free-to-air and pay-TV lifestyle and entertainment networks in Poland, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat. Also included in TVN is TVN Media, an advertising sales house. Additionally, International Networks includes the lifestyle-oriented networks available in the UK, EMEA, APAC and Latin America. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle channel platform in the UK.

Basis of Presentation

The consolidated financial statements include the accounts of SNI and its majority-owned or controlled subsidiaries after elimination of intercompany accounts and transactions. Investments in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting. Investments in entities in which SNI has no control or significant influence and is not the primary beneficiary are accounted for using the cost method of accounting.

The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal, respectively.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates, judgements and assumptions that affect amounts and related disclosures reported in the consolidated financial statements and accompanying footnotes, including the selection of appropriate accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, judgment is applied based on analysis of the relevant circumstances, including historical experience, actuarial studies and other assumptions. Actual results could differ from estimates.

Estimates, judgments, and assumptions inherent in the preparation of the consolidated financial statements include: accounting for business acquisitions and dispositions, asset impairments, equity method investments, revenue recognition, program assets, depreciation and amortization, defined benefit plans, share-based compensation, income taxes, redeemable non-controlling interests in subsidiaries, fair value measurements and contingencies.

Concentration Risks

The Company’s primary sources of revenues include adverting sales and distribution fees, with between approximately 68.0 percent and 71.0 percent of our consolidated total operating revenues derived from advertising sales. Operating results can be affected by changes in the demand for such services both nationally and in individual markets.

The four largest distributors in the United States provide service to approximately 78.6 percent of homes receiving HGTV, Food Network and Travel Channel. Combined, the eight largest distributors in the United States provide service to more than 98.7 percent of homes receiving HGTV, Food Network and Travel Channel. The loss of distribution of our networks by any of these cable or satellite television systems could adversely affect our business.

Foreign Currency Translation

The reporting currency of the Company is the USD. The functional currency of most of the Company’s international subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, and equity balances are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at average exchange rates for the respective periods. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity, net of applicable taxes.

Transactions denominated in currencies other than the subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. These unrealized foreign currency transaction gains and losses are recorded within miscellaneous, net in the consolidated statements of operations.

Reclassifications

During the year ended December 31, 2016, the Company reclassified where gains and losses on disposal of property and equipment are reflected in the consolidated statements of operations and consolidated statements of cash flows. The impact was a $0.7 million gain for the year ended December 31, 2016, a $4.2 million loss for the year ended December 31, 2015 and a $0.9 million loss for the year ended December 31, 2014, which were all reclassified from loss (gain) on disposal of property and equipment to depreciation within the consolidated statements of operations. This change also resulted in these same amounts being reclassified from other, net to depreciation within operating activities in the consolidated statements of cash flows for each respective period.

During the second quarter of 2016, the Company adopted new guidance related to the accounting for employee share-based payments (see Note 3 – Accounting Standards Update). This change resulted in a reclassification of $0.1 million and $0.1 million cumulative effect of forfeited share-based payments from retained earnings to additional paid-in capital on our consolidated balance sheets and our consolidated statements of shareholders’ equity for the years ended December 31, 2015 and December 31, 2014, respectively. Additionally, this change resulted in a reclassification of $1.2 million of cash outflows and $12.2 million of cash inflows of excess tax benefits from other, net within financing activities to other, net within operating activities in the consolidated statements of cash flows for the years ended December 31, 2015 and December 31, 2014, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with an original maturity of less than three months. Cash equivalents, which primarily consists of money market funds, are carried at cost plus accrued income, which approximates fair value.

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers and are presented net of an estimate for uncollectible accounts. The Company periodically evaluates outstanding receivable balances to assess collectability. Allowances for uncollectible accounts are generally based on market trends, economic conditions, aging of receivables, historical experience and customer specific risks of default.

We extend credit to customers based upon our assessment of their individual financial condition. Collateral is generally not required from customers.

Investments

The Company holds investments that are accounted for using both the equity method and cost method of accounting. We utilize the equity method of accounting to account for investments if we have the ability to exercise significant influence over operating and financial policies of the investee. Significant influence typically exists if a 20.0 percent to 50.0 percent ownership interest in an entity is held unless persuasive evidence to the contrary exists. Under the equity method of accounting, investments are initially recorded at cost and subsequently increased or decreased to reflect our proportionate share of earnings or losses of the equity method investees. Cash payments to equity method investees, such as additional investments, advances and expenses incurred on behalf of investees, as well as payments from equity method investees, such as dividends, distributions and repayments of advances, are recorded as adjustments to investment balances. Goodwill and other intangible assets arising from the acquisition of an equity method investment are included in the carrying value of the investment. As goodwill is not reported separately, it is not separately tested for impairment. Instead, the entire equity method investment is tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

We utilize the cost method of accounting to account for investments where we do not have the ability to exercise significant influence over operating and financial policies of the investee. Under the cost method of accounting, investments are initially recorded at cost and not adjusted to reflect our proportionate share of earnings or losses of the cost method investee.

We regularly review our investments to determine if there has been any other-than-temporary decline in values. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate, among other factors, the extent to which the carrying value of the investment exceeds fair value, the duration of the decline in fair value below carrying value and the current cash position, earnings and forecasts and near term prospects of the investee. The carrying value of an investment is adjusted when a decline in fair value below cost is determined to be other-than-temporary.

Programs and Program Licenses

Programming is either produced by us or for us by independent production companies or licensed under agreements with independent producers.

Costs of produced content include direct production costs, production overhead, development costs and acquired production costs. Costs incurred for produced content are capitalized, and costs incurred to produce content not expected to be rebroadcast are expensed as incurred. Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when programs become available for airing. Program licenses are not discounted for imputed interest. Program assets are amortized over their estimated useful lives, commencing on their first airing and typically on an accelerated basis, based on estimated future cash flows, and are included within cost of services in the consolidated statements of operations.

Estimated future cash flows are based on revenues previously generated from similar content and planned program usage, which can change based upon market acceptance, advertising sales and distribution fees and the number of subscribers receiving our networks. Planned program usage is based on our current expectation of future airings taking into account historical usage of similar content. Accordingly, we periodically review revenue estimates and planned program usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to net realizable value is recorded. Development costs for programs that we have determined will not be produced are expensed.

Deposits and the portion of the unamortized balance expected to be amortized within one year are classified as a current asset within programs and program licenses on the consolidated balance sheets, while those expected to be amortized after one year are separately stated as a non-current asset on the consolidated balance sheets.

Program liabilities payable within one year are classified as a current liability as program rights payable on the consolidated balance sheets, while program liabilities payable after one year are included within other non-current liabilities on the consolidated balance sheets. The carrying value of our program rights liabilities approximate fair value.

Property and Equipment

Property and equipment, including internal use software, is stated at historical cost less accumulated depreciation and impairments. Costs incurred in the preliminary project stage to develop or acquire internal use software or websites are expensed as incurred. Upon completion of the preliminary project stage and management authorization of the project, costs to acquire or develop internal use software, which primarily include coding, designing and developing system interfaces, installation and testing, are capitalized if it is probable the project will be completed and the software will be used for its intended function. Costs incurred after implementation, such as maintenance and training, are expensed as incurred.

Depreciation commences when property or equipment is placed in service for its intend use and is computed using a straight-line method over its estimated useful life as follows:

Category Buildings and improvements	Useful Life 35 to 45 years
Leasehold improvements	Term of lease or useful life
Program production equipment	3 to 15 years
Office and other equipment	3 to 10 years
Computer hardware and software	3 to 5 years

Goodwill

Goodwill represents the cost of acquisitions in excess of the fair value of the acquired businesses’ tangible assets and separately identifiable intangible assets acquired. Goodwill is allocated to the Company’s reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. As of December 31, 2016, our reporting units for purposes of performing the impairment test for goodwill were U.S. Networks, International Networks conducting business in EMEA, International Networks conducting business in APAC and TVN.

Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually in the fourth quarter for the Company, or when events occur or circumstances change that would indicate the fair value of a reporting unit may be below its carrying value. The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test is a two-step process. The first step compares the fair value of the reporting unit, utilizing a combination of a discounted cash flow and market approach, to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting units’ goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner applied to calculate goodwill recognized in a business combination.

Finite-Lived Intangible Assets

Finite-lived intangible assets consist mainly of the value assigned to network distribution rights, customer and advertiser lists, tradenames, broadcast licenses and other acquired rights.

Network distribution rights represent the value assigned to programming services’ relationships with cable and satellite operators and telecommunication suppliers that distribute our content. These relationships provide the opportunity to deliver advertising to viewers. We amortize these contractual relationships on a straight-line basis over the terms of the distribution contracts and expected renewal periods, which approximate 20 years.

Customer and advertiser lists, tradenames, broadcast licenses, acquired rights and other intangible assets are amortized in relation to their expected future cash flows or on a straight-line basis over estimated useful lives of up to 25 years.

Impairment of Long-Lived Assets

Long-lived assets, primarily property and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or circumstances indicate the fair value of the assets may be below its carrying amount. Recoverability for long-lived assets is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount of the assets, then the carrying value of the assets are written down to estimated fair values, which are primarily based on forecasted discounted cash flows. Fair value of long-lived assets is determined based on a combination of a discounted cash flow and market approach.

Income Taxes

One of our consolidated subsidiary companies is a general partnership. Generally, income taxes on partnership income and losses accrue to the individual partners. Accordingly, our consolidated financial statements do not include any significant provision for income taxes on the non-controlling partners’ share of this consolidated subsidiary company’s income.

No provision has been made for U.S. or foreign income taxes that could result from future remittances of undistributed earnings of our foreign subsidiaries that management intends to indefinitely reinvest outside the United States.

Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates the Company expects to apply to taxable income in years in which those temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized.

In determining the Company’s tax provision for financial reporting purposes, we establish a reserve for uncertain tax positions taken, or expected to be taken, on a tax return unless the Company determines that such positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution on any appeals or litigation. Interest and penalties associated with such tax positions are included in the provision for income taxes in the consolidated statements of income. The liability for additional taxes, penalties and interest is included within other non-current liabilities on the consolidated balance sheets.

Revenue Recognition

Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is reported net of sales taxes, value added taxes and other taxes collected from our customers.

Our primary sources of revenues are from advertising sales on our television and digital networks and from distribution fees earned from the right to distribute our content.

Advertising

Advertising revenues are recognized, net of agency commissions, when advertisements are displayed.

Advertising contracts for television may guarantee advertisers a minimum audience level for the programs in which their advertisements are broadcast. Advertising revenues are recognized for the actual audience level delivered. We provide the advertiser with additional advertising spots in future periods if guaranteed audience levels are not delivered. If guaranteed audience levels are not met, revenues are deferred for any shortfall until guaranteed audience levels are delivered and, an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the term of the advertising contracts.

Digital advertising includes (i) fixed duration campaigns whereby a banner, text or other advertisement appears for a specified period of time for a fee; (ii) impression-based campaigns where the fee is based upon the number of times an advertisement appears in web pages viewed by a user; and (iii) click-through based campaigns where the fee is based upon the number of users who click on an advertisement and are directed to the advertiser’s website. Advertising revenue from fixed duration campaigns are recognized over the period in which the advertising appears. Internet and digital advertising revenue that is based upon the number of impressions delivered or the number of click-throughs achieved is recognized as impressions are delivered or click-throughs occur.

Distribution

Cable, satellite and telecommunication service providers typically pay a per subscriber fee for the right to distribute our content under the terms of multi-year distribution contracts. Programming is delivered throughout the term of the agreement, and revenue is recognized as programming is provided based on contracted programming rates and reported subscriber levels. The amount of distribution fees received by the Company are based on amounts reported by distributors based on actual subscriber levels. Since actual subscriber information is not received until after the close of the reporting period, the number of subscribers receiving the Company’s programming is estimated for the reporting period. Adjustments to record actual subscribers have historically not been materially different from estimates.

Distribution fees are reported net of volume discounts and incentives, which include cash payments, provided to distributors in exchange for initial multi-year distribution contracts. Launch incentives are capitalized as assets upon the launch of a network and amortized as a reduction of distribution fees based on the ratio of each period’s revenue to expected total revenue over the term of the contract.

Revenues associated with digital distribution arrangements are recognized when we transfer control and the rights to distribute the content to a customer.

Merchandise Sales

TVN operates an online retail business whereby merchandise is sold to individual customers. Merchandise sales are recognized when goods are shipped to the customer, with a right to return within ten days. Historical experience is used to estimate and provide for such returns at the time of sale.

Cost of Services

Cost of services reflects the cost of providing our broadcast signal, programming and other content to various distribution platforms. The expenses captured within cost of services in our consolidated statements of operations include programming, primarily amortization, satellite transmission fees, production and operations and other direct costs. Cost of services also includes the cost incurred to buy or produce inventory for TVN’s online retail business.

Marketing and Advertising

Marketing and advertising costs, which totaled $161.1 million in 2016, $169.1 million in 2015 and $160.4 million in 2014, are reported within selling, general and administrative in the consolidated statements of operations and include costs incurred to promote our businesses and attract traffic to our websites. Advertising production costs are deferred and expensed the first time the advertisement is shown. Marketing and other advertising costs are expensed as incurred.

Share-Based Compensation

We have a Long-Term Incentive Plan (the “LTI Plan”) that was amended in the second quarter of 2015 (the “2015 Amended LTI Plan”) and which is described more fully in Note 18 – Shareholders’ Equity. The 2015 Amended LTI Plan provides for long-term incentive compensation for key employees and members of the Board. The 2015 Amended LTI Plan authorizes the grant of a variety of discretionary awards for employees and non-employee directors  in the form of incentive or non-qualified stock options, stock appreciation rights, restricted shares, restricted share units (“RSUs”), performance shares, performance-based restricted share units (“PBRSUs”) and other share-based awards and dividend equivalents.

Compensation expense is based on the grant date fair value of the award. The fair value of awards that grant an individual the underlying shares, such as RSUs and PBRSUs, is measured by the fair value of a Class A Common Share of SNI stock. The fair value of awards that grant an individual the right to the appreciation of the underlying shares, such as stock options, is measured using a binomial lattice model. A Monte Carlo simulation model is used to determine the fair value of awards with market conditions.

Certain awards of Class A Common Shares have performance and service conditions under which the number of shares granted is determined by the extent to which such conditions are satisfied (“Performance Shares”). Compensation expense for Performance Shares not based on market conditions is measured by the grant date fair value of a Class A Common Share. In periods prior to completion of the performance period, compensation expense is based on estimates of the number of shares that will be earned. If the estimated achievement of the performance condition changes, a cumulative adjustment to compensation expense is recognized in the current period. Compensation expense related to Performance Shares with a market-based condition is recognized regardless of whether the market condition is satisfied, provided the requisite service has been provided.

Compensation expense is recognized on a straight-line basis over the requisite service period of the award, with the impact of forfeitures realized as terminations occur. The requisite service period is generally the vesting period stated in the award. A portion of our share-based grants generally vest upon the retirement of the employee, so grants to retirement-eligible employees are expensed immediately, and grants to employees who will become retirement-eligible prior to the end of the stated vesting period are expensed over such shorter period.

Net Income per Share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to SNI by the weighted average number of common shares outstanding, including participating securities outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. We include all unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in both the number of basic and diluted shares outstanding EPS.

The following table presents information about basic and diluted weighted average shares outstanding:

	Year ended December 31,
( in thousands )	2016	2015	2014
Basic weighted average shares outstanding	129,529	129,665	141,297
Effect of dilutive securities:
Unvested share units and shares held by employees	245	189	228
Stock options held by employees and directors	330	401	668
Diluted weighted average shares outstanding	130,104	130,255	142,193
Anti-dilutive share awards	1,057	863	298

For the years ended December 31, 2016, December 31, 2015 and December 31, 2014 the anti-dilutive share-based awards were not included in the computation of diluted weighted average shares outstanding.

3. ACCOUNTING STANDARDS UPDATES

Issued and Adopted

In November 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the classification and presentation of restricted cash, Statement of Cash Flows, Restricted Cash, which requires that a statement of cash flows explain the change during the period in total cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents. The guidance is effective January 1, 2018, and we early adopted this guidance in the fourth quarter of 2016. This implementation did not have a material effect on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued new accounting guidance related to variable interest entities, Interests Held Through Related Parties Under Common Control, which amends the consolidation guidance applied to indirect interests in the entity held through related parties under common control with the reporting entity when determining whether it is the primary beneficiary of a variable interest entity. The guidance is effective January 1, 2017, and we early adopted this guidance in the fourth quarter of 2016. This implementation did not have a material effect on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued new accounting guidance related to statements of cash flows, Classification of Certain Cash Receipts and Cash Payments, which is intended to clarify existing guidance on classification issues and reduce potential diversity in practice. The guidance identifies cash flow situations whereby there has been diversity in application and provides specific guidance as to the treatment. The guidance is effective January 1, 2018, and we early adopted this guidance in the fourth quarter of 2016. This implementation did not have a material effect on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued new accounting guidance related to investments, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which simplifies the accounting for a transition to equity method investment of accounting as a result of an increase in level of ownership or degree of influence and eliminates the requirement to retroactively adjust the investment for all periods the investment was held. The amendments in the update require that an entity that has an available-for-sale equity security becomes qualified for the equity method of accounting if they recognize earnings through the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment qualifies for equity method treatment. The guidance is effective January 1, 2017, and we early adopted this guidance in the fourth quarter of 2016. This implementation did not have a material effect on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued new accounting guidance related to share-based compensation, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including forfeitures, accounting for income taxes and statutory withholding requirements. Additionally, this guidance provides clarity around presentation of items within the statements of cash flows. The guidance is effective January 1, 2017, and we early adopted this guidance in the second quarter of 2016. This implementation did not have a material effect on our consolidated financial statements and related disclosures.

Issued and Not Yet Adopted

In January 2017, the FASB issued new accounting guidance related to intangibles – goodwill and other, Simplifying the Test for Goodwill Impairment, which eliminates Step Two from the goodwill impairment test and requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective January 1, 2020, and early adoption is permitted for testing dates after January 1, 2017. We adopted this guidance effective January 1, 2017 and will apply the guidance to all tests subsequent to that date. We do not expect the new guidance to have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations within the new revenue recognition guidance by clarifying the indicators. This guidance updates the revenue recognition guidance issued in May 2014, Revenue from Contracts with Customers. In May 2014, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in GAAP. The guidance is effective January 1, 2018, and early adoption is permitted. We have partially completed our assessment of the new guidance to determine the impact it will have on our consolidated financial statements and related disclosures. As a result of our assessment, we are tentatively planning on applying the modified retrospective method of adoption for this guidance. We expect the remainder of our assessment to be completed by mid-2017.

In February 2016, the FASB issued new accounting guidance related to leases, Leases, which requires the recognition of an asset and liability arising from leasing arrangements for leases extending beyond an initial period of twelve months. The guidance will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective January 1, 2019, and early adoption is permitted. We have partially competed our evaluation of the new guidance to determine the impact it will have on our consolidated financial statements and related disclosures. We expect this assessment to be completed by mid-2017.

In January 2016, the FASB issued new accounting guidance related to financial assets and liabilities, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments not accounted for under the equity method to be measured at fair value with changes recognized in net income. Additionally, the guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairments, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requiring an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when an entity has elected to measure the liability at fair value, requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset either on the balance sheet or in the accompanying notes and clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance will reduce diversity in current practice. The guidance is effective January 1, 2018, and early adoption is not permitted. We have evaluated the guidance and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

4. ACQUISITIONS

N-Vision and TVN

On July 1, 2015 (the “Acquisition Date”), we acquired, through a wholly-owned subsidiary, 100.0 percent of the outstanding shares of N-Vision, which held a majority interest in TVN, for approximately €1,440.0 million, or

$1,608.6 million, comprised of €584.0 million, or $652.4 million cash, and €856.0 million, or $956.2 million debt, including €556.0 million, or $621.1 million, of debt directly attributed to TVN (the Acquisition). The Acquisition was funded with a portion of the net proceeds from the $1,500.0 million debt offering executed in June 2015 (the “Financing”) (see Note 13 – Debt). The majority of the remaining debt proceeds were used to purchase the residual outstanding shares of TVN through the Tender Offer for approximately $831.5 million and Squeeze-out for approximately $22.4 million, which were both completed during the third quarter of 2015. Together, the Acquisition, Tender Offer and Squeeze-out are referred to herein as the Transactions. Total consideration for the Transactions was approximately $2,462.5 million.

The primary purpose of the Acquisition was to obtain N-Vision’s 52.7 percent controlling interest in the voting shares of TVN, a public media company listed on the Warsaw Stock Exchange (the “WSE”).

To minimize the volatility in the purchase price that may have resulted from Euro to USD currency exchange rate changes, we entered into a foreign currency option contract during the first quarter of 2015 that effectively set the USD cash consideration for the Acquisition. We paid a $16.0 million premium to provide the Company a call option on €584 million at a cost of $625.0 million. The premium is reflected as both an expense in gain on derivatives within operating activities and as a cash outflow from foreign currency call option premium within investing activities in our consolidated statements of cash flows for the year ended December 31, 2015. The foreign currency option contract was settled during the second quarter of 2015, and the $31.9 million resulting gain is included as both a gain in gain on derivatives within operating activities and a cash inflow from settlement of derivatives within investing activities in our consolidated statements of cash flows for the year ended December 31, 2015.

The net impact of the various foreign currency contracts executed as a result of the Transactions resulted in a $44.2 million net gain for the year ended December 31, 2015, which is included within gain on derivatives in our consolidated statements of operations. We also recognized $24.2 million of net losses for the year ended December 31, 2015 related to the foreign currency effects on cash balances held for the Transactions. These losses are included within miscellaneous, net in our consolidated statements of operations.

Within three months of completing the Acquisition, the Company was required under Polish law to launch a mandatory public tender offer for a minimum ownership of 66.0 percent of TVN’s total voting shares outstanding. On June 9, 2015 the Company announced its intention to tender for all remaining outstanding voting shares of TVN to achieve 100.0 percent ownership. On July 6, 2015, the Company tendered for the remaining outstanding voting shares of TVN at a purchase price equal to PLN 20.0 per share. Final cash consideration paid was approximately $853.9 million.  The window to tender shares opened July 24, 2015 and continued through August 24, 2015, resulting in the acquisition of an additional 156.7 million shares, or a cumulative 98.8 percent ownership of TVN’s outstanding share capital. This enabled the Company to effectuate the Squeeze-out for the remaining unredeemed shares, which was completed on September 28, 2015 and resulted in 100.0 percent ownership of TVN. As part of the integration of TVN, the Company, through TVN, filed the documentation required under Polish law to effect the delisting of TVN shares from the WSE, which became effective December 3, 2015.

The incremental shares purchased through the Tender Offer and Squeeze-out were financed through a combination of cash on hand, borrowings under our Amended Revolving Credit Facility and net proceeds from our Term Loan (see Note 13 – Debt). The initial 52.7 percent acquisition is reflected as a purchase of subsidiary companies within investing activities in our consolidated statements of cash flows, while the subsequent Tender Offer and Squeeze-out are included as a purchase of non-controlling interests within financing activities in our consolidated statements of cash flows.

We incurred $15.1 million and $28.3 million of transaction and integration related expenses for the years ended December 31, 2016 and December 31, 2015, respectively. These transaction and integration expenses are included within selling, general and administrative in our consolidated statements of operations and reduced net income attributable to SNI by $11.5 million and $17.4 million for the years ended December 31, 2016 and December 31, 2015, respectively.

On July 31, 2015, the Company paid €364.9 million to retire the €300.0 million Senior PIK Toggle Notes due 2021 (“the 2021 PIK Notes”), which was debt at the parent of TVN and included as a component of the debt assumed in the Acquisition purchase price. The payment included the aggregate principal and a required make-whole component totaling €363.4 million, as well as accrued interest of €1.5 million.

On September 15, 2015, TVN executed a partial pre-payment of the 2020 TVN Notes totaling €45.1 million, comprised of principal of €43.0 million, accrued interest of €0.8 million and premium of €1.3 million.

On November 16, 2015, TVN Finance Corp. executed a second partial pre-payment of the 2020 TVN Notes totaling €45.6 million, comprised of principal of €43.0 million, accrued interest of €1.3 million and premium of €1.3 million.

On November 16, 2015, TVN Finance Corp. executed a full early redemption of the 2018 TVN Notes totaling €118.9 million, comprised of principal of €116.6 million, accrued interest of a nominal amount and premium of €2.3 million. An additional €4.6 million was paid simultaneously in fulfillment of the November 15 coupon payment due.

On September 20, 2016, TVN Finance Corp. executed a third pre-payment of the 2020 TVN Notes totaling €45.1 million, comprised of principal of €43.0 million, accrued interest of €0.8 million and premium of €1.3 million.

On December 15, 2016, TVN Finance Corp. executed an early redemption for the balance of the 2020 TVN Notes outstanding totaling €323.2 million, comprised of principal of €301.0 million, accrued interest of €11.1 million and premium of €11.1 million.

The Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the Acquisition Date. We have reported the results of operations for TVN in our consolidated financial statements for the period beginning on the Acquisition Date. As of December 31, 2016, we have repaid in full all debt acquired in the Acquisition.

The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the Acquisition Date.

(in thousands) Balance Sheet Classification	Fair Value as of July 1, 2015
Cash consideration transferred	$652,365
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired:
Cash and cash equivalents	105,714
Restricted cash	7,342
Accounts receivable	110,387
Prepaid expenses and other current assets	21,592
Investments	354,719
Property and equipment	92,133
Programs and program licenses	79,211
Intangible assets	760,636
Liabilities assumed:
Accounts payable	(28,941)
Accrued liabilities	(64,767)
Employee compensation and benefits	(27,896)
Program rights payable (current portion)	(19,395)
Deferred revenue	(2,132)
Deferred income taxes	(23,651)
Program rights payable (less current portion)	(3,492)
2018 TVN Notes	(128,577)
2020 TVN Notes	(528,205)
2021 PIK Notes	(409,549)
Term Loan	(18,178)
Other non-current liabilities	(5,624)
Non-controlling interest	(858,530)
Goodwill	1,239,568
Net assets acquired	$652,365

The following table represents the final fair value of identifiable intangible assets and their assumed estimated useful lives.

(in thousands) Intangible Asset Category	Type	Weighted Average Life in Years	Fair Value as of July 1, 2015
Copyrights and other tradenames	Amortizable	23	$333,912
Broadcast licenses	Amortizable	25	128,017
Advertiser lists	Amortizable	7	106,681
Customer lists	Amortizable	15	26,670
Acquired network distribution rights and other	Amortizable	20	165,356
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

We utilized various valuation techniques to determine fair value, primarily market transactions and discounted cash flow analyses. Discounted cash flows analysis requires the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy (see Note 6 – Fair Value Measurement). Under this valuation approach, we are required to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flow and marketplace data.

The following unaudited pro forma information presents the combined results of operations as if the Transactions had occurred at the beginning of fiscal year 2014, with TVN’s pre-acquisition results combined with SNI’s historical results prior to the Transactions. The 2016 consolidated financial statements include the results of TVN for the entire period. The pro forma results contained in the following table include adjustments for amortization of acquired intangibles, depreciation expense, transaction costs, interest expense as a result of the Financing and related income taxes. Any potential cost savings or other operational efficiencies that could result from the Transactions are not included in these pro forma results. These pro forma results do not necessarily reflect what would have occurred if the Acquisition had taken place January 1, 2014, nor do they represent the results that may occur in the future.

(in thousands)	Year ended December 31,
Pro Forma Results (unaudited)	2015	2014
Pro Forma Revenues	$3,236,344	$3,166,652
Pro forma net income attributable to SNI	$584,618	$499,767
Pro forma net income attributable to SNI shareholders per share of common stock:
Basic	$4.51	$3.54
Diluted	$4.49	$3.51
Weighted average shares outstanding:
Basic	129,665	141,297
Diluted	130,255	142,193

We did not recognize any contingent consideration arising from the Acquisition.

TVN contributed operating revenues of $224.7 million and operating income of $36.7 million for the year ended 2015 from the Acquisition Date through December 31, 2015.

Other Transactions

On June 16, 2016, we acquired a new network distribution right in Italy for €10.4 million, or approximately $11.6 million. The new distribution right was recorded as an intangible asset with a four year straight-line amortizable life. The acquisition of this asset is reflected as an investing activity within our consolidated statements of cash flows.

On December 31, 2016, we completed the purchase of the remaining 30.0 percent non-controlling interest in FNLA for $4.5 million and now own 100.0 percent of FNLA.

5. EMPLOYEE TERMINATION PROGRAMS

Restructuring Plan

During the fourth quarter of 2014, we executed the Restructuring Plan and provided qualified employees with voluntary early retirement packages and notified employees of the elimination of certain positions within the Company. We also announced that we would be closing our Cincinnati office location in late 2015 and relocating certain positions to our Knoxville headquarters. Our 2016, 2015 and 2014 operating results include a gain of $0.3 million, expense of $17.9 million and expense of $14.4 million, respectively. The $17.9 million of expense in 2015 was classified as $13.3 million of selling, general and administrative, $2.8 million of cost of services and $1.8 million of depreciation. The $14.4 million of expense in 2014 was classified as $9.6 million of selling, general and administrative, $3.9 million of cost of services and $0.9 of depreciation. As a result, net income attributable to SNI was increased by $0.2 million in 2016 and reduced by $11.1 million and $8.9 million in 2015 and 2014, respectively. The Restructuring Plan was complete as of December 31, 2016.

A rollforward of the liability related to Restructuring charges by segment is as follows:

	Year ended December 31, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2015	$605	$-	$5,314	$5,919
Net accruals	5	-	(315)	(310)
Payments	(610)	-	(4,315)	(4,925)
Non-cash (a)	-	-	(684)	(684)
Liability as of December 31, 2016	$-	$-	$-	$-
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

Reorganization

During the fourth quarter of 2015, we executed the Reorganization and committed to undertaking activities intended to streamline and integrate the management of our domestic networks, creating a cohesive and holistic organization. As part of the Reorganization, we announced we would be relocating certain employees during 2016. Our 2016 and 2015 operating results include expense of $16.3 million and $3.9 million, respectively, for severance, retention, benefits and relocation costs incurred as a result of the Reorganization. The $16.3 million of expense in 2016 was classified as $10.8 million of selling, general and administrative and $5.5 million of cost of services, while the $3.9 million of expense in 2015 was classified as $3.2 million of selling, general and administrative and $0.7 million of cost of services. As a result, net income attributable to SNI was reduced by $10.1 million and $2.4 million in 2016 and 2015, respectively. The Reorganization was substantially completed as of December 31, 2016.

A rollforward of the liability related to the Reorganization charges by segment is as follows:

	Year ended December 31, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2015	$3,258	$-	$8	$3,266
Net accruals	10,539	-	5,765	16,304
Payments	(11,159)	-	(3,043)	(14,202)
Non-cash (b)	(683)	-	(1,145)	(1,828)
Liability as of December 31, 2016	$1,955	$-	$1,585	$3,540
(b) Primarily represents the reclassification of current period charges for share-based compensation.
	Year ended December 31, 2015
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2014	$-	$-	$-	$-
Net accruals	3,835	-	31	3,866
Payments	(19)	-	(23)	(42)
Non-cash (b)	(558)	-	-	(558)
Liability as of December 31, 2015	$3,258	$-	$8	$3,266
(b) Primarily represents the reclassification of current period charges for share-based compensation.

The liability for both the Restructuring Plan and Reorganization is included within accrued liabilities on our consolidated balance sheets.

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

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

There have been no transfers of assets or liabilities between the fair value measurement classifications during the periods presented.

Recurring Measurements

	December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$658	$658	$-	$-
Foreign currency derivative	-	-	$-	-
Total	$658	$658	$-	$-

Temporary equity - Redeemable non-controlling interests	$-	$-	$-	$-

	December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$80,944	$80,944	$-	$-
Foreign currency derivative	615	-	615	-
Total	$81,559	$80,944	$615	$-

Temporary equity - Redeemable non-controlling interests	$99,000	$-	$-	$99,000

Foreign currency derivatives include free-standing foreign currency forward contracts, which are marked to market at each reporting period. We classify our foreign currency forward contracts as Level 2, as the valuation inputs are based on quoted prices and market observable data of similar instruments.

At December 31, 2015, we determined the fair value of our redeemable non-controlling interest in Travel Channel using a combination of a discounted cash flow valuation model and a market approach that applies revenues and earnings before interest, taxes and depreciation and amortization (“EBITDA”) estimates against the calculated multiples of comparable companies. Operating revenues and EBITDA were key assumptions utilized in both the discounted cash flow valuation model and the market approach. The selected discount rate of approximately 10.5 percent was also a key assumption in our discounted cash flow valuation model (See Note 17—Redeemable Non-controlling Interests and Non-controlling Interest). On February 25, 2016, we agreed to pay the non-controlling interest owner $99.0 million to acquire the 35.0 percent interest in Travel Channel, resulting in our 100.0 percent ownership (see Note 17 – Redeemable Non-controlling Interest and Non-controlling Interest).

Other Financial Instruments

The carrying values of our financial instruments do not materially differ from their estimated fair values as of December 31, 2016 and December 31, 2015, except for debt, which is disclosed in Note 13 – Debt, and redeemable non-controlling interests, which is disclosed in Note 17 – Redeemable Non-controlling Interests and Non-controlling Interest.

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

7. INVESTMENTS

Investments consisted of the following:

	December 31,
(in thousands)	2016	2015
Equity method investments	$641,327	$741,823
Cost method investments	58,154	65,807
Total investments	$699,481	$807,630

Investments accounted for using the equity method include the following:

	December 31,
	2016	2015
UKTV	50.0%	50.0%
HGTV Magazine	50.0%	50.0%
Food Network Magazine	50.0%	50.0%
Everytap	40.0%	40.0%
HGTV Canada	33.0%	33.0%
nC+	32.0%	32.0%
Food Canada	29.0%	29.0%
Cooking Channel Canada	29.0%	-
Onet	25.0%	25.0%
Fox Sports South	-	7.3%

UKTV

UKTV receives financing through a loan provided by us. The loan, totaling $93.9 million and $112.1 million at December 31, 2016 and December 31, 2015, respectively, is reported within other non-current assets on our consolidated balance sheets. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, our partner, the BBC, maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and account for the investment under the equity method of accounting. The Company’s investment in UKTV totaled $305.1 million and $353.4 million at December 31, 2016 and December 31, 2015, respectively.

A portion of the purchase price from our 50.0 percent investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $46.0 million and $46.5 million proportionate share of UKTV’s results for the years ended December 31, 2016 and December 31, 2015, respectively, which were reduced by amortization of $12.9 million and $16.8 million for the years ended December 31, 2016 and December 31, 2015, respectively. The table below summarizes estimated amortization that we expect to reduce the Company’s equity in UKTV’s earnings for future periods:

( in thousands )	Estimated Amortization*
2017	$11,840
2018	$12,031
2019	$12,222
2020	$12,413
2021	$11,516
Thereafter	$80,438
* The functional currency of UKTV is the GBP, so these amounts are subject to change as the GBP to USD exchange rate fluctuates.

nC+

The Company, through its ownership of TVN, has an investment in nC+, which is managed under the terms of a shareholders’ agreement. The nC+ shareholders’ agreement contains various standard provisions with regards to the management of the business and related matters, as well as terms regarding disposition of ownership by either party. A portion of the purchase price from our 32.0 percent investment in nC+ was attributed to amortizable intangible assets, which are included in the carrying value of our nC+ investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in nC+ reduces equity in earnings we recognize from our nC+ investment. Accordingly, equity in earnings of affiliates includes our $6.6 million and $1.4 million proportionate share of nC+’s results for the years ended December 31, 2016 and December 31, 2015, respectively, which were reduced by amortization of $0.9 million and $4.9 million for the years ended December 31, 2016 and December 31, 2015, respectively.

The table below summarizes estimated amortization that we expect to reduce the Company’s equity in nC+’s earnings for future periods:

( in thousands )	Estimated Amortization*
2017	$3,970
2018	$3,970
2019	$3,970
2020	$3,970
2021	$3,970
Thereafter	$22,768
* The functional currency of nC+ is the PLN, so these amounts are subject to change as the PLN to USD exchange rate fluctuates.

Fox Sports South

On February 24, 2016, the Company sold its 7.3 percent equity interest in Fox Sports South to the controlling interest holder for a sale price of $225.0 million upon the exercise of the Company’s put right. The sale of this ownership interest resulted in a gain of $208.2 million for the year ended December 31, 2016, which is recorded in gain on sale of investments in our consolidated statements of operations and as both a gain on sale of investments within operating activities and as a cash inflow from sale of investments within investing activities in our consolidated statements of cash flows. Further, the gain on sale resulted in tax expense of approximately $73.7 million for the year ended December 31, 2016.

Other Purchases and Disposals

On June 12, 2016, an investment in which the Company accounted for using the cost method was sold. The proceeds from the sale totaled $1.5 million and resulted in a $16.4 million loss recognized for the year ended December 31, 2016, which is recorded in gain on sale of investments in our consolidated statements of operations and as both a gain on sale of investments within operating activities and as a cash inflow from sale of investments within investing activities in our consolidated statements of cash flows.

During the third quarter of 2016, the Company, through TVN, notified the controlling interest holder of Onet that it is exercising its rights under the put option of its agreement. Discussions are currently ongoing regarding the value of the Company’s interest and the associated timing of finalization.

The Company invested $5.0 million in Pluto TV and an additional $4.7 million in Refinery29 in 2016. Both investments are accounted for using the cost method of accounting.

During the fourth quarter of 2016, the Company launched Cooking Channel Canada, with an initial investment of 7.5 million CAD, or approximately $5.7 million, for a 29.0 percent non-controlling interest.

Supplemental Equity Method Investment Information

Aggregated statements of operations data for investments accounted for under the equity method of accounting is as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014
Operating revenues	$1,499,020	$1,973,515	$1,333,239
Operating income	$534,321	$753,249	$708,958
Net income	$197,090	$568,358	$522,435

During the fourth quarter of 2016, the Company became aware of updated financial projections that were below previous projections for an equity method investment, resulting in an impairment analysis. As a result, we identified a write-down of $10.7 million associated with this equity-method investment. This impact was recorded in miscellaneous, net within our consolidated statements of operations.

Aggregated balance sheet information for investments accounted for under the equity method of accounting is as follows:

	December 31,
(in thousands)	2016	2015
Current assets	$658,567	$847,444
Non-current assets	493,962	677,069
Total Assets	$1,152,529	$1,524,513
Current liabilities	$418,201	$475,582
Non-current liabilities	141,976	150,412
Equity	592,352	898,519
Total Liabilities and Equity	$1,152,529	$1,524,513

8. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

	December 31,
(in thousands)	2016	2015
Cost of programs available for broadcast	$2,610,364	$2,588,311
Accumulated amortization	(1,823,985)	(1,764,532)
Cost of programs available for broadcast, net	786,379	823,779
Progress payments on programs not yet available for broadcast	305,021	288,119
Total programs and program licenses	$1,091,400	$1,111,898

In addition to the programs owned or licensed by us included in the table above, we have commitments to license certain programming that is not yet available for broadcast. Additional remaining obligations under contracts to purchase or license programs not yet available for broadcast totaled approximately $272.5 million and $240.0 million as of December 31, 2016 and December 31, 2015, respectively. If the programs are not produced, our commitment to license the programs would generally expire without obligation.

Actual amortization in each of the next five years will exceed the amounts currently recorded as assets and presented above as we will continue to produce and license additional programs. Estimated amortization of recorded program assets and the remaining obligations under contracts to purchase or license programs not yet available for broadcast, for each of the next five years is as follows:

	Programs	Programs Not
	Available for	Yet Available
(in thousands)	Broadcast	for Broadcast	Total
2017	$433,829	$272,312	$706,141
2018	228,198	181,943	410,141
2019	94,999	73,198	168,197
2020	26,195	38,215	64,410
2021	2,745	11,699	14,444
Later years	413	160	573
Total	$786,379	$577,527	$1,363,906

Program and program license expense, which consists of program amortization and program impairments, is included within cost of services in our consolidated statements of operations. Program impairments totaled $90.7 million in 2016, $70.4 million in 2015 and $38.4 million in 2014.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(in thousands)	2016	2015
Land and improvements	$22,744	$23,606
Buildings and improvements	193,146	190,199
Equipment	188,908	172,302
Computer software	236,036	206,276
Total	640,834	592,383
Accumulated depreciation	(354,435)	(299,153)
Property and equipment, net	$286,399	$293,230

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following:

	December 31, 2016
(in thousands)	Gross	Accumulated Impairments (1)	Net
Goodwill	$1,744,433	$(102,264)	$1,642,169
(1) All accumulated impairments to goodwill are within International Networks.
	December 31, 2015
(in thousands)	Gross	Accumulated Impairments (1)	Net
Goodwill	$1,849,134	$(44,386)	$1,804,748
(1) All accumulated impairments to goodwill are within International Networks.

Activity related to goodwill by business segment consisted of the following:

(in thousands) Goodwill	U.S. Networks	International Networks	Corporate and Other	Total
Balance as of December 31, 2014	$510,484	$62,635	$-	$573,119
Purchase price allocation adjustment during the measurement period	-	-	-	-
Additions - business acquisitions	-	1,259,447	-	1,259,447
Foreign currency translation adjustment	-	(27,818)	-	(27,818)
Balance as of December 31, 2015	$510,484	$1,294,264	$-	$1,804,748
Purchase price allocation adjustments	-	(46,124)	-	(46,124)
Additions - business acquisitions	-	450	-	450
Goodwill write-down	-	(57,878)	-	(57,878)
Foreign currency translation adjustment	-	(59,027)	-	(59,027)
Balance as of December 31, 2016	$510,484	$1,131,685	$-	$1,642,169

To determine the fair value of our reporting units, we used market data and discounted cash flow analyses. As the primary determination of fair value is determined using a discounted cash flow model, the resulting fair value is considered a Level 3 measurement. During the annual impairment analysis in 2016, management identified goodwill that was deemed to be impaired based upon economic conditions that differ from those forecasted in previous periods. We wrote down the full value of the goodwill related to our EMEA and APAC reporting units, totaling $57.9 million, which is included within goodwill write-down in our consolidated statements of operations. No impairment charges were identified as a result of our goodwill analyses in 2015.

Intangible assets consisted of the following:

	December 31, 2016
(in thousands) Intangible assets	Gross	Accumulated Amortization	Net
Acquired network distribution rights	$717,834	$(232,856)	$484,978
Customer and advertiser lists	209,314	(93,232)	116,082
Copyrights and other tradenames	362,236	(61,286)	300,950
Broadcast licenses	114,832	(7,861)	106,971
Acquired rights and other	119,885	(36,184)	83,701
Total	$1,524,101	$(431,419)	$1,092,682

	December 31, 2015
(in thousands) Intangible assets	Gross	Accumulated Amortization	Net
Acquired network distribution rights	$744,962	$(195,678)	$549,284
Customer and advertiser lists	223,726	(81,892)	141,834
Copyrights and other tradenames	390,111	(30,875)	359,236
Broadcast licenses	124,030	(2,524)	121,506
Acquired rights and other	120,267	(29,463)	90,804
Total	$1,603,096	$(340,432)	$1,262,664

Activity related to intangible assets by business segment consisted of the following:

(in thousands) Intangible Assets	U.S. Networks	International Networks	Corporate and Other	Total
Balance as of December 31, 2014	$524,765	$71,116	$-	$595,881
Purchase price allocation adjustment during the measurement period	-	-	-	-
Additions - business acquisitions	-	761,362	-	761,362
Amortization	(40,166)	(28,481)	-	(68,647)
Foreign currency translation adjustment	-	(25,932)	-	(25,932)
Balance as of December 31, 2015	$484,599	$778,065	$-	$1,262,664
Additions - other licenses	-	11,634	-	11,634
Amortization	(40,220)	(67,279)	-	(107,499)
Intangible assets write-down	-	(15,943)	-	(15,943)
Other intangible write-downs		(387)		(387)
Foreign currency translation adjustment	-	(57,787)	-	(57,787)
Balance as of December 31, 2016	$444,379	$648,303	$-	$1,092,682

We recognized a $15.9 million impairment on the long-lived intangible assets of our APAC reporting unit, which was recognized as accelerated amortization in 2016. We did not record any long-lived intangible asset impairment in 2015.

Separately acquired intangible assets reflect the acquisition of certain rights that will expand our opportunity to earn future revenues. Cash payments for these acquired rights totaled $9.9 million, $11.0 million and $10.9 million in 2016, 2015 and 2014, respectively, and are reported as other, net within investing activities in our consolidated statements of cash flows.

Amortization expense associated with intangible assets for each of the next five years is expected to be as follows:

( in thousands )	Estimated Amortization *
2017	$98,413
2018	$96,484
2019	$96,431
2020	$82,512
2021	$79,404
Thereafter	$639,438

* The functional currency of certain foreign subsidiaries differs from the USD, so these amounts are subject to change as exchange rates fluctuate.

11. ACCRUED LIABILITIES

Accrued current liabilities consisted of the following:

	December 31,
(in thousands)	2016	2015
Rent	$19,899	$21,736
Advertising rebates	15,966	20,808
Marketing and advertising	14,385	11,437
Interest	6,644	8,400
Taxes payable	456	2,029
Other accrued expenses	95,130	95,559
Total accrued liabilities	$152,480	$159,969

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

Food Network and Cooking Channel are operated under the Partnership.

Income (loss) from operations before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2016	2015	2014
United States	$1,393,410	$1,187,353	$1,063,942
Foreign	(115,632)	(65,489)	(36,091)
Total	$1,277,778	$1,121,864	$1,027,851

The determination of US/non-US is primarily based on legal entity structure, which differs from our reportable segment structure.

The provision for income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$334,744	$345,204	$269,047
State and local	107,550	32,393	31,155
Foreign	(1,553)	(6,183)	2,038
Total current income tax provision	440,741	371,414	302,240
Deferred:
Federal	(7,808)	(31,731)	694
State and local	(586)	5,611	85
Foreign	(2,017)	(1,903)	(1,976)
Total deferred income tax (benefit) provision	(10,411)	(28,023)	(1,197)
Provision for income taxes	$430,330	$343,391	$301,043

During the year ended December 31, 2016 we had a current tax expense of $0.5 million allocated directly to shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes. For the years ended December 31, 2015 and December 31, 2014, a current tax benefit of $1.2 million and $12.3 million, respectively, was allocated directly to shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	Year ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
U.S. state and local income taxes, net of federal income tax benefit	5.6	2.2	2.2
Income of pass-through entities allocated to non-controlling interests	(4.8)	(5.4)	(6.2)
Section 199 - Domestic Production Activities deduction	(2.4)	(2.5)	(2.3)
Other	0.3	1.3	0.6
Effective income tax rate	33.7%	30.6%	29.3%

The approximate effect of the temporary differences giving rise to deferred income tax (assets) liabilities were as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax assets:
Accrued expenses	$(32,120)	$(30,764)
Deferred compensation	(85,524)	(73,672)
Capital loss carry-forwards	—	(9,316)
Net operating loss carry-forwards	(145,414)	(157,475)
Investments	(129,113)	(80,992)
State taxes and interest	(52,999)	(35,671)
Property and equipment	(34,267)	(30,885)
Other	(32,310)	(26,530)
Total deferred tax assets:	(511,747)	(445,305)
Deferred tax liabilities:
Intangible assets	157,675	178,132
Programs and program licenses	54,908	45,897
Other	5,544	5,880
Total deferred tax liabilities:	218,127	229,909
Valuation allowance for deferred tax assets	118,329	123,442
Net deferred tax asset	$(175,291)	$(91,954)

As of December 31, 2016, there were $1.6 million of net operating loss carry-forwards for federal income tax purposes with expiration beginning in 2032, $19.3 million of net operating loss carry-forwards in various state jurisdictions with expiration dates between 2028 and 2034 and $702.3 million of net operating loss carry-forwards in various foreign jurisdictions. Some of the foreign losses have an indefinite carry-forward period and certain of the foreign losses expire beginning in 2017. A large portion of the deferred tax assets for the foreign and state loss carry-forwards has been reduced by a valuation allowance of $111.1 million, as it is more likely than not that these loss carry-forwards will not be realized.

The Company has recorded a valuation allowance against deferred tax assets totaling $118.3 million and $123.4 million as of December 31, 2016 and December 31, 2015, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets may result in a decrease in the provision for income taxes. The decrease in valuation allowance is primarily related to the impact of currency fluctuations in jurisdictions with historical valuation allowances partially offset by an increase related to certain prior year foreign net operating losses that management has concluded will not be used within the applicable carryforward period. The valuation allowance was further impacted by management’s determination that it is more likely than not that certain foreign net operating losses incurred during the year ended December 31, 2016 will not be realized.

No provision has been made for United States federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested, which were approximately $150.4 million at December 31, 2016. Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014
Gross unrecognized tax benefits - beginning of year	$109,693	$96,166	$109,462
Increases in tax positions for prior years	9,567	19,679	2,169
Decreases in tax positions for prior years	(19,243)	-	(11,254)
Increases in tax positions for current year	30,142	17,712	15,149
Settlements with taxing authorities	(782)	495	-
Lapse in statute of limitations	(58)	(24,359)	(19,360)
Gross unrecognized tax benefits - end of year	$129,319	$109,693	$96,166

The total net unrecognized tax benefits that would affect the effective tax rate if recognized were $84.2 million at December 31, 2016, $78.3 million at December 31, 2015 and $62.8 million at December 31, 2014. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. We recognized interest expense and penalties of approximately $7.4 million in 2016, $0.1 million in 2015 and $0.5 million in 2014. We have accrued gross interest and penalties of approximately $22.5 million in 2016, $11.5 million in 2015 and $10.9 million in 2014.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. As of December 31, 2016, the Company is no longer subject to U.S. federal examinations for years before 2013. It is possible that examinations by tax authorities in state and foreign jurisdictions may be resolved within twelve months. Exclusive of interest and penalties, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next twelve months by a range of zero to $56.3 million, primarily due to settlement of tax examinations and expiration of the statute of limitations.

With a few exceptions, the Company is no longer subject to examinations by state, local or foreign tax authorities for years prior to 2012.

13. DEBT

Debt consisted of the following:

		December 31, 2016
(in thousands)	Maturity	Gross	Debt Issuance Costs	Net Carrying Amount
Amended Revolving Credit Facility	2019 - 2020	475,000	$-	475,000
Term Loan	2017	250,000	(68)	249,932
2.70% Senior Notes	2016	-	-	-
2.75% Senior Notes	2019	498,979	(2,124)	496,855
TVN 7.38% Senior Notes	2020	-	-	-
2.80% Senior Notes	2020	598,602	(3,378)	595,224
3.50% Senior Notes	2022	399,040	(2,975)	396,065
3.90% Senior Notes	2024	497,110	(3,133)	493,977
3.95% Senior Notes	2025	499,200	(3,867)	495,333
Total debt		3,217,931	(15,545)	3,202,386
Current portion of debt		(250,000)	68	(249,932)
Debt (less current portion)		$2,967,931	$(15,477)	$2,952,454
Fair value of debt *				$3,254,862

		December 31, 2015
(in thousands)	Maturity	Gross	Debt Issuance Costs	Net Carrying Amount
Amended Revolving Credit Facility	2019 - 2020	$390,000	$(830)	$389,170
Term Loan	2017	250,000	(871)	249,129
2.70% Senior Notes	2016	499,888	(714)	499,174
2.75% Senior Notes	2019	498,625	(2,875)	495,750
TVN 7.38% Senior Notes	2020	399,986	-	399,986
2.80% Senior Notes	2020	598,193	(4,397)	593,796
3.50% Senior Notes	2022	398,864	(3,555)	395,309
3.90% Senior Notes	2024	496,743	(3,533)	493,210
3.95% Senior Notes	2025	499,106	(4,358)	494,748
Total debt		4,031,405	(21,133)	4,010,272
Current portion of debt		(499,888)	714	(499,174)
Debt (less current portion)		$3,531,517	$(20,419)	$3,511,098
Fair value of debt *				$3,977,985

*The fair value of the Senior Notes was estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

Revolving Credit Facilities

In May 2015, we entered into the Amended Revolving Credit Facility. The Amended Revolving Credit Facility provides $250.0 million additional revolving loan capacity permitting borrowings up to an aggregate principal amount of $900.0 million, which may be increased to $1,150.0 million at our option. Additionally, the Amended Revolving Credit Facility extends the maturity date to March 2020, with the exception of $32.5 million, which remains scheduled to mature in March 2019.

Borrowings under the Amended Revolving Credit Facility incur interest charges based on the Company’s credit rating with drawn amounts incurring interest at LIBOR plus a range of 69 to 130 basis points and a facility fee ranging from 6 to 20 basis points, also subject to the Company’s credit ratings.

The Company had outstanding borrowings of $475.0 million and $389.2 million under the Amended Revolving Credit Facility at December 31, 2016 and December 31, 2015, respectively. Interest was calculated at an average rate of approximately 1.83% and 1.44% for the year ended December 31, 2016 and December 31, 2015, respectively. The Company had $0.8 million and $1.1 million of outstanding letters of credit under the Amended Revolving Credit Facility at December 31, 2016 and December 31, 2015, respectively.

At the Acquisition Date, TVN had the TVN Facility in the amount of PLN 300.0 million and the Cash Loan in the amount of €25.0 million bearing interest at a floating rate of EURIBOR for the relevant interest period, plus the bank’s margin. The TVN Facility and Cash Loan were scheduled to mature in June 2017, but both were repaid in full and cancelled as of December 31, 2015.

Term Loan

In June 2015, we entered into a $250.0 million senior unsecured Term Loan agreement.  The Term Loan has a maturity date of June 2017, with outstanding borrowings incurring interest at LIBOR plus a range of 62.5 to 137.5 basis points, subject to the Company’s credit ratings. The weighted average interest rate on the Term Loan was 1.71% and 1.37% for the year ended December 31, 2016 and December 31, 2015, respectively. The Term Loan is classified within current portion of debt on our consolidated balance sheets in 2016.

Senior Notes

In September 2013, TVN Finance Corp. issued the 2020 TVN Notes. Prior to December 15, 2016, TVN Finance Corp may redeem up to 40.0 percent of the original principal amount of the 2020 TVN Notes with net cash proceeds of one or more equity offerings at a redemption price of 107.38% of the principal amount plus accrued and unpaid interest, if any, to the redemption date.  Also, prior to December 15, 2016, TVN Finance Corp. may redeem up to 10.0 percent of the original principal amount of the 2020 TVN Notes at a redemption price equal to 103.00% of the aggregate principal amount plus accrued and unpaid interest, if any, to the redemption date. A 10.0 percent redemption was executed in September 2015, November 2015 and September 2016.

In November 2014, we completed the sale of the 2019 Notes and the 2024 Notes. Interest is due on the 2019 Notes and 2024 Notes on May 15th and November 15th each year. Net proceeds from the issuance of these notes were utilized to repay the 2015 Notes that matured in January 2015.

In June 2015, we completed the sale of the 2020 Notes, the 2022 Notes and the 2025 Notes, the “Newly Issued Notes”. The Newly Issued Notes are unsecured senior obligations of the Company and rank equally in right of payment with the Company’s existing and future unsecured and unsubordinated indebtedness. The proceeds of the Newly Issued Notes were used, in part, to fund the Transactions (see Note 4 – Acquisitions).

On July 31, 2015, the Company paid €364.9 million to retire the €300.0 million 2021 PIK Notes, which was debt at the parent of TVN and included as a component of the debt assumed in the Acquisition purchase price. The payment included the aggregate principal and a required make-whole component totaling €363.4 million, as well as accrued interest of €1.5 million. The extinguishment of debt, including the make-whole component, is separately reflected within financing activities in our consolidated statements of cash flows.

On September 15, 2015 TVN Finance Corp. executed a partial pre-payment of the 2020 TVN Notes totaling €45.1 million, comprised of principal of €43.0 million, accrued interest of €0.8 million and premium of €1.3 million. The extinguishment of debt is separately reflected within financing activities in our consolidated statement of cash flows.

On November 16, 2015, TVN Finance Corp. executed a full early redemption of the 2018 TVN Notes totaling €118.9 million, comprised of principal of €116.6 million, accrued interest of a nominal amount and premium of €2.3 million. An additional €4.6 million was paid simultaneously in fulfillment of the November 15 coupon payment due. The extinguishment of debt is separately reflected within financing activities in our consolidated statement of cash flows.

On November 16, 2015, TVN Finance Corp. executed a second partial pre-payment of the 2020 TVN Notes totaling €45.6 million, comprised of principal of €43.0 million, accrued interest of €1.3 million and premium of €1.3 million. At December 31, 2015, €344.0 million was outstanding on the 2020 TVN Notes. The extinguishment of debt is separately reflected within financing activities in our consolidated statement of cash flows.

On September 20, 2016, TVN Finance Corp. executed a third pre-payment of its 2020 TVN Notes totaling €45.1 million, comprised of principal of €43.0 million, accrued interest of €0.8 million and premium of €1.3 million. The extinguishment of debt is separately reflected within financing activities in our consolidated statement of cash flows.

On December 15, 2016, TVN Finance Corp. executed an early redemption for the balance of the 2020 TVN Notes outstanding totaling €323.2 million, comprised of principal of €301.0 million, accrued interest of €11.1 million and premium of €11.1 million. The extinguishment of debt is separately reflected within financing activities in our consolidated statement of cash flows.

On December 15, 2016, the 2016 Notes matured and were repaid in full. The balance outstanding on the 2016 Notes is classified within current portion of debt on our consolidated balance sheets in 2015.

Amounts capitalized and included as a reduction against debt on our consolidated balance sheets, included $15.5 million and $20.4 million of debt issuance costs as of December 31, 2016 and December 31, 2015, respectively. Debt issuance costs of $1.1 million and $0.8 million related to the Amended Revolving Credit Facility as of December 31, 2016 and December 31, 2015, respectively, are included within other non-current assets and as a reduction against debt on our consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively. Debt issuance costs are related to the Amended Revolving Credit Facility, Term Loan and Newly Issued Notes that were undertaken to finance the Transactions. We amortized $6.0 million and $6.0 million of debt issuance costs for the years ended December 31, 2016 and December 31, 2015, respectively, within interest expense, net in our consolidated statements of operations.

Debt Covenants

The Amended Revolving Credit Facility, Term Loan, all of our Senior Notes include certain affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

14. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

We sponsor the Pension Plan, which covers certain of our U.S.-based employees. Expense recognized in relation to the Pension Plan is based upon actuarial valuations. Inherent in those valuations are key assumptions including discount rates and, where applicable, expected returns on assets and projected future salary rates. The discount rates used in the valuation of the Pension Plan are evaluated annually based on current market conditions. Benefits are generally based on the employee’s compensation and years of service.

We also have a SERP. The SERP, which is unfunded, provides defined pension benefits, in addition to what is provided under the Pension Plan, to eligible executives based on average earnings, years of service and age at retirement.

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

The measurement date used for the Pension Plan and SERP is December 31. The expense components consisted of the following:

	Pension Plan			SERP
	Year ended December 31,			Year ended December 31,
(in thousands)	2016	2015	2014	2016	2015	2014
Interest cost	$3,133	$2,940	$3,279	$1,519	$1,713	$1,685
Expected return on plan assets, net of expenses	(3,851)	(3,876)	(4,571)	-	-	-
Amortization of net loss	2,256	2,095	1,239	2,471	2,354	2,188
Special termination benefits	-	860	1,838	-	290	365
Settlement charges	-	3,345	2,021	2,514	1,121	2,279
Total	$1,538	$5,364	$3,806	$6,504	$5,478	$6,517

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

We made a contribution of $10.0 million to fund the Pension Plan during the year ended December 31, 2016 and did not make any contributions during the year ended December 31, 2015. We do not anticipate contributing any cash to fund the Pension Plan in 2017.

We made $5.7 million and $2.7 million in SERP benefit payments during the years ended December 31, 2016 and December 31, 2015, respectively. We anticipate contributing $11.8 million to fund current benefit payments for the SERP in 2017.

Assumptions used in determining the annual retirement plans expense were as follows:

	Pension Plan			SERP
	Year ended December 31,			Year ended December 31,
	2016	2015	2014	2016	2015	2014
Discount rate	3.75%	3.46%	4.27%	3.39%	3.14%	3.62%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
Increase in compensation levels	4.32%	4.54%	5.05%	3.10%	4.41%	4.83%

Input	Description
Discount rate	Based on a bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans
Long-term rate of return on plan assets

Based on the weighted-average expected rate of return and capital market forecasts for each asset class employed and also considers our historical compounded return on plan assets for ten and 15 year periods

Increase in compensation levels	Based on actual past experience and the near-term outlook

Obligations and Funded Status

Defined benefit pension plan obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our plan assets and obligations:

	Pension Plan		SERP
	Year ended December 31,		Year ended December 31,
(in thousands)	2016	2015	2016	2015
Accumulated benefit obligation	$88,733	$78,859	$49,520	$46,428
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$84,621	$92,384	$52,274	$52,374
Interest cost	3,133	2,940	1,519	1,713
Benefits paid	(3,750)	(484)	(251)	(251)
Actuarial losses (gains)	10,728	(525)	7,395	566
Curtailments	-	-	-	-
Special termination benefits	-	860	-	290
Settlement charges	-	(10,554)	(5,473)	(2,418)
Projected benefit obligation at end of year	94,732	84,621	55,464	52,274
Plan assets:
Fair value at beginning of year	45,713	59,096	-	-
Actual return on plan assets	3,667	(2,345)	-	-
Company contributions	10,000	-	5,724	2,669
Benefits paid	(3,750)	(484)	(251)	(251)
Settlement charges	-	(10,554)	(5,473)	(2,418)
Fair value at end of year	55,630	45,713	-	-
Under funded status	$(39,102)	$(38,908)	$(55,464)	$(52,274)
Amounts recognized as assets and liabilities in
the consolidated balance sheets:
Current liabilities	$-	$-	$(11,832)	$(17,500)
Non-current liabilities	(39,102)	(38,908)	(43,632)	(34,774)
Total	$(39,102)	$(38,908)	$(55,464)	$(52,274)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$36,158	$27,502	$25,142	$22,731

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive loss consist of:

	Pension Plan			SERP
	Year ended December 31,			Year ended December 31,
(in thousands)	2016	2015	2014	2016	2015	2014
Net actuarial loss	$10,912	$5,695	$14,801	$7,395	$566	$6,650
Amortization of net loss	(2,256)	(2,095)	(1,239)	(2,471)	(2,354)	(2,188)
Curtailment charges	-	-	(1,097)	-	-	(53)
Settlement charges	-	(3,345)	(2,021)	(2,514)	(1,121)	(2,279)
Total recognized in other comprehensive loss (income)	8,656	255	10,444	2,410	(2,909)	2,130
Net periodic benefit cost	1,538	5,364	3,806	6,504	5,478	6,517
Total recognized in net periodic benefit cost and other comprehensive loss	$10,194	$5,619	$14,250	$8,914	$2,569	$8,647

We expect to recognize $3.1 million and $2.4 million of amortization related to the Pension Plan and SERP, respectively, from accumulated other comprehensive loss into net periodic benefit cost for the net actuarial loss during 2017.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Pension Plan		SERP
	Year ended December 31,		Year ended December 31,
(in thousands)	2016	2015	2016	2015
Accumulated benefit obligation	$88,733	$78,859	$49,520	$46,428
Fair value of plan assets	$55,630	$45,713	$-	$-

Information for defined benefit plans with a projected benefit obligation in excess of plan assets was as follows:

	Pension Plan		SERP
	Year ended December 31,		Year ended December 31,
(in thousands)	2016	2015	2016	2015
Projected benefit obligation	$94,732	$84,621	$55,464	$52,274
Fair value of plan assets	$55,630	$45,713	$-	$-

Assumptions used to determine benefit obligations for the defined plans were as follows:

	Pension Plan		SERP
	Year ended December 31,		Year ended December 31,
	2016	2015	2016	2015
Discount rate	3.60%	3.75%	3.13%	3.39%
Rate of compensation increases	4.20%	4.32%	3.37%	4.26%

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

	Target Allocations	December 31,
Investment Type	for 2017	2016	2015
U.S. equity securities	27.0%	32.7%	25.1%
Non-U.S. equity securities	39.0%	35.1%	43.0%
Fixed-income securities	30.0%	27.2%	22.4%
Other	4.0%	5.0%	9.5%
Total	100.0%	100.0%	100.0%

Investment Type	Description
U.S. equity securities	Includes common stocks of large, medium and small companies that are predominantly U.S.-based
Non-U.S. equity securities	Includes common stocks of large, medium and small companies that are domiciled outside the U.S.
Fixed-income securities	Includes securities issued or guaranteed by the U.S. government and corporate debt obligations as well as investments in hedge fund products
Other	Includes real estate investment, such as office, retail, apartment and industrial properties

Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following table sets forth our plan asset categories that are measured at fair value as of December 31, 2016 and December 31, 2015 and the level of inputs utilized for fair value.

	December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
U.S. equity securities
Mutual funds	$18,222	$18,222	$—	$—
Non-U.S. equity securities
Mutual funds	19,563	19,563	—	—
Fixed income securities
Mutual funds	15,135	15,135	—	—
Other
Alternative investment funds	2,609		2,609	—
Subtotal	$55,529	$52,920	$2,609	$—
Cash	102	102	—	—
Total	$55,631	$53,022	$2,609	$—

	December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
U.S. equity securities
Mutual funds	$11,457	$11,457	$—	$—
Non-U.S. equity securities
Mutual funds	19,634	19,634	—	—
Fixed income securities
Mutual funds	10,222	10,222	—	—
Other
Alternative investment funds	3,681	—	3,681	—
Subtotal	$44,994	$41,313	$3,681	$—
Cash	719	719	—	—
Total	$45,713	$42,032	$3,681	$—

The estimated future benefit payments expected to be paid out of the defined benefit plans for the next ten years are as follows:

(in thousands)	Pension Plan	SERP
2017	$5,605	$11,832
2018	$6,335	$5,923
2019	$5,907	$5,432
2020	$6,997	$10,849
2021	$6,448	$2,687
Thereafter	$33,179	$12,785

Defined Contribution Retirement Plan

Substantially all U.S.-based employees of the Company are covered by a Company-sponsored defined contribution plan (“DC Plan”). The Company matches a portion of employees’ voluntary contribution to this plan and makes additional contributions to eligible employees’ 401K accounts in accordance with enhanced provisions to the DC Plan. The amount contributed to each employee’s account is a percentage of the employee’s total eligible compensation based on age and service with the Company as of the first day of each year. Expense related to our DC plan was $17.8 million in 2016, $17.4 million in 2015 and $17.5 million in 2014.

Employees of TVN and their subsidiaries are covered by state managed defined contribution plans. Contributions to these defined contribution plans are charged to the income statement in the period to which they relate.

Executive Deferred Compensation Plan

We have a non-qualified executive deferred compensation plan (“Deferred Compensation Plan”) that is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their annual base compensation and/or bonus. The Deferred Compensation Plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We use corporate-owned life insurance contracts held in a rabbi trust to support the plan. We had investments within this rabbi trust valued at $45.0 million, including $34.4 million of cash surrender value of Company-owned life insurance contracts and $10.6 million held in mutual funds, at December 31, 2016. We had investments within this rabbi trust valued at $42.8 million, including $27.0 million of cash surrender value of Company-owned life insurance contracts and $15.8 million held in mutual funds, at December 31, 2015. These mutual funds are valued using Level 1 and Level 2 inputs. These instruments are included within other non-current assets on our consolidated balance sheets. Gains or losses related to these insurance contracts are included within miscellaneous, net in our consolidated statements of operations. The unsecured obligation to pay the deferred compensation, adjusted to reflect the positive or negative performance of investment measurement options selected by each participant, totaled a negative performance of $1.7 million and a positive performance of $1.7 million at December 31, 2016 and December 31, 2015, respectively, and is included within employee compensation and benefits on our consolidated balance sheets. Additionally, the non-current portion of the unsecured obligation to pay the deferred compensation was $47.0 million and $42.0 million at December 31, 2016 and December 31, 2015, respectively, which is included within other non-current liabilities on our consolidated balance sheets.

15. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following:

	December 31,
(in thousands)	2016	2015
Pension and post-employment benefits	$82,734	$73,683
Deferred compensation	47,008	41,992
Uncertain tax positions	151,821	101,908
Other	21,318	32,808
Other non-current liabilities	$302,881	$250,391

16. DERIVATIVE FINANCIAL INSTRUMENTS

In order to minimize earnings and cash flow volatility resulting from foreign currency exchange rate changes we may enter into derivative instruments, principally forward and option foreign currency contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities and probable commitments. We do not enter into derivative instruments for speculative trading purposes.

The free-standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges. Changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in functional currency value of foreign currency denominated assets and liabilities. The gross notional amount of these contracts outstanding was zero at December 31, 2016 and $118.6 million at December 31, 2015.

We recognized $17.9 million and $50.3 million of net gains from derivatives for the years ended December 31, 2016 and December 31, 2015, respectively, included within gain on derivatives in the consolidated statements of operations. Additionally, we have foreign exchange transaction losses of $16.1 million and $22.4 million for the years ended December 31, 2016 and December 31, 2015, respectively, which are included within miscellaneous, net in our consolidated statements of operations.

17. REDEEMABLE NON-CONTROLLING INTERESTS AND NON-CONTROLLING INTEREST

Redeemable Non-controlling Interests

A non-controlling owner previously held a 35.0 percent residual interest in the Travel Channel. The owner of the non-controlling interest had a put option requiring us to purchase their interest, and we had a call option to acquire their interest. We exercised our call option and executed a contract on February 25, 2016 for an agreed upon price of $99.0 million. We now own 100.0 percent of Travel Channel.

A non-controlling owner previously held a 30.0 percent interest in FNLA. In September 2016, we reached an agreement with the owner of the non-controlling interest in FNLA to purchase their interest in the entity for $4.5 million, and closed this transaction in December 2016. We now own 100.0 percent of FNLA.

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing Level 3 inputs:

	December 31,
(in thousands)	2016	2015
Redeemable non-controlling interests beginning period balance	$99,000	$96,251
Net income (loss)	1,018	(2,760)
Fair value adjustments	3,482	17,794
Dividends paid to non-controlling interests	-	(12,985)
Additions to non-controlling interests	-	700
Purchase of non-controlling interest	(103,500)	-
Redeemable non-controlling interests ending period balance	$-	$99,000

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

Incentive Plans

The Scripps Networks Interactive, Inc. 2015 Amended LTI Plan provides for long-term equity incentive compensation for key employees and members of the Board. The 2015 Amended LTI Plan authorizes the grant of discretionary awards for employees and non-employee directors in the form of incentive or non-qualified stock options, stock appreciation rights, restricted shares, RSU, performance shares, PBRSUs and other share-based awards and dividend equivalents. The Company has reserved 8.0 million Class A Common Shares for issuance under the 2015 Amended LTI Plan.

The 2015 Amended LTI Plan will remain in effect until February 2025, unless terminated sooner by the Board. Termination will not affect outstanding grants and awards. The 2015 Amended LTI Plan replaced the Scripps Networks Interactive, Inc. 2008 Long-Term Incentive Plan (the “Prior LTI Plan”), and no further awards will be made under the Prior LTI Plan; however, awards granted under the Prior LTI Plan remain outstanding in accordance with their terms.

We satisfy stock option exercises and vested stock awards with newly-issued shares. Shares available for future share compensation grants totaled 6.7 million at December 31, 2016.

Stock Options

Stock options grant the recipient the right to purchase Class A Common Shares at not less than 100.0 percent of the fair market value on the date the option is granted. Stock options granted to employees generally vest ratably over a three year period conditioned upon the individual's continued employment through that period, while those granted to non-employee directors vest over a one year period. Stock options generally vest immediately upon retirement, death or disability of the employee or upon a change in control of the Company or of the business in which the individual is employed. Unvested awards are forfeited if employment is terminated for other reasons. Stock options granted to employees generally have eight year terms, while those granted to non-employee directors have a ten year term for options granted prior to 2010. Stock options granted in 2010 and later have eight year terms.

Options generally become exercisable over a three year period. Information about options outstanding and options exercisable is as follows:

(shares in thousands)	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,371	$57.38
Granted	585
Exercised	(352)
Forfeited	(36)
Outstanding at December 31, 2016	2,568	60.04	4.6	$25,211
Vested and expected to vest at December 31, 2016	2,568	60.04	4.6	25,211
Options exercisable at December 31, 2016	1,713	$56.77	3.5	$25,211

The following table presents additional information on exercises of stock options:

	Year ended December 31,
(in thousands)	2016	2015	2014
Cash received upon exercise	$15,110	$9,207	$39,605
Intrinsic value	$7,925	$6,030	$40,961

Restricted Stock Units

RSUs are converted into equal number of Class A Common Shares at the vesting date. The fair value of RSUs is based on the closing price of  Class A Common Shares on the grant date. RSUs vest over a range of one to five years conditioned upon the individual’s continued employment through that period. RSUs generally vest immediately upon retirement, death or disability of the employee or upon a change in control of the Company or of the business in which the individual is employed. Unvested RSUs are forfeited if employment is terminated for other reasons.

The following table presents additional information about RSUs:

		Grant Date Fair Value
(shares in thousands)	Units	Weighted Average
Unvested units at December 31, 2015	494	$60.26
Granted	308	$62.25
Converted	(406)	$69.38
Forfeited	(16)	$63.41
Unvested units at December 31, 2016	380	$46.48

In addition, PBRSUs that have been awarded represent the right to receive a grant of RSUs if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares, depending on the extent to which the specified performance measures are attained. The shares earned are issued as RSUs following the performance period and vest over a service period from the date of issuance. During 2016, PBRSUs with a target of 367,528 Class A Common Shares were granted with a weighted-average grant date fair value of $61.17 and have a two year performance period based on the Company’s cash flow initiatives (the “2016 PBRSUs”). During 2015, PBRSUs with a target of 61,390 Class A Common Shares were granted with a weighted-average grant date fair value of $72.30 and have a two year performance period based on the Company’s cash flow initiatives (the “2015 PBRSUs”). The Company achieved 106.8 percent of the target for the 2015 PBRSUs. We expect all unvested PBRSUs to vest.

Share-Based Compensation

Compensation expense is based on the grant date fair value of the award. The fair value of awards that grant an individual the underlying shares such as RSUs and PBRSUs, is measured by the fair value of a Class A Common Share of SNI stock. The fair value of awards that grant an individual the right to the appreciation of the underlying shares, such as stock options, is measured using a binomial lattice model. A Monte Carlo simulation model is used to determine the fair value of awards with market conditions.

Compensation expense is recognized on a straight-line basis over the requisite service period of the award, with the impact of forfeitures realized as terminations occur. The requisite service period is generally the vesting period stated in the award. A portion of our share-based grants generally vest upon the retirement of the employee, so grants to retirement-eligible employees are expensed immediately, and grants to employees who will become retirement-eligible prior to the end of the stated vesting period are expensed over such shorter period.

The weighted-average assumptions SNI used in the model are as follows:

	Year ended December 31,
	2016	2015	2014
Weighted-average fair value of stock options granted	$12.53	$15.18	$19.20
Assumptions used to determine fair value:
Dividend yield	1.62%	1.28%	0.99%
Risk-free rate of return	1.29%	1.49%	1.53%
Expected life (years)	4.9	5.0	5.0
Expected volatility	25.2%	24.7%	27.2%

Input	Description
Dividend yield	Considers our historical dividend yield paid and expected dividend yield over the life of the options
Risk-free rate	Based on the U.S. Treasury yield curve in effect at the time of grant
Expected life	Represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the valuation model
Expected volatility	Based on a combination of historical share price volatility for a longer period and the implied volatility of exchange-traded options on our Class A Common Shares

Share-based compensation was as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014
Stock options	$7,337	$7,399	$7,692
RSUs and PBRSUs	27,861	22,169	27,782
Total share-based compensation	$35,198	$29,568	$35,474

Unrecognized share-based compensation expense as of December 31, 2016 was as follows:

(in thousands)	Amount	Weighted-Average Period
Stock options	$1,791	1.9 years
RSUs and PBRSUs	24,539	1.9 years
Total unrecognized share-based compensation	$26,330

Share Repurchase Program

The Repurchase Programs authorized by the Board permit us to acquire the Company’s Class A Common Shares. We did not repurchase any shares during the year ended December 31, 2016. During the year ended December 31, 2015, we repurchased 4.0 million shares for $288.5 million, including 3.0 million shares repurchased for $216.8 million from Scripps family members. During the year ended December 31, 2014, we repurchased 15.4 million shares for $1,200.0 million, including 4.5 million shares repurchased for $339.5 million from Scripps family members.

As of December 31, 2016, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. All shares repurchased under the Repurchase Programs are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

19. COMPREHENSIVE INCOME

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following:

	Year ended December 31, 2016
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income
Beginning period balance	$(98,239)	$(31,994)	$(130,233)
Other comprehensive (loss) before reclassifications	(226,469)	(11,066)	(237,535)
Amounts reclassified from AOCI	—	4,067	4,067
Net current-period other comprehensive (loss)	(226,469)	(6,999)	(233,468)
Ending period balance	$(324,708)	$(38,993)	$(363,701)

	Year ended December 31, 2015
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income
Beginning period balance	$(25,122)	$(32,769)	$(57,891)
Other comprehensive (loss) income before reclassifications	(73,117)	2,653	(70,464)
Amounts reclassified from AOCI	—	(1,878)	(1,878)
Net current-period other comprehensive (loss) income	(73,117)	775	(72,342)
Ending period balance	$(98,239)	$(31,994)	$(130,233)

	Year ended December 31, 2014
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income
Beginning period balance	$12,449	$(24,978)	$(12,529)
Other comprehensive (loss) before reclassifications	(37,571)	(13,291)	(50,862)
Amounts reclassified from AOCI	—	5,500	5,500
Net current-period other comprehensive (loss)	(37,571)	(7,791)	(45,362)
Ending period balance	$(25,122)	$(32,769)	$(57,891)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for Pension Plan and SERP liability adjustments relate to the amortization of actuarial losses and settlement charges. These amounts are included within selling, general and administrative in our consolidated statements of operations (see Note 14 - Employee Benefit Plans).

20. COMMITMENTS AND CONTINGENCIES

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in a material loss.

Minimum payments on non-cancelable leases at December 31, 2016 are as follows:

( in thousands )
2017	$29,573
2018	$27,910
2019	$22,728
2020	$20,486
2021	$18,171
Thereafter	$1,960

We expect that the majority of our operating leases will be replaced with leases for similar facilities upon their expiration.

Rental expense for cancelable and non-cancelable leases was as follows:

( in thousands )
2016	$26,643
2015	$28,444
2014	$29,230

In the ordinary course of business, we enter into long-term service contracts to obtain satellite transmission services or other services. Liabilities for such commitments are recorded when the related services are rendered.

Minimum payments on satellite transmission services at December 31, 2016 are as follows:

( in thousands )
2017	$51,570
2018	$28,735
2019	$19,392
2020	$9,543
2021	$3,954
Thereafter	$6,344

We expect these contracts will be replaced with similar contracts upon their expiration.

21. SEGMENT INFORMATION

The Company’s operating segments are determined based upon our management and internal reporting structure.

The Company has two reportable segments: U.S. Networks and International Networks.

U.S. Networks includes our six domestic television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and digital businesses serving home, food, travel and other lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Lifestyle Studios. We own 100.0 percent of each of our networks, with the exception of Food Network and Cooking Channel, of which we own 68.7 percent. Each of our networks is distributed by cable and satellite operators, telecommunication suppliers and other digital providers, such as those providing streaming or on-demand services. U.S. Networks generates revenues primarily from advertising sales and distribution fees earned from the right to distribute our programming content. U.S. Networks also earns revenue from licensing content to third parties and brands for consumer products.

International Networks includes the TVN portfolio of networks and other lifestyle-oriented networks available in the UK, EMEA, APAC and Latin America. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle channel platform in the UK.

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

Intersegment revenue eliminations are included in Corporate and Other and totaled $27.0 million and $26.3 million for the year ended December 31, 2016 and December 31, 2015, respectively.

Our CODM, whom we have identified as our CEO, evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we refer to as segment profit. Segment profit is defined as operating income excluding depreciation, amortization and goodwill write-downs. Because segment profit is based on operating income, it excludes interest expense, equity in earnings of affiliates, gain on derivatives, gain on sale of investments, other miscellaneous non-operating expenses and income taxes, which are included in net income determined in accordance with GAAP.

Information regarding our segments is as follows:

	Year ended December 31, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$2,029,095	$387,308	$—	$2,416,403
Distribution	785,849	108,529	(11)	894,367
Other	56,480	61,215	(27,030)	90,665
Total operating revenues	2,871,424	557,052	(27,041)	3,401,435
Cost of services, excluding depreciation and amortization	887,554	324,429	(18,755)	1,193,228
Selling, general and administrative	570,420	132,226	104,087	806,733
Segment profit (loss)	1,413,450	100,397	(112,373)	1,401,474
Depreciation	59,298	12,205	56	71,559
Amortization	40,220	83,222	—	123,442
Goodwill write-down	—	57,878	—	57,878
Operating income (loss)	$1,313,932	$(52,908)	$(112,429)	$1,148,595

Equity in earnings of affiliates	$23,943	$47,439	$—	$71,382
Additions to property and equipment:	$45,865	$22,983	$7,017	$75,865

	Year ended December 31, 2015
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$1,851,574	$210,956	$—	$2,062,530
Distribution	800,134	74,850	—	874,984
Other	64,955	42,085	(26,327)	80,713
Total operating revenues	2,716,663	327,891	(26,327)	3,018,227
Cost of services, excluding depreciation and amortization	794,387	206,321	(13,351)	987,357
Selling, general and administrative	585,087	90,677	109,415	785,179
Segment profit (loss)	1,337,189	30,893	(122,391)	1,245,691
Depreciation	59,428	10,760	2,924	73,112
Amortization	40,166	28,481	—	68,647
Operating income (loss)	$1,237,595	$(8,348)	$(125,315)	$1,103,932

Equity in earnings of affiliates	$43,851	$37,065	$—	$80,916
Additions to property and equipment:	$40,120	$10,424	$1,936	$52,480

	Year ended December 31, 2014
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$1,787,647	$28,741	$—	$1,816,388
Distribution	755,950	43,228	—	799,178
Other	44,760	18,211	(13,081)	49,890
Total operating revenues	2,588,357	90,180	(13,081)	2,665,456
Cost of services, excluding depreciation and amortization	717,867	67,547	(6,518)	778,896
Selling, general and administrative	602,073	64,487	98,239	764,799
Segment profit (loss)	1,268,417	(41,854)	(104,802)	1,121,761
Depreciation	64,490	4,252	5,107	73,849
Amortization	48,318	7,285	—	55,603
Operating income (loss)	$1,155,609	$(53,391)	$(109,909)	$992,309

Equity in earnings of affiliates	$42,613	$43,018	$—	$85,631
Additions to property and equipment:	$50,042	$8,212	$540	$58,794

No single customer provides more than 10.0 percent of our revenue.

	Year ended December 31,
(in thousands)	2016	2015	2014
Operating revenues by geographic location:
United States	$2,884,474	$2,726,124	$2,602,103
Poland	443,388	$224,720	$-
Other International	73,573	67,383	63,353
Total operating revenues	$3,401,435	$3,018,227	$2,665,456

	December 31,
(in thousands)	2016	2015	2014
Assets:
U.S. Networks	$2,800,137	$2,937,428	$2,864,074
International Networks	2,991,607	3,276,989	660,215
Corporate and Other	408,550	457,897	1,133,192
Total assets	$6,200,294	$6,672,314	$4,657,481
Long-lived assets by geographic location:
United States	$1,809,919	$1,903,918	$1,919,692
Poland	2,172,743	2,406,842	-
Other International	384,242	541,719	562,363
Total long-lived assets	$4,366,904	$4,852,479	$2,482,055

Other additions to long-lived assets include investments, capitalized intangible assets and capitalized programs.

As of December 31, assets held by our businesses outside of the United States totaled $2,955.8 million for 2016, $3,238.2 million for 2015 and $590.0 million for 2014.

22. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Year ended December 31, 2016
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$816,878	$892,771	$803,085	$888,701	$3,401,435
Operating expenses:
Cost of services, excluding depreciation and amortization	279,667	286,999	298,207	328,355	1,193,228
Selling, general and administrative	198,821	191,133	200,820	215,959	806,733
Depreciation	17,297	16,089	20,370	17,803	71,559
Amortization	31,062	25,654	25,771	40,955	123,442
Goodwill write-down	-	-	-	57,878	57,878
Total operating expenses	526,847	519,875	545,168	660,950	2,252,840
Operating income	290,031	372,896	257,917	227,751	1,148,595
Interest expense, net	(33,745)	(33,175)	(32,609)	(29,912)	(129,441)
Equity in earnings of affiliates	25,678	21,712	8,473	15,519	71,382
Gain on derivatives	2,766	8,267	2,827	4,008	17,868
Gain (loss) on sale of investments	208,197	(16,373)	-	-	191,824
Miscellaneous, net	6,066	(21,672)	21,276	(28,120)	(22,450)
Income from operations before income taxes	498,993	331,655	257,884	189,246	1,277,778
Provision for income taxes	159,047	98,303	76,043	96,937	430,330
Net income	339,946	233,352	181,841	92,309	847,448
Less: net income attributable to non-controlling interests	(49,049)	(48,744)	(35,844)	(40,216)	(173,853)
Net income attributable to SNI	$290,897	$184,608	$145,997	$52,093	$673,595

Net income attributable to SNI common shareholders per share of common stock:
Basic	$2.25	$1.42	$1.13	$0.40	$5.20
Diluted	$2.24	$1.42	$1.12	$0.40	$5.18
Weighted average shares outstanding:
Basic	129,295	129,562	129,586	129,661	129,529
Diluted	129,790	130,141	130,124	130,350	130,104

Cash dividends declared per share of common stock	$0.25	$0.25	$0.25	$0.25	$1.00

	Year ended December 31, 2015
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$658,250	$732,102	$776,122	$851,753	$3,018,227
Operating expenses:
Cost of services, excluding depreciation and amortization	199,147	195,087	270,150	322,973	987,357
Selling, general and administrative	202,187	178,498	193,645	210,849	785,179
Depreciation	19,411	14,842	18,399	20,460	73,112
Amortization	11,695	11,640	22,932	22,380	68,647
Total operating expenses	432,440	400,067	505,126	576,662	1,914,295
Operating income	225,810	332,035	270,996	275,091	1,103,932
Interest expense, net	(12,967)	(16,835)	(50,439)	(27,806)	(108,047)
Equity in earnings of affiliates	18,945	27,290	23,392	11,289	80,916
Gain on derivatives	5,933	37,198	4,037	3,088	50,256
Miscellaneous, net	(402)	(13,194)	(9,543)	17,946	(5,193)
Income from operations before income taxes	237,319	366,494	238,443	279,608	1,121,864
Provision for income taxes	71,249	120,326	75,110	76,706	343,391
Net income	166,070	246,168	163,333	202,902	778,473
Less: net income attributable to non-controlling interests	(42,227)	(52,450)	(38,774)	(38,194)	(171,645)
Net income attributable to SNI	$123,843	$193,718	$124,559	$164,708	$606,828

Net income attributable to SNI common shareholders per share of common stock:
Basic	$0.94	$1.50	$0.96	$1.27	$4.68
Diluted	$0.94	$1.49	$0.96	$1.27	$4.66
Weighted average shares outstanding:
Basic	131,259	129,225	129,177	129,211	129,665
Diluted	131,942	129,868	129,704	129,728	130,255

Cash dividends declared per share of common stock	$0.23	$0.23	$0.23	$0.23	$0.92

23. RELATED PARTY TRANSACTIONS

Members of the Scripps family who are parties to the Scripps Family Agreement hold a controlling interest in the Scripps Company (“EWS”); therefore, EWS is a related party of the company. The Scripps Family Agreement governs the transfer and voting of all Common Voting Shares held by certain descendants of Robert P. Scripps, descendants of John P. Scripps, certain trusts of which descendants of John P. Scripps or Robert P. Scripps are trustees or beneficiaries and an estate of a descendent of Robert P. Scripps, who are signatories to such agreement.

SNI made payments to EWS totaling $2.2 million, $4.8 million and $12.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. These payments were made pursuant to a 2008 agreement for certain rights granted by a subsidiary of EWS with varying durations. These amounts are included within selling, general and administrative within the consolidated statements of operations.

The Company had transactions with its equity-method investment, nC+, resulting in $13.4 million and $5.1 million of revenues for the years ended December 31, 2016 and 2015, respectively.

The Company surrenders a portion of its taxable losses incurred in the UK to UKTV as consortium relief in accordance with the UK tax law. UKTV compensates the Company for the use of the taxable losses at a rate of 83.3 percent. The Company recognized a tax benefit related to the surrender of UK losses of approximately $4.9 million, $7.9 million, and $1.3 million at December 31, 2016, December 31, 2015 and December 31, 2014, respectively, and the net receivable due related to those tax benefits was approximately $1.6 million, $4.5 million and $0.8 million at of the end of each period, respectively.

SCRIPPS NETWORKS INTERACTIVE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Valuation and Qualifying Accounts	S-2

Valuation and Qualifying Accounts

for the Years Ended December 31, 2016, 2015 and 2014	Schedule II

Schedule II
Column A	Column B	Column C	Column D	Column E	Column F
(in thousands) Classification	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	Increase (Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period
Allowance for Doubtful Accounts Receivable December 31,
2016	$12,569	$30,917	$17,368	$-	$26,118
2015	$7,889	$8,090	$3,410	$-	$12,569
2014	$6,853	$2,400	$1,364	-	$7,889

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO EXHIBITS

Exhibit Number	Description of Item	Footnote	Exhibit No. Incorporated
2.1	Separation and Distribution Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(1)	2.01
2.2	Contribution Agreement among TCM Parent, LLC, TCM Sub, LLC, Gulliver Media Holdings, LLC, Scripps Networks Interactive, Inc., Cox TMI, Inc., and Cox Communications, Inc.	(5)	2.1
2.3	Agreement among Flextech Broadband Limited, Virgin Media Investment Holdings Limited, Southbank Media Ltd. and Scripps Networks Interactive, Inc.	(9)	2.3
2.4	Agreement for Sale and Purchase of Shares in the Capital of N-Vision B.V. among ITI Media Group Limited, Groupe Canal + S.A., Southbank Media Ltd. And Scripps Networks Interactive, Inc.[1]	(22)	2.1
3.1	Amended and Restated Articles of Incorporation of Scripps Networks Interactive, Inc.	(4)	3.1
3.2	Amended and Restated Code of Regulations of Scripps Networks Interactive, Inc.	(4)	3.2
4.1	Specimen Certificate of Class A Common Shares of Scripps Networks Interactive, Inc.	(3)	4.1
4.2	Indenture between Scripps Networks Interactive, Inc. and U.S. National Bank Association, as trustee	(27)	4.1
4.3	First Supplemental Indenture (2.70% Senior Notes Due 2016) between Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee	(10)	4.2
4.4	Second Supplemental Indenture (2.75% Senior Notes Due 2019 and 3.90% Senior Notes Due 2024) between Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee	(19)	4.1
4.5	Third Supplemental Indenture (2.80% Senior Notes Due 2020, 3.50% Senior Notes Due 2022 and 3.95% Senior Notes Due 2025) between Scripps Networks Interactive, Inc. and U.S. National Bank Association, as trustee	(24)	4.1
4.6	Form of Global Note Representing the 2016 Notes	(10)	4.3
4.7	Form of Global Note Representing the 2019 Notes	(19)	4.2
4.8	Form of Global Note Representing the 2024 Notes	(19)	4.3
4.9	Form of Global Note Representing the 2020 Notes	(24)	4.1
4.10	Form of Global Note Representing the 2022 Notes	(24)	4.1
4.11	Form of Global Note Representing the 2025 Notes	(24)	4.1
10.1	Tax Allocation Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.13
10.2	Employee Matters Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.12
10.3	Scripps Networks Interactive, Inc. 2015 Long-Term Incentive Plan	(21)	Appendix I
10.4	Form of Nonqualified Stock Option Agreement (2015 Long-Term Incentive Plan)	(20)	4.4
10.5	Form of Restricted Share Unit Agreement (2015 Long-Term Incentive Plan)	(20)	4.5
10.6	Form of Performance-Based Restricted Share Unit Agreement (2015 Long-Term Incentive Plan)	(20)	4.6
10.7	Form of Nonqualified Stock Option Agreement (Non-Employee Directors) (2015 Long-Term Incentive Plan)	(20)	4.7
10.8	Form of Restricted Share Unit Agreement (Non-Employee Directors) (2015 Long-Term Incentive Plan)	(20)	4.8
10.9	Scripps Networks Interactive, Inc. 2008 Long-Term Incentive Plan	(31)	10.4

Exhibit Number	Description of Item	Footnote	Exhibit No. Incorporated
10.10	Form of Nonqualified Stock Option Agreement (2008 Long-Term Incentive Plan)	(32)	10.5
10.11	Form of Performance-Based Restricted Share Unit Agreement (2008 Long-Term Incentive Plan)	(33)	10.6
10.12	Form of Restricted Share Award Agreement (2008 Long-Term Incentive Plan)	(33)	10.7
10.13	Form of Performance-Based Restricted Share Unit Agreement (2008 Long-Term Incentive Plan)	(32)	10.8
10.14	Form of Restricted Share Unit Agreement (2008 Long-Term Incentive Plan)	(32)	10.8.B

10.15	Scripps Networks Interactive, Inc. Amended and Restated Executive Annual Incentive Plan*	(21)	Appendix II
10.16	Executive Deferred Compensation Plan (amended and restated effective January 1, 2011)*	(13)	10.1
10.17	2008 Deferred Compensation and Stock Plan for Directors	(3)	10.11
10.18	Executive Change in Control Plan (as amended and restated on November 16, 2012)*	(28)	10.12
10.19	2012 Executive Change in Control Plan*	(28)	10.13
10.20	Executive Severance Plan (as amended and restated effective October 6, 2014)*	(28)	10.14
10.21	Supplemental Executive Retirement Plan*	(29)	10.20
10.22	Amendment to Supplemental Executive Retirement Plan*	(6)	10.20.B
10.23	Employee Stock Purchase Plan	(30)	10.21
10.24	Amended and Restated Scripps Family Agreement among The E. W. Scripps Company, Scripps Networks Interactive, Inc. and the Family Shareholders[2]	(37)	10.24
10.25	Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(7)	10.1
10.26	Amendment to Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(8)	10.2
10.27	Amendment No. 2 to Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(11)	10.3
10.28	Amendment No. 3 to Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(16)	10.4
10.29	Employment Agreement between Scripps Networks Interactive, Inc. and Burton Jablin*	(14)	10.31
10.30	Amendment No. 1 to Employment Agreement between Scripps Networks Interactive, Inc. and Burton Jablin*	(26)	10.31A
10.31	Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro*	(7)	10.2
10.32	Amendment No. 1 to Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro*	(12)	10.1
10.33	Amendment No. 2 to Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro*	(15)	10.1
10.34	Amendment No. 3 to Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro*	(37)	10.34
10.35	Separation Agreement and General Release between Scripps Networks Interactive, Inc. and Joseph G. NeCastro* [3]	(37)	10.35
10.36	Employment Agreement between Scripps Networks Interactive, Inc. and Mark S. Hale*	(18)	10.33
10.37	Employment Agreement between Scripps Networks Interactive, Inc. and Cynthia L. Gibson*	(13)	10.35

Exhibit Number	Description of Item	Footnote	Exhibit No. Incorporated
10.38	Employment Agreement between Scripps Networks Interactive, Inc. and Lori Hickok*	(34)	10.34
10.39	Five-Year Competitive Advance and Revolving Credit Facility Agreement	(17)	10.4
10.40	Amendment to Five-Year Competitive Advance and Revolving Credit Facility Agreement	(23)	10.40A
10.41	Senior Unsecured Term Loan Agreement among Scripps Networks Interactive, Inc., Wells Fargo Bank, National Association, and the Banks	(25)	10.41
10.42	Amendment No. 4 to Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(36)	10.42
10.42	Membership Interest Purchase Agreement by and among Cox TMI, Inc., a Delaware corporation, Cox Communications, Inc., a Delaware corporation, Gulliver Media Holdings, LLC, a Delaware limited liability company, Scripps Networks Interactive, Inc., an Ohio corporation, and TCM Parent, LLC, a Delaware limited liability company.	(35)	10.42
10.43	Purchase agreement by and between FSN Southern Holdings, Inc., a Colorado Corporation, Scripps Networks, LLC, a Delaware limited liability company, and FOX-BRV Southern Sports Holdings, LLC, a Delaware limited liability company.	(35)	10.43
12.1	Earnings to Fixed Charge Ratio**
14.1	Code of Ethics for CEO and Senior Financial Officers	(33)	14
21.1	Material Subsidiaries of Scripps Networks Interactive, Inc.**
23.1	Consent of Independent Registered Public Accounting Firm**
31(a)	Section 302 Certifications**
31(b)	Section 302 Certifications**
32(a)	Section 906 Certifications**
32(b)	Section 906 Certifications**
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

(1)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed on June 17, 2008, Commission File No. 001-34004.
(2)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed July 7, 2008, Commission File No. 001-34004.
(3)	Incorporated by reference to Registration Statement on Form 10, filed June 11, 2008, Commission File No. 001-34004.
(4)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed March 5, 2009, Commission File No. 001-34004.
(5)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed November 10, 2009, Commission File No. 001-34004.
(6)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed March 1, 2010, Commission File No. 001-34004.
(7)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed April 1, 2010, Commission File No. 001-34004.
(8)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed October 12, 2010, Commission File No. 001-34004.
(9)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed November 9, 2011.
(10)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed December 1, 2011.

(11)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed August 3, 2012.
(12)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed November 20, 2012.
(13)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed March 1, 2013.
(14)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed November 12, 2013.
(15)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed November 19, 2013.
(16)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed March 5, 2014.
(17)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed April 3, 2014.
(18)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed November 6, 2014.
(19)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed November 24, 2014.
(20)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form S-8, filed November 30, 2015.
(21)	Incorporated by reference to the Scripps Networks Interactive, Inc. definitive proxy statement, filed April 1, 2015.
(22)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed March 16, 2015.
(23)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed May 18, 2015.
(24)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed June 2, 2015.
(25)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed June 30, 2015.
(26)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed August 24, 2015.
(27)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form S-3, filed November 14, 2014.
(28)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed February 27, 2015.
(29)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form 10, filed June 6, 2008, Commission File No. 001-34004.
(30)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form 10, filed June 3, 2008, Commission File No. 001-34004.
(31)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed February 29, 2012.
(32)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed March 1, 2011.
(33)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form 10, filed March 26, 2008, Commission File No. 001-34004.
(34)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed May 7, 2015.
(35)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed February 29, 2016.
(36)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed November 7, 2016.
(37)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed February 25, 2016.

* Indicates management contract or compensatory plan, contract or arrangement.

** Filed herewith.

† Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015, and 2014, and (v) Notes to Consolidated Financial Statements.