Form 10-Q
period 2017-03-31
Scripps Networks Interactive, Inc.
filed 2017-05-05
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧ Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2017 there were 95,905,959 of the Registrant’s Class A Common Shares outstanding and 33,850,481 of the Registrant’s Common Voting Shares outstanding.

INDEX

SCRIPPS NETWORKS INTERACTIVE, INC.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS ( UNAUDITED )
(in thousands, except share and par value amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$107,673	$122,937
Accounts receivable, net of allowances: 2017 - $27,828; 2016 - $26,118	784,514	808,133
Programs and program licenses, net	617,982	591,378
Prepaid expenses and other current assets	65,677	135,651
Total current assets	1,575,846	1,658,099
Programs and program licenses, net (less current portion)	499,147	500,022
Investments	734,482	699,481
Property and equipment, net of accumulated depreciation: 2017 - $348,627; 2016 - $354,435	302,042	286,399
Goodwill, net	1,666,131	1,642,169
Intangible assets, net	1,101,450	1,092,682
Deferred income taxes	176,446	175,291
Other non-current assets	147,048	146,151
Total Assets	$6,202,592	$6,200,294
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,316	$42,223
Accrued liabilities	191,518	152,480
Employee compensation and benefits	52,708	123,506
Program rights payable	67,011	70,403
Deferred revenue	68,731	77,987
Current portion of debt	249,967	249,932
Total current liabilities	660,251	716,531
Debt (less current portion)	2,803,592	2,952,454
Other non-current liabilities	313,587	302,881
Total liabilities	3,777,430	3,971,866
Shareholders' equity:
Scripps Networks Interactive ("SNI") shareholders’ equity:
Preferred stock, $0.01 par - authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $0.01 par:
Class A Common Shares - authorized: 240,000,000 shares; issued and outstanding: 2017 - 95,905,309 shares; 2016 - 95,491,477 shares	959	954
Common Voting Shares - authorized: 60,000,000 shares; issued and outstanding: 2017 - 33,850,481 shares; 2016 - 33,850,481 shares	339	339
Total common stock	1,298	1,293
Additional paid-in capital	1,417,404	1,390,411
Retained earnings	1,035,764	871,766
Accumulated other comprehensive loss	(296,371)	(363,701)
SNI shareholders’ equity	2,158,095	1,899,769
Non-controlling interest (Note 13)	267,067	328,659
Total equity	2,425,162	2,228,428
Total Liabilities and Equity	$6,202,592	$6,200,294
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )
(in thousands, except per share amounts)	Three months ended March 31,
	2017	2016
Operating revenues:
Advertising	$596,715	$571,855
Distribution	238,380	228,068
Other	20,025	16,955
Total operating revenues	855,120	816,878
Operating expenses:
Cost of services, excluding depreciation and amortization	279,039	279,667
Selling, general and administrative	207,370	198,821
Depreciation	14,960	17,297
Amortization	24,197	31,062
Total operating expenses	525,566	526,847
Operating income	329,554	290,031
Interest expense, net	(24,252)	(33,745)
Equity in earnings of affiliates	20,449	25,678
(Loss) gain on derivatives	(2,336)	2,766
Gain on sale of investments	-	208,197
Miscellaneous, net	27,540	6,066
Income from operations before income taxes	350,955	498,993
Provision for income taxes	101,140	159,047
Net income	249,815	339,946
Less: net income attributable to non-controlling interests	(49,915)	(49,049)
Net income attributable to SNI	$199,900	$290,897

Net income attributable to SNI Class A Common and Common Voting shareholders per share of common stock:
Basic	$1.54	$2.25
Diluted	$1.53	$2.24
Weighted average shares outstanding:
Basic	129,921	129,295
Diluted	130,743	129,790
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ( UNAUDITED )
(in thousands)	Three months ended March 31,
	2017	2016
Net income	$249,815	$339,946
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax: 2017 - $5; 2016 - ($3,116)	66,459	41,583
Pension Plan and SERP liability adjustments, net of tax: 2017 - ($499); 2016 - ($380)	873	666
Comprehensive income	317,147	382,195
Less: comprehensive income attributable to non-controlling interests	(49,917)	(49,814)
Comprehensive income attributable to SNI	$267,230	$332,381
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
(in thousands)	Three months ended March 31,
	2017	2016
Operating Activities:
Net income	$249,815	$339,946
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,960	17,297
Amortization	24,197	31,062
Program amortization	216,577	218,941
Program payments	(243,294)	(245,754)
Equity in earnings of affiliates	(20,449)	(25,678)
Share-based compensation	20,113	17,709
Loss (gain) on derivatives	2,336	(2,766)
Gain on sale of investments	-	(208,197)
Dividends received from equity investments	6,873	12,222
Deferred income taxes	(4,348)	(17,197)
Changes in working capital accounts:
Accounts receivable, net	28,580	55,447
Other assets	9,361	(8,078)
Accounts payable	(13,873)	12,496
Deferred revenue	(9,183)	(9,563)
Accrued / refundable income taxes	98,487	171,938
Other liabilities	(59,204)	(45,312)
Other, net	(19,685)	8,154
Cash provided by operating activities	301,263	322,667
Investing Activities:
Additions to property and equipment	(24,827)	(11,345)
Collections of note receivable	1,558	1,179
Purchases of investments	(260)	—
Sale of investments	—	225,000
Settlement of derivatives	(2,336)	3,592
Other, net	214	1,217
Cash (used in) provided by investing activities	(25,651)	219,643
Financing Activities:
Proceeds from debt	110,000	—
Repayments of debt	(260,000)	(325,000)
Purchases of non-controlling interests	—	(99,000)
Dividends paid to non-controlling interests	(111,509)	(89,346)
Dividends paid	(39,096)	(32,288)
Proceeds from stock options	12,385	4,905
Other, net	(5,226)	(15,356)
Cash used in financing activities	(293,446)	(556,085)
Effect of exchange rate changes on cash and cash equivalents	2,570	7,129
Decrease in cash and cash equivalents	(15,264)	(6,646)
Cash and cash equivalents - beginning of period	122,937	223,444
Cash and cash equivalents - end of period	$107,673	$216,798
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$3,530	$2,387
Income taxes paid	$8,599	$10,549
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ( UNAUDITED )

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interests
December 31, 2015	$1,287	$1,347,491	$305,386	$(130,233)	$313,245	$1,837,176	$99,000
Comprehensive income			290,897	41,484	47,188	379,569	2,626
Redeemable non-controlling interest fair value adjustments			2,626			2,626	(2,626)
Purchase of non-controlling interest						-	(99,000)
Dividends paid to non-controlling interests					(89,346)	(89,346)
Dividends declared and paid: $0.25 per share			(32,288)			(32,288)
Share-based compensation		17,709				17,709
Exercise of employee share options: 129,671 shares issued	1	4,904				4,905
Other share-based compensation, net: 197,978 shares issued; 65,540 shares repurchased	2	(3,396)				(3,394)
Tax impact of compensation plans		(407)				(407)
March 31, 2016	$1,290	$1,366,301	$566,621	$(88,749)	$271,087	$2,116,550	$-

December 31, 2016	$1,293	$1,390,411	$871,766	$(363,701)	$328,659	$2,228,428	$-
Comprehensive income			199,900	67,330	49,917	317,147
Tax impact of purchase of non-controlling interest			3,194			3,194
Dividends paid to non-controlling interests					(111,509)	(111,509)
Dividends declared and paid: $0.30 per share			(39,096)			(39,096)
Share-based compensation		20,113				20,113
Exercise of employee share options: 262,390 shares issued	3	12,382				12,385
Other share-based compensation, net: 230,053 shares issued; 78,611 shares repurchased	2	(5,502)				(5,500)
March 31, 2017	$1,298	$1,417,404	$1,035,764	$(296,371)	$267,067	$2,425,162	$-

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

International Networks includes TVN S.A. (“TVN”), which operates a portfolio of free-to-air and pay-TV lifestyle and entertainment networks in Poland, including TVN, TVN24, TVN Style, TTV, TVN Turbo, TVN24 Biznes i Świat and HGTV. Also included in TVN is TVN Media, an advertising sales house. Additionally, International Networks includes the lifestyle-oriented networks available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle channel platform in the UK.

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

The results of companies acquired or disposed of are included in the condensed consolidated financial statements from the effective date of acquisition or up to the date of disposal, respectively.

Unaudited Interim Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. These unaudited condensed consolidated financial statements and the related footnotes hereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with GAAP. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts and related disclosures reported in the condensed consolidated financial statements and accompanying footnotes, including the selection of appropriate accounting principles that reflect the economic substance of the underlying transactions and the assumptions on which to base accounting estimates. In reaching such decisions, judgment is applied based on analysis of the relevant circumstances, including historical experience, actuarial studies and other assumptions. Actual results could differ from estimates.

Interim results are not necessarily indicative of the results that may be expected for any future interim periods or for a full year.

2.	Accounting Standards Updates

Issued and Adopted

In March 2017, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to the presentation of net periodic pension costs and net periodic postretirement benefit costs, Compensation – Retirement Benefits (Topic 715), which requires that employers sponsoring postretirement benefit plans disaggregate the service cost component from the other components of net benefit cost. The standard also provides explicit guidance on how to present the service cost and other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance is effective December 15, 2017, and early adoption is permitted. We early adopted this guidance in the first quarter of 2017. This implementation did not have a material effect on our condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued new accounting guidance related to intangibles – goodwill and other, Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test and requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. The guidance also eliminates the requirements to perform a qualitative assessment for any reporting unit with a zero or negative carrying amount. The guidance is effective January 1, 2020, and early adoption is permitted. We early adopted this guidance in the first quarter of 2017. This implementation did not have an effect on our condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued new accounting guidance related to business combinations, Clarifying the Definition of a Business, which clarifies the definition of a business. The guidance, which impacts acquisitions, disposals, goodwill and consolidation, provides a framework to determine when an integrated set of assets and activities is considered a business. The guidance is effective December 15, 2017, and early adoption is permitted. We adopted this guidance in the first quarter of 2017. This implementation did not have an effect on our condensed consolidated financial statements and related disclosures.

Issued and Not Yet Adopted

In March 2016, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations within the new revenue recognition guidance by clarifying the indicators. This guidance updates the revenue recognition guidance issued in May 2014, Revenue from Contracts with Customers. In May 2014, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in GAAP. The guidance is effective January 1, 2018, and early adoption is permitted. We have partially completed our assessment of the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures. As a result of our assessment, we are tentatively planning on applying the modified retrospective method of adoption for this guidance. We expect the remainder of our assessment to be completed by mid-to-late 2017.

In February 2016, the FASB issued new accounting guidance related to leases, Leases, which requires the recognition of an asset and liability arising from leasing arrangements for leases extending beyond an initial period of twelve months. The guidance will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective January 1, 2019, and early adoption is permitted. We have partially completed our evaluation of the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures. We expect this assessment to be completed by mid-to-late 2017.

3.Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to SNI by the weighted average number of common shares outstanding, including participating securities outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. We include all unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the calculation of both basic and diluted EPS.

The following table presents information about basic and diluted weighted average shares outstanding:

	Three months ended March 31,
( in thousands )	2017	2016
Basic weighted average shares outstanding	129,921	129,295
Effect of dilutive securities:
Unvested share units and shares held by employees	278	208
Stock options held by employees and directors	544	287
Diluted weighted average shares outstanding	130,743	129,790
Anti-dilutive share awards	279	1,711

For the three months ended March 31, 2017 and March 31, 2016, the anti-dilutive share-based awards were not included in the computation of diluted weighted average shares outstanding.

4.	Employee Termination Program

Reorganization

During the fourth quarter of 2015, we executed the reorganization (the “Reorganization”) and committed to undertaking activities intended to streamline and integrate the management of our domestic networks, creating a cohesive and holistic organization. As part of the Reorganization, we announced we would be relocating certain employees during 2016. Our operating results include a gain of $0.1 million and expense of $7.3 million for severance, retention, benefits and relocation costs incurred as a result of the Reorganization for the three months ended March 31, 2017 and March 31, 2016, respectively. The $7.3 million of expense for the three months ended March 31, 2016 was classified as $5.6 million of selling, general and administrative and $1.7 million of cost of services. As a result of the Reorganization, net income attributable to SNI was increased by an immaterial amount and reduced by $4.5 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The Reorganization was completed in the first quarter of 2017.

A rollforward of the liability related to the Reorganization charges by segment is as follows:

	March 31, 2017
	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2016	$1,955	$-	$1,585	$3,540
Net accruals	(142)	-	39	(103)
Payments	(1,813)	-	(1,624)	(3,437)
Liability as of March 31, 2017	$-	$-	$-	$-

	March 31, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2015	$3,258	$-	$8	$3,266
Net accruals	3,762	-	3,519	7,281
Payments	(2,057)	-	(2,381)	(4,438)
Non-cash (a )	(310)	-	(1,131)	(1,441)
Liability as of March 31, 2016	$4,653	$-	$15	$4,668
(a) Primarily represents the reclassification of current period charges for share-based compensation.

The liability for the Reorganization is included within accrued liabilities on our 2016 condensed consolidated balance sheets.

5.	Fair Value Measurement

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

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

There have been no transfers of assets or liabilities between the fair value measurement classifications during the periods presented.

Recurring Measurements

	March 31, 2017
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$997	$997	$-	$-
Total	$997	$997	$-	$-

	December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$658	$658	$-	$-
Total	$658	$658	$-	$-

Other Financial Instruments

The carrying values of our financial instruments do not materially differ from their estimated fair values as of March 31, 2017 and December 31, 2016, except for debt, which is disclosed in Note 9 – Debt.

Non-Recurring Measurements

The majority of the Company’s non-financial instruments, which include goodwill, other intangible assets and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur, or at least annually for goodwill, such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of carrying value or fair value.

6.	Investments

Investments consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Equity method investments	$676,328	$641,327
Cost method investments	58,154	58,154
Total investments	$734,482	$699,481

Investments accounted for using the equity method include the following:

	March 31, 2017	December 31, 2016
UKTV	50.0%	50.0%
HGTV Magazine	50.0%	50.0%
Food Network Magazine	50.0%	50.0%
Everytap	40.0%	40.0%
HGTV Canada	33.0%	33.0%
nC+	32.0%	32.0%
Food Canada	29.0%	29.0%
Cooking Channel Canada	29.0%	29.0%
Onet	25.0%	25.0%

UKTV

UKTV receives financing through a loan (the “UKTV Loan”) provided by us. The UKTV Loan is reported within other non-current assets on our condensed consolidated balance sheets and totaled $94.8 million and $93.9 million as of March 31, 2017 and December 31, 2016, respectively. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, our partner, the BBC Worldwide Limited (the “BBC”), maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of our partner. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and, therefore, account for the investment under the equity method of accounting. The Company’s investment in UKTV totaled $318.7 million and $305.1 million as of March 31, 2017 and December 31, 2016, respectively.

A portion of the purchase price from our 50.0 percent investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces the equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $12.2 million and $10.9 million proportionate share of UKTV’s results for the three months ended March 31, 2017 and March 31, 2016, respectively, which were reduced by amortization of $3.0 million and $3.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Amortization that reduces the Company’s equity in UKTV’s earnings for future periods is expected to be as follows:

( in thousands )	Estimated Amortization*
Remainder of 2017	$9,167
2018	$12,318
2019	$12,604
2020	$12,795
2021	$11,690
Thereafter	$81,656
* The functional currency of UKTV is the British Pound ("GBP"), so these amounts are subject to change as the GBP to U.S. Dollar ("USD") exchange rate fluctuates.

nC+

The Company, through its ownership of TVN, has an investment in nC+. A portion of the purchase price from our 32.0 percent investment in nC+ was attributed to amortizable intangible assets, which are included in the carrying value of our nC+ investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in nC+ reduces the equity in earnings we recognize from our nC+ investment. Accordingly, equity in earnings of affiliates includes our $4.0 million and $6.8 million proportionate share of nC+’s results for the three months ended March 31, 2017 and March 31, 2016, respectively.

Amortization that reduces the Company’s equity in nC+’s earnings for future periods is expected to be as follows:

( in thousands )	Estimated Amortization*
Remainder of 2017	$2,876
2018	$3,817
2019	$3,817
2020	$3,817
2021	$3,817
Thereafter	$21,892
* The functional currency of nC+ is the Polish Zloty ("PLN"), so these amounts are subject to change as the PLN to USD exchange rate fluctuates.

Fox-BRV Southern Sports Holdings

In February 2016, the Company sold its 7.3 percent equity interest in Fox-BRV Southern Sports Holdings (“Fox Sports South”) to the controlling interest holder for $225.0 million upon the exercise of the Company’s put right. The sale of this ownership interest resulted in a gain of $208.2 million for the three months ended March 31, 2016, which is recorded in gain on sale of investments in our condensed consolidated statements of operations and as both a gain on sale of investments within operating activities and as a cash inflow from sale of investments within investing activities in our condensed consolidated statements of cash flows. Further, the gain on sale resulted in tax expense of approximately $73.7 million for the three months ended March 31, 2016.

Onet

During the third quarter of 2016, the Company, through TVN, notified the controlling interest holder of Onet that it is exercising its rights under the put option of its agreement. On April 26, 2017, we sold our 25.0 percent interest in Onet to the controlling interest holder for PLN 185.0 million.

7.	Goodwill and Intangible Assets

Goodwill consisted of the following:

	March 31, 2017
(in thousands)	Gross	Accumulated Impairments (1)	Net
Goodwill	$1,768,395	$(102,264)	$1,666,131
(1) All accumulated impairments to goodwill are within International Networks.
	December 31, 2016
(in thousands)	Gross	Accumulated Impairments (1)	Net
Goodwill	$1,744,433	$(102,264)	$1,642,169
(1) All accumulated impairments to goodwill are within International Networks.

Activity related to goodwill by business segment consisted of the following:

(in thousands) Goodwill	U.S. Networks	International Networks	Corporate and Other	Total
December 31, 2016	$510,484	$1,131,685	$-	$1,642,169
Foreign currency translation adjustment	-	23,962	-	23,962
March 31, 2017	$510,484	$1,155,647	$-	$1,666,131

Intangible assets consisted of the following:

(in thousands)	March 31, 2017
Intangible assets	Gross	Accumulated Amortization	Net
Acquired network distribution rights	$726,611	$(244,396)	$482,215
Customer and advertiser lists	215,811	(98,536)	117,275
Copyrights and other tradenames	378,422	(69,750)	308,672
Broadcast licenses	121,034	(9,741)	111,293
Acquired rights and other	119,866	(37,871)	81,995
Total	$1,561,744	$(460,294)	$1,101,450

(in thousands)	December 31, 2016
Intangible assets	Gross	Accumulated Amortization	Net
Acquired network distribution rights	$717,834	$(232,856)	$484,978
Customer and advertiser lists	209,314	(93,232)	116,082
Copyrights and other tradenames	362,236	(61,286)	300,950
Broadcast licenses	114,832	(7,861)	106,971
Acquired rights and other	119,885	(36,184)	83,701
Total	$1,524,101	$(431,419)	$1,092,682

Amortization expense associated with intangible assets for future periods is expected to be as follows:

( in thousands )	Estimated Amortization *
Remainder of 2017	$66,551
2018	$98,751
2019	$100,877
2020	$83,628
2021	$80,833
Thereafter	$670,810

* The functional currency of certain foreign subsidiaries differs from the USD, so these amounts are subject to change as exchange rates fluctuate.

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Rent	$18,989	$19,899
Advertising rebates	19,292	15,966
Marketing and advertising	12,684	14,385
Interest	27,507	6,644
Taxes payable	29,539	456
Other accrued expenses	83,507	95,130
Total accrued liabilities	$191,518	$152,480

9.	Debt

Debt consisted of the following:

		March 31, 2017
(in thousands)	Maturity	Gross	Unamortized Debt Issuance Costs	Net Carrying Amount
Amended Revolving Credit Facility	2019 - 2020	325,000	$-	325,000
Term Loan	2017	250,000	(33)	249,967
2.75% Senior Notes	2019	499,068	(1,937)	497,131
2.80% Senior Notes	2020	598,704	(3,131)	595,573
3.50% Senior Notes	2022	399,085	(2,837)	396,248
3.90% Senior Notes	2024	497,201	(3,033)	494,168
3.95% Senior Notes	2025	499,224	(3,752)	495,472
Total debt		3,068,282	(14,723)	3,053,559
Current portion of debt		(250,000)	33	(249,967)
Debt (less current portion)		$2,818,282	$(14,690)	$2,803,592
Fair value of debt *				$3,108,663

		December 31, 2016
(in thousands)	Maturity	Gross	Unamortized Debt Issuance Costs	Net Carrying Amount
Amended Revolving Credit Facility	2019 - 2020	475,000	$-	475,000
Term Loan	2017	250,000	(68)	249,932
2.75% Senior Notes	2019	498,979	(2,124)	496,855
2.80% Senior Notes	2020	598,602	(3,378)	595,224
3.50% Senior Notes	2022	399,040	(2,975)	396,065
3.90% Senior Notes	2024	497,110	(3,133)	493,977
3.95% Senior Notes	2025	499,200	(3,867)	495,333
Total debt		3,217,931	(15,545)	3,202,386
Current portion of debt		(250,000)	68	(249,932)
Debt (less current portion)		$2,967,931	$(15,477)	$2,952,454
Fair value of debt *				$3,254,862

*The fair value of the Senior Notes was estimated using level 2 inputs comprised of quoted prices in active markets, market indices and interest rate measurements for debt with similar remaining maturity.

Revolving Credit Facility

In May 2015, we entered into the Amended Revolving Credit Facility (the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility permits borrowings up to an aggregate principal amount of $900.0 million, which may be increased to $1,150.0 million at our option. The Amended Revolving Credit Facility matures in March 2020, with the exception of $32.5 million, which matures in March 2019.

Borrowings under the Amended Revolving Credit Facility incur interest charges based on the Company’s credit rating, with drawn amounts incurring interest at LIBOR plus a range of 69 to 130 basis points and a facility fee ranging from 6 to 20 basis points, also subject to the Company’s credit ratings.

The Company had outstanding borrowings under the Amended Credit Facility of $325.0 million and $475.0 million as of March 31, 2017 and December 31, 2016, respectively. Interest was calculated at a rate of approximately 1.91% and 1.54% for the three months ended March 31, 2017 and March 31, 2016, respectively. Outstanding letters of credit under the Amended Revolving Credit Facility totaled $0.8 million and $0.8 million as of March 31, 2017 and December 31, 2016, respectively.

Term Loan

In June 2015, we entered into a $250.0 million senior unsecured Term Loan (the “Term Loan”) agreement. The Term Loan has a maturity date of June 2017, with outstanding borrowings incurring interest at LIBOR plus a range of 62.5 to 137.5 basis points, subject to the Company’s credit ratings. The weighted average interest rate on the Term Loan was 1.88% and 1.52% for the three months ended March 31, 2017 and March 31, 2016, respectively. The Term Loan is classified within current portion of debt on our condensed consolidated balance sheets.

Debt Issuance Costs

Amounts capitalized and included as a reduction against debt on our condensed consolidated balance sheets included $14.7 million and $15.5 million of debt issuance costs as of March 31, 2017 and December 31, 2016, respectively. Debt issuance costs of $1.0 million and $1.1 million related to the Amended Credit Facility are included within other non-current assets on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. We amortized $1.3 million and $1.7 million of debt issuance and debt discount costs within interest expense in our condensed consolidated statements of operations for the three months ended March 31, 2017 and March 31, 2016, respectively.

Debt Covenants

The Amended Revolving Credit Facility, the Term Loan and all of our Senior Notes include certain affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

10.	Employee Benefit Plans

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

We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides defined pension benefits, in addition to what is provided under the Pension Plan, to eligible executives based on average earnings, years of service and estimated age at retirement.

In 2009, the Pension Plan was amended whereby no additional service benefits can be earned by participants after December 31, 2009. The amount of eligible compensation that is used to calculate a plan participant’s pension benefit will continue to include any compensation earned by the employee through December 31, 2019, after which time all plan participants will have a frozen pension benefit.

The measurement date used for the Pension Plan and SERP is December 31. The expense components consisted of the following:

	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
(in thousands)	2017	2016	2017	2016
Interest cost	$827	$776	$409	$433
Expected return on plan assets, net of expenses	(1,002)	(822)	-	-
Amortization of net loss	765	530	607	516
Total	$590	$484	$1,016	$949

We did not make any contributions to fund the Pension Plan during the three months ended March 31, 2017, and we made a contribution of $10.0 million during the three months ended March 31, 2016. We do not anticipate contributing any cash to fund the Pension Plan during the remainder of 2017.

We made $0.3 million and $1.7 million in SERP benefit payments for the three months ended March 31, 2017 and March 31, 2016 respectively. We anticipate an additional $11.5  million in SERP benefit payments during the remainder of 2017.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan (“Deferred Compensation Plan”) that is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their annual base compensation and/or bonus. The Deferred Compensation Plan is an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We use corporate-owned life insurance contracts held in a rabbi trust to support the plan. We had investments within this rabbi trust valued at $47.1 million as of March 31, 2017, including

$35.7 million of cash surrender value of Company-owned life insurance contracts and $11.4 million held in mutual funds. We had investments within this rabbi trust valued at $45.0 million as of December 31, 2016, including $34.4 million of cash surrender value of Company-owned life insurance contracts and $10.6 million held in mutual funds. These mutual funds are valued using Level 1 and Level 2 inputs. These instruments are included within other non-current assets on our condensed consolidated balance sheets. Gains or losses related to these insurance contracts and mutual fund investments are included within miscellaneous, net in our condensed consolidated statements of operations. The unsecured obligation to pay the deferred compensation totaled $60.3 million and $48.7 million as of March 31, 2017 and December 31, 2016, respectively. The long-term portion of the unsecured obligation totaled $58.5 million and $47.0 million as of March 31, 2017 and December 31, 2016, respectively, and is included within other non-current liabilities on our condensed consolidated balance sheets. The short-term portion of the unsecured obligation to pay totaled $1.8 million and $1.7 million as of March 31, 2017 and December 31, 2016, respectively.

11.	Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Pension and post-employment benefits	$82,911	$82,734
Deferred compensation	58,452	47,008
Uncertain tax positions	154,018	151,821
Other	18,206	21,318
Other non-current liabilities	$313,587	$302,881

12.	Derivative Financial Instruments

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

The free-standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges. Changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in functional currency value of foreign currency denominated assets and liabilities. The gross notional amount of these contracts outstanding was zero as of March 31, 2017 and December 31, 2016, respectively. The cash flow settlements from these derivative contracts are primarily reported within investing activities in the condensed consolidated statements of cash flows.

We recognized $2.3 million of net losses and $2.8 million of net gains from derivatives for the three months ended March 31, 2017 and March 31, 2016, respectively, included within (loss) gain on derivatives in the condensed consolidated statements of operations. Additionally, we recorded foreign currency transaction net gains of $29.7 million and net losses of $8.9 million for the three months ended March 31, 2017 and March 31, 2016, respectively, which are included within miscellaneous, net in our condensed consolidated statements of operations.

13.	Redeemable Non-controlling Interests and Non-controlling Interest

Redeemable Non-controlling Interests

A non-controlling owner previously held a 35.0 percent residual interest in the Travel Channel. The owner of the non-controlling interest had a put option requiring us to purchase their interest, and we had a call option to acquire their interest. In February 2016, we exercised our call option for an agreed upon price of $99.0 million. We now own 100.0 percent of Travel Channel.

A non-controlling owner previously held a 30.0 percent interest in Food Network Latin America (“FNLA”). In December 2016, we purchased the remaining interest in FNLA from the non-controlling interest holders for $4.5 million.

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing Level 3 inputs:

March 31,
(in thousands)	2016
Beginning period balance	$99,000
Net income	2,626
Fair value adjustments	(2,626)
Dividends paid to non-controlling interests	-
Additions to non-controlling interests	-
Purchase of non-controlling interest	(99,000)
Ending period balance	$-

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

14.	Shareholders’ Equity

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

Incentive Plans

The SNI 2015 Amended Long-Term Incentive Plan (the “2015 Amended LTI Plan”) provides for long-term equity incentive compensation for key employees and members of the Company’s Board of Directors (the “Board”). The 2015 Amended LTI Plan authorizes the grant of discretionary awards for employees and non-employee directors in the form of incentive or non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units (“RSUs”), performance shares, performance-based restricted stock units (“PBRSUs”) and other share-based awards and dividend equivalents. The Company has reserved 8.0 million Class A Common Shares for issuance under the 2015 Amended LTI Plan.

The 2015 Amended LTI Plan will remain in effect until February 2025, unless terminated sooner by the Board. Termination will not affect outstanding grants and awards. The 2015 Amended LTI Plan replaced the SNI 2008 Long-Term Incentive Plan (the “Prior LTI Plan”), and no further awards will be made under the Prior LTI Plan. However, awards granted under the Prior LTI Plan remain outstanding in accordance with their terms.

We satisfy stock option exercises and vested stock awards with newly-issued shares. Shares available for future share compensation grants totaled 6.4 million at March 31, 2017.

During the three months ended March 31, 2017, the Company granted 0.4 million RSUs, including PBRSUs, under the 2015 Amended LTI Plan. During the three months ended March 31, 2016, the Company granted 0.5 million stock options and 0.4 million RSUs, including PBRSUs. The number of shares ultimately issued for PBRSUs will depend upon performance compared to specified metrics. The fair values for stock options are estimated on the grant date using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

Share-based compensation was as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Stock options	$280	$4,795
RSUs and PBRSUs	19,833	12,914
Total share-based compensation	$20,113	$17,709

Unrecognized share-based compensation expense was as follows as of March 31, 2017:

(in thousands)	Amount	Weighted-Average Period
Stock options	$1,511	1.6 years
RSUs and PBRSUs	35,574	2.2 years
Total unrecognized share-based compensation	$37,085

Share Repurchase Programs

We have share repurchase programs (“Repurchase Programs”) authorized by the Board that permit us to acquire the Company’s Class A Common Shares. We did not repurchase any shares during the three months ended March 31, 2017 and March 31, 2016, respectively.

As of March 31, 2017, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. All shares repurchased under the Repurchase Programs are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

15.	Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following:

	Three months ended March 31, 2017
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income
Beginning period balance	$(324,708)	$(38,993)	$(363,701)
Other comprehensive (loss) before reclassifications	66,457	—	66,457
Amounts reclassified from AOCI	—	873	873
Net current-period other comprehensive (loss)	66,457	873	67,330
Ending period balance	$(258,251)	$(38,120)	$(296,371)

	Three months ended March 31, 2016
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income
Beginning period balance	$(98,239)	$(31,994)	$(130,233)
Other comprehensive (loss) income before reclassifications	40,818	—	40,818
Amounts reclassified from AOCI	—	666	666
Net current-period other comprehensive (loss) income	40,818	666	41,484
Ending period balance	$(57,421)	$(31,328)	$(88,749)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for Pension Plan and SERP liability adjustments relate to the amortization of actuarial losses. These amounts are included within selling, general and administrative in our condensed consolidated statements of operations and totaled $1.4 million and $1.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively (see Note 10 - Employee Benefit Plans).

16.	Segment Information

The Company has two reportable segments: U.S. Networks and International Networks which are determined based on our management and internal reporting structure.

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

Intersegment revenue eliminations are included in Corporate and Other and totaled $7.2 million and $6.6 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Our CODM, whom we have identified as our Chief Executive Officer (“CEO”), evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we refer to as segment profit (loss). Segment profit (loss) is defined as income (loss) from operations before income taxes excluding depreciation, amortization, goodwill write-downs, interest expense, equity in earnings of affiliates, gain (loss) on derivatives, gain (loss) on sale of investments and other miscellaneous non-operating expenses which are included in net income (loss) determined in accordance with GAAP.

Information regarding our segments is as follows:

	Three months ended March 31, 2017
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$512,055	$84,660	$—	$596,715
Distribution	211,140	27,240	—	238,380
Other	13,694	13,625	(7,294)	20,025
Total operating revenues	736,889	125,525	(7,294)	855,120
Cost of services, excluding depreciation and amortization	205,322	79,334	(5,617)	279,039
Selling, general and administrative	147,993	30,681	28,696	207,370
Segment profit (loss)	383,574	15,510	(30,373)	368,711
Depreciation	11,499	2,872	589	14,960
Amortization	9,918	14,279	—	24,197
Operating income (loss)	362,157	(1,641)	(30,962)	329,554
Interest (expense) income, net	(120)	147	(24,279)	(24,252)
Equity in earnings of affiliates	5,243	15,206	—	20,449
Loss on derivatives	—	—	(2,336)	(2,336)
Miscellaneous, net	2,483	19,903	5,154	27,540
Income (loss) from operations before income taxes	$369,763	$33,615	$(52,423)	$350,955

Additions to property and equipment:	$12,256	$7,347	$5,844	$25,447

	Three months ended March 31, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$487,285	$84,570	$—	$571,855
Distribution	202,096	25,972	—	228,068
Other	12,814	10,796	(6,655)	16,955
Total operating revenues	702,195	121,338	(6,655)	816,878
Cost of services, excluding depreciation and amortization	203,359	81,058	(4,750)	279,667
Selling, general and administrative	139,339	30,491	28,991	198,821
Segment profit (loss)	359,497	9,789	(30,896)	338,390
Depreciation	14,195	2,841	261	17,297
Amortization	10,021	21,041	—	31,062
Operating income (loss)	335,281	(14,093)	(31,157)	290,031
Interest expense, net	(17)	(6,867)	(26,861)	(33,745)
Equity in earnings of affiliates	7,732	17,946	—	25,678
Gain on derivatives	—	—	2,766	2,766
Gain on sale of investments	208,197	—	—	208,197
Miscellaneous, net	3,487	31,058	(28,479)	6,066
Income (loss) from operations before income taxes	$554,680	$28,044	$(83,731)	$498,993

Additions to property and equipment:	$8,671	$2,674	$—	$11,345

	Three months ended March 31,
(in thousands)	2017	2016
Operating revenues by geographic location:
United States	$738,094	$701,888
Poland	99,284	$97,758
Other International	17,742	17,232
Total operating revenues	$855,120	$816,878

(in thousands)	March 31, 2017	December 31, 2016
Assets:
U.S. Networks	$2,782,139	$2,800,137
International Networks	3,077,875	2,991,607
Corporate and Other	342,578	408,550
Total assets	$6,202,592	$6,200,294
Long-lived assets by geographic location:
United States	$1,803,591	$1,809,919
Poland	2,251,449	2,172,743
Other International	395,261	384,242
Total long-lived assets	$4,450,301	$4,366,904

No single customer provides more than 10.0 percent of our revenues.

Assets held by our businesses and physically located outside of the United States totaled $3,041.0 million and $2,955.8 million at March 31, 2017 and December 31, 2016, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations is based on the condensed consolidated financial statements and the notes thereto. This discussion and analysis should be read in conjunction with those condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This discussion and the information contained in the condensed consolidated financial statements and notes thereto contain certain forward-looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expectations expressed in forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include without limitation, changes in advertising demand and other economic conditions; changing consumers’ tastes and viewing habits; program costs; labor relations; technological developments; risks related to international operations; competitive pressures; industry consolidation; interest rates; regulatory rulings; reliance on third-party vendors for various products and services; and other risks, trends and uncertainties disclosed in our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and other filings with the Securities and Exchange Commission. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date as of which the statement is made.

OVERVIEW

We are a global media company with respected high-profile brands and are a leading developer of lifestyle-oriented content, providing primarily home, food, travel and other lifestyle-related programming. Our content is distributed via multiple methods, including television, the internet, digital platforms and licensing arrangements. The SNI portfolio of networks includes HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country within and outside the United States, with the exception of Great American Country, which is only distributed in the United States, and Fine Living, Asian Food Channel (“AFC”) and TVN’s portfolio of networks outside the United States. Additionally, outside the United States, we participate in UKTV, a joint venture with the BBC. Our businesses engage audiences and efficiently serve advertisers by producing and delivering entertaining and highly-useful content that focuses on specifically-defined topics of interest.

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

The Company has two reportable segments: U.S. Networks and International Networks.

The growth of our international business, through acquisition and joint ventures, as well as organically, has been and continues to be, a strategic priority for the Company. In the first quarter of 2017, we launched HGTV in Poland, expanding the reach of our brand internationally. During the fourth quarter of 2016, Cooking Channel launched in Canada, marking the first time this network was made available outside the United States and Caribbean. Also in the fourth quarter of 2016, we launched HGTV in the Middle East and North Africa. In the second quarter of 2016, HGTV launched as a free-to-air channel in New Zealand as a first-of-its-kind offering in the region. During 2015, we acquired TVN, a Polish media company, which operates a portfolio of 13 free-to-air and pay-TV lifestyle and entertainment networks. Also in 2015, we expanded the distribution of Travel Channel as a 24/7 free-to-air channel in the UK; expanded distribution of Food Network across Latin America and HGTV in APAC; launched Food Network in Australia in partnership with SBS; and secured a large volume output deal with Nine in Australia to launch Food Network and HGTV-branded programming blocks on newly-launched 9LIFE, Australia’s first free-to-air lifestyle network.

Consolidated operating revenues increased $38.2 million, or 4.7 percent, while consolidated operating income increased $39.5 million, or 13.6 percent, for the three months ended March 31, 2017 compared with the same period in 2016. The increase in consolidated operating income was primarily driven by the year-over-year growth in consolidated operating revenues. Consolidated income from operations before income taxes decreased $148.0 million, or 29.7 percent, for the three months ended March 31, 2017 compared with the same period in 2016, primarily driven by the $208.2 million gain on sale of investment in 2016, partially offset by the aforementioned increase in consolidated operating revenues, a $20.8 million increase in foreign currency transaction net gains and a $9.5 million decrease in interest expense, net as a result of less debt outstanding this year.

Although the international business experienced growth, U.S. Networks continues to account for the majority of the Company’s performance. U.S. Networks generated operating revenues of $736.9 million, representing 86.2 percent of consolidated operating revenues, for the three months ended March 31, 2017 compared with $702.2 million, representing 86.0 percent of consolidated operating revenues, for the three months ended March 31, 2016.

International Networks generated operating revenues of $125.5 million, representing 14.7 percent of consolidated operating revenues, for the three months ended March 31, 2017 compared with $121.3 million, representing 14.9 percent of consolidated operating revenues, for the three months ended March 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect amounts and related disclosures reported in the condensed consolidated financial statements and accompanying footnotes, including the selection of appropriate accounting principles that reflect the economic substance of the underlying transactions and assumptions on which to base accounting estimates. In reaching such decisions, judgment is applied based on analysis of the relevant circumstances, including historical experience, actuarial studies and other assumptions. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the condensed consolidated financial statements.

Note 2- Summary of Significant Accounting Policies to the consolidated financial statements included in the 2016 Form 10-K describes the significant accounting policies we have selected for use in the preparation of our condensed consolidated financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for programs and program licenses, acquisitions, goodwill, finite-lived intangible assets, income taxes and revenue recognition to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K. We adopted three accounting standard updates during the three months ended March 31, 2017 (see Note 2 – Accounting Standards Updates).

RESULTS OF OPERATIONS

Consolidated Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three months ended March 31,
( in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$596,715	$571,855	$24,860	4.3%
Distribution	238,380	228,068	10,312	4.5%
Other	20,025	16,955	3,070	18.1%
Total operating revenues	855,120	816,878	38,242	4.7%
Operating expenses:
Cost of services, excluding depreciation and amortization	279,039	279,667	628	0.2%
Selling, general and administrative	207,370	198,821	(8,549)	(4.3)%
Depreciation	14,960	17,297	2,337	13.5%
Amortization	24,197	31,062	6,865	22.1%
Total operating expenses	525,566	526,847	1,281	0.2%
Operating income	329,554	290,031	39,523	13.6%
Interest expense, net	(24,252)	(33,745)	9,493	28.1%
Equity in earnings of affiliates	20,449	25,678	(5,229)	(20.4)%
(Loss) gain on derivatives	(2,336)	2,766	(5,102)	(184.5)%
Gain on sale of investment	-	208,197	(208,197)	(100.0)%
Miscellaneous, net	27,540	6,066	21,474	354.0%
Income from operations before income taxes	350,955	498,993	(148,038)	(29.7)%
Provision for income taxes	101,140	159,047	57,907	36.4%
Net income	249,815	339,946	(90,131)	(26.5)%
Less: net income attributable to non-controlling interests	(49,915)	(49,049)	(866)	(1.8)%
Net income attributable to SNI	$199,900	$290,897	$(90,997)	(31.3)%

Consolidated total operating revenues increased $38.2 million, or 4.7 percent, for the three months ended March 31, 2017 compared with the same period in 2016, with growth in both advertising sales and distribution fees.

Consolidated advertising sales increased $24.9 million, or 4.3 percent, for the three months ended March 31, 2017 compared with the respective period in 2016, primarily driven by strong pricing in the U.S. market. Advertising sales are affected by the strength of advertising markets and general economic conditions and fluctuate based on the success of our programming, as measured by viewership, and seasonality. The amount of advertising sales we earn is a function of pricing negotiated with advertisers, number of advertising spots sold and audience impressions delivered. Consolidated advertising sales represented 69.8 percent and 70.0 percent of consolidated total operating revenues during the three months ended March 31, 2017 and March 31, 2016, respectively.

Consolidated advertising sales growth was supplemented with a $10.3 million, or 4.5 percent, increase in consolidated distribution fees for the three months ended March 31, 2017 compared with the respective period in 2016, primarily driven by negotiated contractual rate increases, and, to a lesser extent, revenues generated by new over-the-top distribution platforms, partially offset by a decrease in the number of subscribers receiving our networks. Distribution agreements with cable and satellite distributors and telecommunication service providers require distributors to pay us fees over the terms of the agreements in exchange for certain rights to distribute our content. The revenues earned from our distribution agreements are dependent on the rates negotiated in the agreements and the number of subscribers that receive our networks. Consolidated distribution fees represented 27.9 percent and 27.9 percent of consolidated total operating revenues during the three months ended March 31, 2017 and March 31, 2016, respectively.

Cost of services, which consists of program amortization and the costs associated with distributing our content, decreased $0.6 million, or 0.2 percent, for the three months ended March 31, 2017 compared with the respective period in 2016. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, decreased $2.4 million, or 1.1 percent, for the three months ended March 31, 2017 compared with the same period in 2016 and represented 41.2 percent and 41.6 percent of consolidated total operating expenses during the three months ended March 31, 2017 and March 31, 2016, respectively. Cost of services included $1.7 million of Reorganization costs incurred during the three months ended March 31, 2016.

Selling, general and administrative, which primarily consists of employee costs, marketing and advertising expenses, administrative costs and costs of facilities, increased $8.5 million, or 4.3 percent, for the three months ended March 31, 2017 compared with the respective period in 2016, primarily driven by timing of marketing campaigns and technology expenses. Selling, general and administrative included $5.6 million of Reorganization costs and $1.4 million of TVN transaction and integration expenses incurred during the three months ended March 31, 2016.

Amortization, which reflects the expense associated with intangible assets primarily identified through business acquisitions, decreased $6.9 million, or 22.1 percent, for the three months ended March 31, 2017 compared with the same period in 2016, primarily driven by scheduled amortization, which decreases each year based on the benefit derived from the intangible assets.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest expense, net decreased $9.5 million, or 28.1 percent, for the three months ended March 31, 2017 compared with the same period in 2016, driven by less debt outstanding as of March 31, 2017. We increased our borrowing activity in the second quarter of 2015 to generate funds necessary to complete the TVN transaction. The additional debt included $1,500.0 million of Senior Notes issued in June 2015, comprised of $600.0 million aggregate principal amount of 2.80% Senior Notes due 2020 (the “2020 Notes”), $400.0 million aggregate principal amount of 3.50% Senior Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of 3.95% Senior Notes due 2025 (the “2025 Notes”), as well as the $250.0 million Term Loan. Also outstanding as of March 31, 2017, were $500.0 million aggregate principal amount of 2.75% Senior Notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 3.90% Senior Notes due 2024 (the “2024 Notes”). In addition to what was outstanding as of March 31, 2017, we had $500.0 million aggregate principal amount of Senior Notes due 2016 (the “2016 Notes”) and 7.85% TVN Senior Notes due 2020 (the “2020 TVN Notes”) outstanding as of March 31, 2016. Interest expense, net also includes interest income of $1.1 million and $1.3 million related to the UKTV Loan for the three months ended March 31, 2017 and 2016, respectively.

Equity in earnings of affiliates, which represents the proportionate share of net income or loss from each of our equity method investments, decreased $5.2 million, or 20.4 percent, for the three months ended March 31, 2017 compared with the same period in 2016, primarily driven by decline in the results of nC+ year-over-year and the sale of our 7.3 percent interest in Fox Sports South in the first quarter of 2016.

Gain on sale of investments decreased $208.2 million for the three months ended March 31, 2017 compared with the same period in 2016 due to the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016.

Miscellaneous, net includes foreign currency transaction gains and losses, which represented a $29.7 million and $8.9 million net gain for the three months ended March 31, 2017 and March 31, 2016, respectively.

Our effective income tax rate was 28.8 percent for the three months ended March 31, 2017 compared with 31.9 percent for the three months ended March 31, 2016, primarily driven by the impact of the pre-tax gain recognized on the sale of our 7.3 percent equity interest in Fox Sports South during the first quarter of 2016.

Business Segment Results

As discussed in Note 16 - Segment Information to the condensed consolidated financial statements, our CODM evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we refer to as segment profit (loss). Segment profit (loss) is defined as income (loss) from operations before income taxes, excluding depreciation, amortization, goodwill write-downs, interest expense, equity in earnings of affiliates, gain (loss) on derivatives, gain (loss) on sale of investments, other miscellaneous non-operating expenses and income taxes, which are included in net income (loss) determined in accordance with GAAP.

Depreciation and amortization charges are a result of decisions made in prior periods regarding the allocation of resources and are, therefore, excluded from segment profit (loss). Also excluded from segment profit (loss) are financing, tax structuring and acquisition and divestiture decisions, which are generally made by corporate executives. Excluding these items from the performance measure of our businesses enables management to evaluate operating performance based on current economic conditions and decisions made by the managers of the businesses in the current period.

Consolidated segment profit (loss) is the aggregate of the segment profit for each of our two reportable segments. Consolidated segment profit (loss) is a financial measure that is not intended to replace income (loss) from operations before income taxes, the most directly comparable GAAP financial measure.  Our management believes that segment profit (loss) is a useful measure of the operating profitability of our business since the measure allows for an evaluation of the performance of our segments without regard to the effect of interest, depreciation and amortization and certain other items. For this reason, operating performance measures, such as consolidated segment profit (loss), are used by analysts and investors in our industry. Consolidated segment profit (loss) is not a measure of consolidated operating results under GAAP and should not be considered superior to, as a substitute for or as an alternative to, income (loss) from operations before income taxes or any other measure of consolidated operating results under GAAP.

Information regarding the operating performance of our business segments, including a reconciliation of consolidated segment profit to income from operations before income taxes in accordance with GAAP, is as follows:

	Three months ended March 31,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
U.S. Networks	$736,889	$702,195	$34,694	4.9%
International Networks	125,525	121,338	4,187	3.5%
Corporate and Other	(7,294)	(6,655)	(639)	(9.6)%
Operating revenues	855,120	816,878	38,242	4.7%
Cost of services, excluding depreciation and amortization	279,039	279,667	628	0.2%
Selling, general and administrative	207,370	198,821	(8,549)	(4.3)%
Consolidated segment profit	368,711	338,390	30,321	9.0%
Depreciation	14,960	17,297	2,337	13.5%
Amortization	24,197	31,062	6,865	22.1%
Total operating income	329,554	290,031	39,523	13.6%
Interest expense, net	(24,252)	(33,745)	9,493	28.1%
Equity in earnings of affiliates	20,449	25,678	(5,229)	(20.4)%
(Loss) gain on derivatives	(2,336)	2,766	(5,102)	(184.5)%
Gain on sale of investment	-	208,197	(208,197)	(100.0)%
Miscellaneous, net	27,540	6,066	21,474	354.0%
Income from operations before income taxes	$350,955	$498,993	$(148,038)	(29.7)%

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

U.S. Networks’ Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three months ended March 31,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$512,055	$487,285	$24,770	5.1%
Distribution	211,140	202,096	9,044	4.5%
Other	13,694	12,814	880	6.9%
Operating revenues	736,889	702,195	34,694	4.9%
Cost of services, excluding depreciation and amortization	205,322	203,359	(1,963)	(1.0)%
Selling, general and administrative	147,993	139,339	(8,654)	(6.2)%
Segment profit	383,574	359,497	24,077	6.7%
Depreciation	11,499	14,195	2,696	19.0%
Amortization	9,918	10,021	103	1.0%
Operating income	362,157	335,281	26,876	8.0%
Interest expense, net	(120)	(17)	(103)	(605.9)%
Equity in earnings of affiliates	5,243	7,732	(2,489)	(32.2)%
Gain on sale of investments	—	208,197	(208,197)	(100.0)%
Miscellaneous, net	2,483	3,487	(1,004)	(28.8)%
Income from operations before income taxes	$369,763	$554,680	$(184,917)	(33.3)%

Supplemental information:
Program amortization	$179,367	$179,076	$(291)	(0.2)%
Program payments	$194,920	$196,755	$1,835	0.9%
Capital expenditures	$12,256	$8,671	$(3,585)	(41.3)%

U.S. Networks generated operating revenues of $736.9 million, an increase of $34.7 million, or 4.9 percent, for the three months ended March 31, 2017 compared with the same period in 2016, with growth in both advertising sales and distribution fees.

U.S. Networks operating revenues included a $24.8 million, or 5.1 percent, increase in advertising sales for the three months ended March 31, 2017 compared with the respective period in 2016, primarily driven by strong pricing. U.S. Networks’ advertising sales represented 69.5  percent and 69.4 percent of U.S. Networks’ total operating revenues during the three months ended March 31, 2017 and March 31, 2016, respectively.

Advertising sales growth was supplemented by a $9.0 million, or 4.5 percent, increase in distribution fees for the three months ended March 31, 2017 compared with the respective period in 2016, primarily driven by negotiated contractual rate increases, and, to a lesser extent, revenues generated from new over-the-top distribution platforms, partially offset by a decrease in the number of subscribers receiving our networks. U.S. Networks’ distribution fees represented 28.7 percent and 28.8 percent of U.S. Networks’ total operating revenues during the three months ended March 31, 2017 and March 31, 2016, respectively.

Cost of services increased $2.0 million, or 1.0 percent, for the three months ended March 31, 2017 compared with the respective period in 2016, primarily driven by investments in programming. Program amortization increased $0.3 million, or 0.2 percent for the three months ended March 31, 2017 compared with the same period in 2016 and represented 47.9 percent and 48.8 percent of U.S. Networks’ total operating expenses during the three months ended March 31, 2017 and March 31, 2016, respectively. Cost of services included $1.7 million of Reorganization costs incurred during the three months ended March 31, 2016.

Selling, general and administrative increased $8.7 million, or 6.2 percent, for the three months ended March 31, 2017 compared with the respective period in 2016, primarily driven by timing of marketing campaigns and technology expenses. Selling, general and administrative included $2.1 million of Reorganization costs incurred during the three months ended March 31, 2016.

Gain on sale of investments decreased $208.2 million for the three months ended March 31, 2017 compared with the same period in 2016 due to the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016.

U.S. Networks’ Supplemental Information

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three months ended March 31,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues by network:
HGTV	$286,076	$271,715	$14,361	5.3%
Food Network	243,363	229,298	14,065	6.1%
Travel Channel	82,265	80,767	1,498	1.9%
DIY Network	40,480	41,513	(1,033)	(2.5)%
Cooking Channel	36,590	32,969	3,621	11.0%
Great American Country	7,183	7,286	(103)	(1.4)%
Digital Businesses	30,231	28,972	1,259	4.3%
Other	11,201	10,160	1,041	10.2%
Intrasegment eliminations	(500)	(485)	(15)	(3.1)%
Total segment operating revenues	$736,889	$702,195	$34,694	4.9%

International Networks

International Networks includes the TVN portfolio of networks and other lifestyle-oriented networks available in the UK, EMEA, APAC and Latin America. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle platform in the UK.

International Networks’ Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three months ended March 31,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$84,660	$84,570	$90	0.1%
Distribution	27,240	25,972	1,268	4.9%
Other	13,625	10,796	2,829	26.2%
Operating revenues	125,525	121,338	4,187	3.5%
Cost of services, excluding depreciation and amortization	79,334	81,058	1,724	2.1%
Selling, general and administrative	30,681	30,491	(190)	(0.6)%
Segment profit	15,510	9,789	5,721	58.4%
Depreciation	2,872	2,841	(31)	(1.1)%
Amortization	14,279	21,041	6,762	32.1%
Operating loss	(1,641)	(14,093)	12,452	88.4%
Interest income (expense), net	147	(6,867)	7,014	102.1%
Equity in earnings of affiliates	15,206	17,946	(2,740)	(15.3)%
Miscellaneous, net	19,903	31,058	(11,155)	(35.9)%
Income (loss) from operations before income taxes	$33,615	$28,044	$5,571	19.9%

Supplemental information:
Program amortization	$42,475	$44,386	$1,911	4.3%
Program payments	$48,374	$48,999	$625	1.3%
Capital expenditures	$7,347	$2,674	$(4,673)	(174.8)%

International Networks generated operating revenues of $125.5 million, an increase of $4.2, or 3.5 percent, for the three months ended March 31, 2017 compared with the same period in 2016, with growth in both distribution fees and other revenues.

International Networks’ operating revenues included a $1.3 million, or 4.9 percent, increase in distribution fees for the three months ended March 31, 2017 compared with the respective period in 2016. International Networks’ distribution fees represented 21.7 percent and 21.4 percent of International Networks’ total operating revenues during the three months ended March 31, 2017 and March 31, 2016, respectively.

Distribution fees growth was supplemented with a $2.8 million, or 26.2 percent, increase in other revenues for the three months ended March 31, 2017 compared with the respective period in 2016, primarily driven by program licensing and production revenues.

Cost of services decreased $1.7 million, or 2.1 percent, for the three months ended March 31, 2017 compared with the respective period in 2016. Program amortization decreased $1.9 million, or 4.3 percent, for the three months ended March 31, 2017 compared with the respective period in 2016 and represented 33.4 percent and 32.8 percent of International Networks’ total operating expenses during the three months ended March 31, 2017 and March 31, 2016, respectively.

Selling, general and administrative increased $0.2 million, or 0.6 percent, for the three months ended March 31, 2017 compared with the respective period in 2016.

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

The Corporate and Other loss included $3.5 million of Reorganization costs and $1.4 of TVN transaction and integration expenses incurred during the three months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our Amended Revolving Credit Facility and access to capital markets. Advertising revenues provided between 69.8 percent and 70.0 percent of consolidated total operating revenues for the year-to-date period, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $107.7 million at March 31, 2017 and $122.9 million at December 31, 2016. Our Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings, with the option to increase up to $1,150.0 million, and expires in March 2020, with the exception of $32.5 million, which expires in March 2019. There were $325.0 million of outstanding borrowings under the Amended Revolving Credit Facility at March 31, 2017.

We were in compliance with all financial covenants as of March 31, 2017.

Our cash flow year-to-date has primarily been used to fund investments, develop new businesses, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2017 to provide sufficient liquidity to fund our normal operations, including repayment of the Term Loan.

Cash Flows

A summary of cash sources and uses was as follows:

	Three months ended March 31,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Cash provided by operating activities	$301,263	$322,667	$(21,404)	(6.6)%
Cash (used in) provided by investing activities	(25,651)	219,643	(245,294)	(111.7)%
Cash used in financing activities	(293,446)	(556,085)	262,639	47.2%
Effect of exchange rate of cash and cash equivalents	2,570	7,129	(4,559)	(64.0)%
Decrease in cash and cash equivalents	(15,264)	(6,646)	(8,618)	(129.7)%
Cash and cash equivalents - beginning of period	122,937	223,444	(100,507)	(45.0)%
Cash and cash equivalents - end of period	$107,673	$216,798	$(109,125)	(50.3)%

Cash and cash equivalents decreased $15.3 million during the three months ended March 31, 2017 and $6.6 million during the three months ended March 31, 2016, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Cash provided by operating activities totaled $301.3 million for the three months ended March 31, 2017 and $322.7 million for the three months ended March 31, 2016.

Operating income totaled $329.6 million and $290.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively, primarily driven by the increase in operating revenues.

Program payments exceeded program amortization by $26.7 million for the three months ended March 31, 2017 and $26.8 million for the three months ended March 31, 2016, reducing cash provided by operating activities for these periods. Cash provided by operating activities is also impacted by income tax payments and refunds and interest payments. During the three months ended March 31, 2017, we made income tax payments of $8.6 million and interest payments of $3.5 million. During the three months ended March 31, 2016, we made income tax payments of $10.5 million and interest payments of $2.4 million.

Investing Activities

Cash used in investing activities totaled $25.7 million for the three months ended March 31, 2017, and cash provided by investing activities totaled $219.6 million for the three months ended March 31, 2016. Capital expenditures totaled $24.8 million and $11.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The increase in capital expenditures year-over-year was driven by investments in technology. During the three months ended March 31, 2016, we received $225.0 million of proceeds from the sale of our 7.3 percent equity interest in Fox Sports South.

Financing Activities

Cash used in financing activities totaled $293.4 million for the three months ended March 31, 2017 and $556.1 million for the three months ended March 31, 2016.

During the three months ended March 31, 2017, we borrowed $110.0 million and made $260.0 million of repayments on our Amended Revolving Credit Facility. During the three months ended March 31, 2016, we did not borrow but made $325.0 million of repayments on our Amended Credit Facility.

We have paid quarterly dividends since our inception as a public company in July 2008. During the first quarter of 2017, the Board approved an increase in the quarterly dividend rate to $0.30 per share from $0.25 per share. Total dividend payments to holders of our Class A Common Shares and Common Voting Shares were $39.1 million and $32.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends are not guaranteed and are subject to our earnings, financial condition and capital requirements.

A non-controlling owner held a 35.0 percent residual interest in Travel Channel as of December 31, 2015. In February 2016, we acquired the residual interest for $99.0 million.

Pursuant to the terms of the Food Network Partnership agreement, the Partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interest partner were $111.5 million and $89.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively. We expect cash distributions to non-controlling interest owners to approximate $185.0 million in total for 2017.

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

We are subject to interest rate risk associated with our Amended Revolving Credit Facility as borrowings bear interest at LIBOR plus a spread that is determined by our Company’s debt rating. Accordingly, the interest we pay on these borrowings is dependent on interest rate conditions and the timing of our financing needs. Aggregate principal amounts of outstanding debt at March 31, 2017 included $1,487.3 million of Senior Notes issued in June 2015, which includes the 2020 Notes, the 2022 Notes and the 2025 Notes, a $250.0 million Term Loan, also issued in June 2015, and $991.3 million of Senior Notes issued in November 2014, which includes the 2019 Notes and the 2024 Notes. A 100 basis point increase or decrease in the blended level of interest rates, respectively, would decrease or increase the total aggregate fair value of all outstanding Senior Notes by approximately $118.3 million and $115.2 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments:

		March 31, 2017		December 31, 2016
(in thousands)	Maturity	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
Financial instruments subject to interest rate risk:
Amended Revolving Credit Facility	2019-2020	$325,000	$325,000	$475,000	$475,000
Term Loan	2017	249,967	250,000	249,932	249,932
2.75% Senior Notes	2019	497,131	506,140	496,855	506,575
2.80% Senior Notes	2020	595,573	605,736	595,224	602,946
3.50% Senior Notes	2022	396,248	407,612	396,065	404,784
3.90% Senior Notes	2024	494,168	507,710	493,977	507,470
3.95% Senior Notes	2025	495,472	506,465	495,333	508,155
Total debt		$3,053,559	$3,108,663	$3,202,386	$3,254,862

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV investment (see Note 6 – Investments). The UKTV Loan, totaling $318.7 million at March 31, 2017 and $305.1 million at December 31, 2016, accrues interest at variable rates related to either the spread over LIBOR or other identified market indices. Because interest on the note receivable is variable, the carrying amount of such note receivable is believed to approximate fair value.

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign currency exchange rates when translating from the local currency to the functional currency (see Note 12 - Derivative Financial Instruments).

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) was evaluated as of March 31, 2017. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective as of March 31, 2017.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

ITEM 1A.	RISK FACTORS

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our 2016 Form 10-K to be the most significant.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

We have share Repurchase Programs authorized by the Board that permit us to acquire the Company’s Class A Common Shares.

As of March 31, 2017, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/17 - 1/31/17	-	$-	-	$1,512,536,943
2/1/17 - 2/28/17	-	-	-	1,512,536,943
3/1/17 - 3/31/17	-	-	-	1,512,536,943
Total	-	$-	-	$1,512,536,943

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index of Exhibits to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: May 5, 2017	BY:	/s/ Lori A. Hickok
Lori A. Hickok
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit

10.44	Amendment No. 1 to the Amended and Restated Scripps Family Agreement among The E. W. Scripps Company, Scripps Networks Interactive, Inc. and the Family Shareholders

10.45	Employment Agreement between Scripps Networks Interactive, Inc. and Cynthia L. Gibson*

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications **

32(b)	Section 906 Certifications **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement.

**	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.