Form 10-Q
period 2017-06-30
Scripps Networks Interactive, Inc.
filed 2017-08-04
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2017 there were 95,962,256 of the Registrant’s Class A Common Shares outstanding and 33,850,481 of the Registrant’s Common Voting Shares outstanding.

INDEX

SCRIPPS NETWORKS INTERACTIVE, INC.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS ( UNAUDITED )
(in thousands, except share and par value amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$131,557	$122,937
Accounts receivable, net of allowances: 2017 - $14,203; 2016 - $26,118	912,018	808,133
Programs and program licenses, net	641,611	591,378
Prepaid expenses and other current assets	68,225	135,651
Total current assets	1,753,411	1,658,099
Programs and program licenses, net (less current portion)	500,256	500,022
Investments	723,740	699,481
Property and equipment, net of accumulated depreciation: 2017 - $356,939; 2016 - $354,435	315,543	286,399
Goodwill, net	1,756,514	1,642,169
Intangible assets, net	1,122,323	1,092,682
Deferred income taxes	192,753	175,291
Other non-current assets	152,029	146,151
Total Assets	$6,516,569	$6,200,294
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,728	$42,223
Accrued liabilities	134,371	152,480
Employee compensation and benefits	72,296	123,506
Program rights payable	69,959	70,403
Deferred revenue	119,977	77,987
Current portion of debt	-	249,932
Total current liabilities	422,331	716,531
Debt (less current portion)	2,979,729	2,952,454
Other non-current liabilities	319,736	302,881
Total liabilities	3,721,796	3,971,866
Shareholders' equity:
Scripps Networks Interactive ("SNI") shareholders’ equity:
Preferred stock, $0.01 par - authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $0.01 par:
Class A Common Shares - authorized: 240,000,000 shares; issued and outstanding: 2017 - 95,936,980 shares; 2016 - 95,491,477 shares	959	954
Common Voting Shares - authorized: 60,000,000 shares; issued and outstanding: 2017 - 33,850,481 shares; 2016 - 33,850,481 shares	339	339
Total common stock	1,298	1,293
Additional paid-in capital	1,425,611	1,390,411
Retained earnings	1,230,668	871,766
Accumulated other comprehensive loss	(143,353)	(363,701)
SNI shareholders’ equity	2,514,224	1,899,769
Non-controlling interest (Note 13)	280,549	328,659
Total equity	2,794,773	2,228,428
Total Liabilities and Equity	$6,516,569	$6,200,294
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )
(in thousands, except per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating revenues:
Advertising	$663,034	$646,648	$1,259,749	$1,218,503
Distribution	239,685	223,446	478,065	451,514
Other	22,327	22,677	42,352	39,632
Total operating revenues	925,046	892,771	1,780,166	1,709,649
Operating expenses:
Cost of services, excluding depreciation and amortization	299,851	286,999	578,890	566,666
Selling, general and administrative	212,397	191,133	419,767	389,954
Depreciation	13,660	16,089	28,620	33,386
Amortization	25,058	25,654	49,255	56,716
Total operating expenses	550,966	519,875	1,076,532	1,046,722
Operating income	374,080	372,896	703,634	662,927
Interest expense, net	(24,203)	(33,175)	(48,455)	(66,920)
Equity in earnings of affiliates	20,974	21,712	41,423	47,390
(Loss) gain on derivatives	(3,672)	8,267	(6,008)	11,033
Gain (loss) on sale of investments	1,416	(16,373)	1,416	191,824
Miscellaneous, net	32,181	(21,672)	59,721	(15,606)
Income from operations before income taxes	400,776	331,655	751,731	830,648
Provision for income taxes	115,099	98,303	216,239	257,350
Net income	285,677	233,352	535,492	573,298
Less: net income attributable to non-controlling interests	(51,602)	(48,744)	(101,517)	(97,793)
Net income attributable to SNI	$234,075	$184,608	$433,975	$475,505

Net income attributable to SNI Class A Common and Common Voting shareholders per share of common stock:
Basic	$1.80	$1.42	$3.34	$3.67
Diluted	$1.79	$1.42	$3.32	$3.66
Weighted average shares outstanding:
Basic	130,233	129,562	130,079	129,434
Diluted	130,884	130,141	130,790	129,971
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ( UNAUDITED )
(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$285,677	$233,352	$535,492	$573,298
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax: 2017 - ($8) and ($3); 2016 - $2,306 and ($810)	151,644	(122,814)	218,103	(81,231)
Pension Plan and SERP liability adjustments, net of tax: 2017 - $23 and ($476); 2016 - ($380) and ($760)	1,395	666	2,268	1,332
Comprehensive income	438,716	111,204	755,863	493,399
Less: comprehensive income attributable to non-controlling interests	(51,623)	(48,181)	(101,540)	(97,995)
Comprehensive income attributable to SNI	$387,093	$63,023	$654,323	$395,404
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
(in thousands)
	Six months ended June 30,
	2017	2016
Operating Activities:
Net income	$535,492	$573,298
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	28,620	33,386
Amortization	49,255	56,716
Program amortization	453,910	441,608
Program payments	(501,221)	(477,132)
Equity in earnings of affiliates	(41,423)	(47,390)
Share-based compensation	27,598	24,679
Loss (gain) on derivatives	6,008	(11,033)
Gain on sale of investments	(1,416)	(191,824)
Dividends received from equity investments	40,305	38,247
Deferred income taxes	(20,922)	(31,190)
Changes in working capital accounts:
Accounts receivable, net	(91,377)	(23,533)
Other assets	8,518	(9,356)
Accounts payable	(18,823)	26,985
Deferred revenue	42,061	5,629
Accrued / refundable income taxes	78,462	87,453
Other liabilities	(68,039)	(53,241)
Other, net	(24,758)	6,505
Cash provided by operating activities	502,250	449,807
Investing Activities:
Additions to property and equipment	(44,155)	(24,297)
Collections of note receivable	2,533	2,135
Purchase of investments	(18,722)	(4,711)
Sale of investments	48,248	226,484
Purchase of subsidiary companies, net of cash acquired	(10,320)	—
Investment in intangible	—	(11,634)
Settlements of derivatives	(6,008)	11,016
Other, net	(10,286)	(8,443)
Cash (used in) provided by investing activities	(38,710)	190,550
Financing Activities:
Proceeds from debt	410,000	—
Repayments of debt	(635,000)	(390,000)
Purchases of non-controlling interests	—	(99,000)
Dividends paid to non-controlling interests	(149,650)	(125,604)
Dividends paid	(78,267)	(64,695)
Proceeds from stock options	12,592	6,246
Other, net	(25,832)	1,754
Cash used in financing activities	(466,157)	(671,299)
Effect of exchange rate changes on cash and cash equivalents	11,237	(6,579)
Increase (decrease) in cash and cash equivalents	8,620	(37,521)
Cash and cash equivalents - beginning of period	122,937	223,444
Cash and cash equivalents - end of period	$131,557	$185,923
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$48,672	$52,147
Income taxes paid	$161,228	$202,570
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ( UNAUDITED )

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interests
December 31, 2015	$1,287	$1,347,491	$305,386	$(130,233)	$313,245	$1,837,176	$99,000
Comprehensive income			475,505	(80,101)	95,833	491,237	2,162
Redeemable non-controlling interest fair value adjustments			2,162			2,162	(2,162)
Purchase of non-controlling interest						-	(99,000)
Dividends paid to non-controlling interests					(125,604)	(125,604)
Dividends declared and paid: $0.50 per share			(64,695)			(64,695)
Share-based compensation		24,679				24,679
Exercise of employee share options: 169,775 shares issued	1	6,245				6,246
Other share-based compensation, net: 230,094 shares issued; 67,610 shares repurchased	2	(2,768)				(2,766)
Impact of ASC 718 implementation		66	(66)			-
Tax impact of compensation plans		(407)				(407)
June 30, 2016	$1,290	$1,375,306	$718,292	$(210,334)	$283,474	$2,168,028	$-

December 31, 2016	$1,293	$1,390,411	$871,766	$(363,701)	$328,659	$2,228,428	$-
Comprehensive income			433,975	220,348	101,540	755,863
Tax impact of purchase of non-controlling interest			3,194			3,194
Dividends paid to non-controlling interests					(149,650)	(149,650)
Dividends declared and paid: $0.60 per share			(78,267)			(78,267)
Share-based compensation		27,598				27,598
Exercise of employee share options: 266,337 shares issued	3	12,589				12,592
Other share-based compensation, net: 260,202 shares issued; 81,036 shares repurchased	2	(4,987)				(4,985)
June 30, 2017	$1,298	$1,425,611	$1,230,668	$(143,353)	$280,549	$2,794,773	$-

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of SNI and its majority-owned or controlled subsidiaries after elimination of intercompany accounts and transactions. Investments in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting. Investments in entities in which SNI has no control or significant influence over and is not the primary beneficiary are accounted for using the cost method of accounting.

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

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity include all normal recurring adjustments necessary for their fair presentation in conformity with GAAP. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Issued and Adopted

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to the scope of modification accounting for equity awards, Compensation – Stock Compensation, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective December 15, 2017, and early adoption is permitted. We early adopted this guidance in the second quarter of 2017. This implementation did not have a material effect on our condensed consolidated financial statements or related disclosures.

In March 2017, the FASB issued new accounting guidance related to the presentation of net periodic pension costs and net periodic postretirement benefit costs, Compensation – Retirement Benefits, which requires that employers sponsoring postretirement benefit plans disaggregate the service cost component from the other components of net benefit cost. The standard also provides explicit guidance on how to present the service cost and other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance is effective December 15, 2017, and early adoption is permitted. We early adopted this guidance in the first quarter of 2017. This implementation did not have a material effect on our condensed consolidated financial statements or related disclosures.

In January 2017, the FASB issued new accounting guidance related to intangibles, Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test and requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. The guidance also eliminates the requirement to perform a qualitative assessment for any reporting unit with a zero or negative carrying amount. The guidance is effective January 1, 2020, and early adoption is permitted. We early adopted this guidance in the first quarter of 2017. This implementation did not have an effect on our condensed consolidated financial statements or related disclosures.

In January 2017, the FASB issued new accounting guidance related to business combinations, Clarifying the Definition of a Business, which clarifies the definition of a business. The guidance, which impacts acquisitions, disposals, goodwill and consolidation, provides a framework to determine when an integrated set of assets and activities is considered a business. The guidance is effective December 15, 2017, and early adoption is permitted. We adopted this guidance in the first quarter of 2017. This implementation did not have an effect on our condensed consolidated financial statements or related disclosures.

Issued and Not Yet Adopted

In March 2016, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations within the new revenue recognition guidance by clarifying the indicators. This guidance updates the revenue recognition guidance issued in May 2014, Revenue from Contracts with Customers. In May 2014, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in GAAP. The guidance is effective January 1, 2018, and early adoption is permitted. We have partially completed our assessment of the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures, including identifying new processes and controls to support our revenue recognition under the new guidance. As a result of our assessment, we are tentatively planning on applying the modified retrospective method of adoption for this guidance. We have completed our assessment of the distribution revenue stream related to our top customers and concluded that it will be treated primarily as a license of intellectual property. As a result, we do not expect a material impact on the amount or timing of revenue recognized as a result of the adoption of this guidance. We expect the remainder of our assessment and the resulting changes to our processes and controls to be completed by late 2017.

In February 2016, the FASB issued new accounting guidance related to leases, Leases, which requires the recognition of an asset and liability arising from leasing arrangements for leases extending beyond an initial period of twelve months. The guidance will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective January 1, 2019, and early adoption is permitted. We have partially completed our evaluation of the new guidance to determine the impact it will have on our condensed consolidated financial statements and related disclosures, including identifying new processes and controls to support our lease accounting under the new guidance. We expect the remainder of our assessment and the resulting changes to our processes and controls to be completed by late 2017.

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

The following table presents information about basic and diluted weighted average shares outstanding:

	Three months ended June 30,		Six months ended June 30,
( in thousands )	2017	2016	2017	2016
Basic weighted average shares outstanding	130,233	129,562	130,079	129,434
Effect of dilutive securities:
Unvested share units and shares held by employees	319	230	299	212
Stock options held by employees and directors	332	349	412	325
Diluted weighted average shares outstanding	130,884	130,141	130,790	129,971
Anti-dilutive share awards	694	881	486	1,296

For both the three and six months ended June 30, 2017 and June 30, 2016, the anti-dilutive share-based awards were not included in the computation of diluted weighted average shares outstanding.

4.	Employee Termination Program

Reorganization

During the fourth quarter of 2015, we executed the reorganization (the “Reorganization”) and committed to undertaking activities intended to streamline and integrate the management of our domestic networks, creating a cohesive and holistic organization. Our operating results reflect a very small impact for the three and six months ended June 30, 2017 and include expense of $3.9 million and $11.2 million for the three and six months ended June 30, 2016, respectively. The $3.9 million of expense for the three months ended June 31, 2016 was classified as $2.6 million of selling, general and administrative and $1.3 million of cost of services, while the $11.2 million of expense for the six months ended June 31, 2016 was classified as $8.2 million of selling, general and administrative and $3.0 million of cost of services. As a result of the Reorganization, net income attributable to SNI was reduced by $2.4 million and $6.9 million for the three and six months ended June 30, 2016, respectively. The Reorganization was completed in the first quarter of 2017.

A rollforward of the liability related to the Reorganization charges by segment is as follows:

	June 30, 2017
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2016	$1,955	$-	$1,585	$3,540
Net accruals	(142)	-	39	(103)
Payments	(1,813)	-	(1,624)	(3,437)
Liability as of June 30, 2017	$-	$-	$-	$-

	June 30, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2015	$3,258	$-	$8	$3,266
Net accruals	7,467	-	3,740	11,207
Payments	(8,537)	-	(2,617)	(11,154)
Non-cash (a )	(422)	-	(1,131)	(1,553)
Liability as of June 30, 2016	$1,766	$-	$-	$1,766
(a) Primarily represents the reclassification of current period charges for share-based compensation.

The liability for the Reorganization is included within accrued liabilities on our 2016 condensed consolidated balance sheets.

5.	Fair Value Measurement

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

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

There have been no transfers of assets or liabilities between the fair value measurement classifications during the periods presented.

Recurring Measurements

	June 30, 2017
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,637	$19,637	$-	$-
Total	$19,637	$19,637	$-	$-

	December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$658	$658	$-	$-
Total	$658	$658	$-	$-

Other Financial Instruments

The carrying values of our financial instruments do not materially differ from their estimated fair values as of June 30, 2017 and December 31, 2016, except for debt, which is disclosed in Note 9 – Debt, and certain mutual funds held as part of our executive deferred compensation plan, which are disclosed in Note 10 – Employee Benefit Plans.

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

6.	Investments and Acquisitions

Investments

Investments consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Equity method investments	$647,139	$641,327
Cost method investments	76,601	58,154
Total investments	$723,740	$699,481

Investments accounted for using the equity method include the following:

	June 30, 2017	December 31, 2016
UKTV	50.0%	50.0%
HGTV Magazine	50.0%	50.0%
Food Network Magazine	50.0%	50.0%
Everytap	40.0%	40.0%
HGTV Canada	33.0%	33.0%
nC+	32.0%	32.0%
Food Canada	29.0%	29.0%
Cooking Channel Canada	29.0%	29.0%
Onet	-	25.0%

UKTV

UKTV receives financing through a loan (the “UKTV Loan”) provided by us. The UKTV Loan is reported within other non-current assets on our condensed consolidated balance sheets and totaled $98.6 million and $93.9 million as of June 30, 2017 and December 31, 2016, respectively. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner, BBC Worldwide Limited (the “BBC”), in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, BBC maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of BBC. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and, therefore, account for the investment under the equity method of accounting. The Company’s investment in UKTV totaled $311.3 million and $305.1 million as of June 30, 2017 and December 31, 2016, respectively.

A portion of the purchase price from our 50.0 percent investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces the equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $9.3 million and $13.1 million proportionate share of UKTV’s results for the three months ended June 30, 2017 and June 30, 2016, respectively, which were reduced by amortization of $3.0 million and $3.4 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Equity in earnings of affiliates includes our $21.5 million and $24.0 million proportionate share of UKTV’s results for the six months ended June 30, 2017 and June 30, 2016, respectively, which were reduced by amortization of $6.0 million and $6.8 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Amortization that reduces the Company’s equity in UKTV’s earnings for future periods is expected to be as follows:

( in thousands )	Estimated Amortization*
Remainder of 2017	$6,302
2018	$12,700
2019	$12,891
2020	$12,986
2021	$11,865
Thereafter	$82,875
* The functional currency of UKTV is the British Pound ("GBP"), so these amounts are subject to change as the GBP to U.S. Dollar ("USD") exchange rate fluctuates.

nC+

The Company, through its ownership of TVN, has an investment in nC+. A portion of the purchase price from our 32.0 percent investment in nC+ was attributed to amortizable intangible assets, which are included in the carrying value of our nC+ investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in nC+ reduces the equity in earnings we recognize from our nC+ investment. Accordingly, equity in earnings of affiliates includes our $5.7 million and $2.3 million proportionate share of nC+’s results for the three months ended June 30, 2017 and June 30, 2016, respectively.

Amortization that reduces the Company’s equity in nC+’s earnings for future periods is expected to be as follows:

( in thousands )	Estimated Amortization*
Remainder of 2017	$2,186
2018	$4,122
2019	$4,122
2020	$4,122
2021	$4,122
Thereafter	$23,644
* The functional currency of nC+ is the Polish Zloty ("PLN"), so these amounts are subject to change as the PLN to USD exchange rate fluctuates.

In May 2017, the Company invested $7.0 million in Philo, a cutting-edge campus television solution providing access to students on devices that expand beyond traditional cable systems. In June 2017, the Company invested $10.0 million in fuboTV, Inc., a sports-centric internet television streaming service with popular live sports and entertainment content providing access via multiple devices. These investments were both accounted for under the cost method of accounting.

In February 2016, the Company sold its 7.3 percent equity interest in Fox-BRV Southern Sports Holdings (“Fox Sports South”) to the controlling interest holder for $225.0 million upon the exercise of the Company’s put right. The sale of this ownership interest resulted in a gain of $208.2 million for the six months ended June 30, 2016, which is recorded in gain (loss) on sale of investments in our condensed consolidated statements of operations and as a gain on sale of investments within operating activities in our condensed consolidated statements of cash flows. The $225.0 million of cash received from the sale of Fox Sports is included in sale of investments within investing activities in our condensed consolidated statements of cash flows. Further, the gain on sale resulted in tax expense of approximately $73.7 million for the six months ended June 30, 2016.

In April 2017, we completed the exercise of our put right and sold our 25.0 percent interest in Onet to the controlling interest holder for PLN 185.0 million. The sale of this ownership interest resulted in a gain of $1.4 million for the three and six months ended June 30, 2017, which is recorded in gain (loss) on sale of investments in our condensed consolidated statements of operations and as a gain on sale of investments within operating activities in our condensed consolidated statements of cash flows. The $48.2 million of cash received from the sale of Onet is included in sale of investments within investing activities in our condensed consolidated statements of cash flows.

Acquisitions

In May 2017, we acquired Spoon Media, Inc (“Spoon”)., a campus-oriented food resource for millennials, for $11.5 million in cash, which is included in purchase of subsidiary companies, net of cash acquired within investing activities in our condensed consolidated statements of cash flows. As a result of the acquisition we recorded $10.3 million of goodwill.

7.	Goodwill and Intangible Assets

Goodwill consisted of the following:

	June 30, 2017
(in thousands)	Gross	Accumulated Impairments (1)	Net
Goodwill	$1,858,778	$(102,264)	$1,756,514
(1) All accumulated impairments to goodwill are within International Networks.
	December 31, 2016
(in thousands)	Gross	Accumulated Impairments (1)	Net
Goodwill	$1,744,433	$(102,264)	$1,642,169
(1) All accumulated impairments to goodwill are within International Networks.

Activity related to goodwill by business segment consisted of the following:

(in thousands) Goodwill	U.S. Networks	International Networks	Corporate and Other	Total
December 31, 2016	$510,484	$1,131,685	$-	$1,642,169
Additions - business acquisitions	10,320	-	-	10,320
Foreign currency translation adjustment	-	104,025	-	104,025
June 30, 2017	$520,804	$1,235,710	$-	$1,756,514

Intangible assets consisted of the following:

(in thousands)	June 30, 2017
Intangible assets	Gross	Accumulated Amortization	Net
Acquired network distribution rights	$739,868	$(256,978)	$482,890
Customer and advertiser lists	224,804	(104,938)	119,866
Copyrights and other tradenames	400,816	(79,824)	320,992
Broadcast licenses	129,570	(11,986)	117,584
Acquired rights and other	120,550	(39,559)	80,991
Total	$1,615,608	$(493,285)	$1,122,323

(in thousands)	December 31, 2016
Intangible assets	Gross	Accumulated Amortization	Net
Acquired network distribution rights	$717,834	$(232,856)	$484,978
Customer and advertiser lists	209,314	(93,232)	116,082
Copyrights and other tradenames	362,236	(61,286)	300,950
Broadcast licenses	114,832	(7,861)	106,971
Acquired rights and other	119,885	(36,184)	83,701
Total	$1,524,101	$(431,419)	$1,092,682

Amortization expense associated with intangible assets for future periods is expected to be as follows:

( in thousands )	Estimated Amortization *
Remainder of 2017	$52,003
2018	$95,774
2019	$92,109
2020	$88,339
2021	$85,713
Thereafter	$708,385

* The functional currency of certain foreign subsidiaries differs from the USD, so these amounts are subject to change as exchange rates fluctuate.

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Rent	$17,523	$19,899
Advertising rebates	17,609	15,966
Marketing and advertising	14,311	14,385
Interest	6,528	6,644
Taxes payable	4,425	456
Other accrued expenses	73,975	95,130
Total accrued liabilities	$134,371	$152,480

9.	Debt

Debt consisted of the following:

		June 30, 2017
(in thousands)	Maturity	Gross	Unamortized Debt Issuance Costs	Net Carrying Amount
Amended Revolving Credit Facility	2019 - 2020	500,000	$-	500,000
2.75% Senior Notes	2019	499,157	(1,750)	497,407
2.80% Senior Notes	2020	598,807	(2,884)	595,923
3.50% Senior Notes	2022	399,129	(2,700)	396,429
3.90% Senior Notes	2024	497,292	(2,933)	494,359
3.95% Senior Notes	2025	499,248	(3,637)	495,611
Total debt		2,993,633	(13,904)	2,979,729
Current portion of debt		-	-	-
Debt (less current portion)		$2,993,633	$(13,904)	$2,979,729
Fair value of debt *				$3,057,709

		December 31, 2016
(in thousands)	Maturity	Gross	Unamortized Debt Issuance Costs	Net Carrying Amount
Amended Revolving Credit Facility	2019 - 2020	475,000	$-	475,000
Term Loan	2017	250,000	(68)	249,932
2.75% Senior Notes	2019	498,979	(2,124)	496,855
2.80% Senior Notes	2020	598,602	(3,378)	595,224
3.50% Senior Notes	2022	399,040	(2,975)	396,065
3.90% Senior Notes	2024	497,110	(3,133)	493,977
3.95% Senior Notes	2025	499,200	(3,867)	495,333
Total debt		3,217,931	(15,545)	3,202,386
Current portion of debt		(250,000)	68	(249,932)
Debt (less current portion)		$2,967,931	$(15,477)	$2,952,454
Fair value of debt *				$3,254,862

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

The Company had outstanding borrowings under the Amended Credit Facility of $500.0 million and $475.0 million as of June 30, 2017 and December 31, 2016, respectively. Interest was calculated at a rate of approximately 2.15% and 1.54% for the three months ended June 30, 2017 and June 30, 2016, respectively. Interest was calculated at a rate of approximately 2.01% and 1.53% for the six months ended June 30, 2017 and June 30, 2016, respectively. Outstanding letters of credit under the Amended Revolving Credit Facility totaled $0.8 million and $0.8 million as of June 30, 2017 and December 31, 2016, respectively.

Term Loan

In June 2015, we entered into a $250.0 million senior unsecured Term Loan (the “Term Loan”) agreement. The Term Loan had a maturity date of June 2017, with outstanding borrowings incurring interest at LIBOR plus a range of 62.5 to 137.5 basis points, subject to the Company’s credit ratings. The weighted average interest rate on the Term Loan was 2.09% and 1.53% for the three months ended June 30, 2017 and June 30, 2016, respectively. The weighted average interest rate on the Term Loan was 1.98% and 1.52% for the six months ended June 30, 2017 and June 30, 2016, respectively. The Term Loan was repaid in accordance with its terms in the second quarter of 2017 and is classified within current portion of debt on our 2016 condensed consolidated balance sheet.

Debt Issuance Costs

Amounts capitalized and included as a reduction against debt on our condensed consolidated balance sheets included $13.9 million and $15.5 million of debt issuance costs as of June 30, 2017 and December 31, 2016, respectively. Debt issuance costs of $0.9 million and $1.1 million related to the Amended Credit Facility are included within other non-current assets on our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. We amortized $1.3 million and $2.5 million of debt issuance and debt discount costs within interest expense in our condensed consolidated statements of operations for the three and six months ended June 30, 2017, respectively. We amortized $ 1.9 million and $3.6 million of debt issuance and debt discount costs within interest expense in our condensed consolidated statements of operations for the three and six months ended June 30, 2016, respectively.

Debt Covenants

The Amended Revolving Credit Facility and all of our Senior Notes include certain affirmative and negative covenants, including limitations on the incurrence of additional indebtedness and maintenance of a maximum leverage ratio.

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

The measurement date used for the Pension Plan and SERP is December 31. The expense components consisted of the following:

	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
(in thousands)	2017	2016	2017	2016
Interest cost	$827	$776	$409	$433
Expected return on plan assets, net of expenses	(1,002)	(822)	-	-
Amortization of net loss	765	530	607	516
Total	$590	$484	$1,016	$949

	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Interest cost	$1,654	$1,552	$818	$866
Expected return on plan assets, net of expenses	(2,004)	(1,644)	-	-
Amortization of net loss	1,530	1,060	1,215	1,032
Total	$1,180	$968	$2,033	$1,898

We made contributions of $0.5 million to fund the Pension Plan during the three months ended June 30, 2017 and did not make any contributions during the three months ended June 30, 2016. We made contributions of $0.5 million and $10.0 million to fund the Pension Plan during the six months ended June 30, 2017 and June 30, 2016, respectively We anticipate contributing $1.0 million to fund the Pension Plan during the remainder of 2017.

We made $0.1 million and $0.1 million in SERP benefit payments for the three months ended June 30, 2017 and June 30, 2016 respectively. We made $0.4 million and $1.8 million in SERP benefit payments for the six months ended June 30, 2017 and June 30, 2016 respectively. We anticipate making an additional $6.1 million in SERP benefit payments during the remainder of 2017.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan (“Deferred Compensation Plan”) that is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their annual base compensation and/or bonus. The Deferred Compensation Plan is an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We use corporate-owned life insurance contracts held in a rabbi trust to support the plan. We had investments within this rabbi trust valued at $48.7 million as of June 30, 2017, including $36.8 million of cash surrender value of Company-owned life insurance contracts and $11.9 million held in mutual funds. We had investments within this rabbi trust valued at $45.0 million as of December 31, 2016, including $34.4 million of cash surrender value of Company-owned life insurance contracts and $10.6 million held in mutual funds. These mutual funds are valued using Level 1 and Level 2 inputs. These instruments are included within other non-current assets on our condensed consolidated balance sheets. Gains or losses related to these insurance contracts and mutual fund investments are included within miscellaneous, net in our condensed consolidated statements of operations. The unsecured obligation to pay the deferred compensation totaled $62.1 million and $48.7 million as of June 30, 2017 and December 31, 2016, respectively. The long-term portion of the unsecured obligation totaled $59.8 million and $47.0 million as of June 30, 2017 and December 31, 2016, respectively, and is included within other non-current liabilities on our condensed consolidated balance sheets. The short-term portion of the unsecured obligation to pay totaled $2.3 million and $1.7 million as of June 30, 2017 and December 31, 2016, respectively, and is included within accrued liabilities on our condensed consolidated balance sheets.

11.	Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	As of
(in thousands)	June 30, 2017	December 31, 2016
Pension and post-employment benefits	$82,615	$82,734
Deferred compensation	59,798	47,008
Uncertain tax positions	159,365	151,821
Other	17,958	21,318
Other non-current liabilities	$319,736	$302,881

12.	Derivative Financial Instruments

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

The free-standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges. Changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in functional currency value of foreign currency denominated assets and liabilities. The gross notional amount of these contracts outstanding was zero as of June 30, 2017 and December 31, 2016, respectively. The cash flow settlements from these derivative contracts are primarily reported within investing activities in the condensed consolidated statements of cash flows.

We recognized $3.7 million and $6.0 million of net losses from derivatives for the three and six months ended June 30, 2017, respectively, and $8.2 million and $11.0 million of net gains from derivatives for the three and six months ended June 30, 2016, respectively, which are included within (loss) gain on derivatives in the condensed consolidated statements of operations. Additionally, we recorded foreign currency transaction net gains of $31.3 million and $61.0 million for the three and six months ended June 30, 2017, respectively, and foreign currency transaction net losses of $23.3 million and $14.4 million for the three and six months ended June 30, 2016, respectively, which are included within miscellaneous, net in our condensed consolidated statements of operations.

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

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing Level 3 inputs:

	June 30,
(in thousands)	2017	2016
Beginning period balance	$-	$99,000
Net income	-	2,162
Fair value adjustments	-	(2,162)
Purchase of non-controlling interest	-	(99,000)
Ending period balance	$-	$-

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

We satisfy stock option exercises and vested stock awards with newly-issued shares. Shares available for future share compensation grants totaled 6.3 million at June 30, 2017.

During the six months ended June 30, 2017, the Company granted 0.4 million RSUs, including PBRSUs, under the 2015 Amended LTI Plan. During the six months ended June 30, 2016, the Company granted 0.6 million stock options and 0.4 million RSUs, including PBRSUs. The number of shares ultimately issued for PBRSUs will depend upon performance compared to specified metrics. The fair values for stock options are estimated on the grant date using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

Share-based compensation was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Stock options	$324	$1,540	$604	$6,335
RSUs and PBRSUs	7,162	5,430	26,994	18,344
Total share-based compensation	$7,486	$6,970	$27,598	$24,679

Unrecognized share-based compensation expense was as follows as of June 30, 2017:

(in thousands)	Amount	Weighted-Average Period
Stock options	$1,002	1.1 years
RSUs and PBRSUs	30,676	2.0 years
Total unrecognized share-based compensation	$31,678

Share Repurchase Programs

We have share repurchase programs (“Repurchase Programs”) authorized by the Board that permit us to acquire the Company’s Class A Common Shares. We did not repurchase any shares during the six months ended June 30, 2017 and June 30, 2016, respectively.

As of June 30, 2017, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. All shares repurchased under the Repurchase Programs are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

15.	Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following:

	Three months ended June 30, 2017			Three months ended June 30, 2016
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income
Beginning period balance	$(258,251)	$(38,120)	$(296,371)	$(57,421)	$(31,328)	$(88,749)
Other comprehensive (loss) before reclassifications	151,623	—	151,623	(122,251)	—	(122,251)
Amounts reclassified from AOCI	—	1,395	1,395	—	666	666
Net current-period other comprehensive (loss)	151,623	1,395	153,018	(122,251)	666	(121,585)
Ending period balance	$(106,628)	$(36,725)	$(143,353)	$(179,672)	$(30,662)	$(210,334)

	Six months ended June 30, 2017			Six months ended June 30, 2016
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income
Beginning period balance	$(324,708)	$(38,993)	$(363,701)	$(98,239)	$(31,994)	$(130,233)
Other comprehensive (loss) income before reclassifications	218,080	—	218,080	(81,433)	—	(81,433)
Amounts reclassified from AOCI	—	2,268	2,268	—	1,332	1,332
Net current-period other comprehensive (loss) income	218,080	2,268	220,348	(81,433)	1,332	(80,101)
Ending period balance	$(106,628)	$(36,725)	$(143,353)	$(179,672)	$(30,662)	$(210,334)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for Pension Plan and SERP liability adjustments relate to the amortization of actuarial losses. These amounts are included within selling, general and administrative in our condensed consolidated statements of operations and totaled $1.4 million and $2.8 million for the three and six months ended June 30, 2017, respectively and $1.0 million and $2.0 million for the three and six months ended June 30, 2016, respectively (see Note 10 - Employee Benefit Plans).

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

Intersegment revenue eliminations are included in Corporate and Other and totaled $7.3 million and $14.5 million for the three and six months ended June 30, 2017, respectively, and $6.5 million and $13.1 million for the three and six months ended June 30, 2016, respectively.

Our Chief Operating Decision Maker (“CODM”), whom we have identified as our Chief Executive Officer (“CEO”), evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we refer to as segment profit (loss). Segment profit (loss) is defined as income (loss) from operations before income taxes excluding depreciation, amortization, goodwill write-downs, interest expense, equity in earnings of affiliates, gain (loss) on derivatives, gain (loss) on sale of investments and other miscellaneous non-operating expenses which are included in net income (loss) determined in accordance with GAAP.

Information regarding our segments is as follows:

	Three months ended June 30, 2017
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$552,652	$110,382	$—	$663,034
Distribution	211,902	27,783	—	239,685
Other	14,489	15,097	(7,259)	22,327
Total operating revenues	779,043	153,262	(7,259)	925,046
Cost of services, excluding depreciation and amortization	222,790	83,335	(6,274)	299,851
Selling, general and administrative	157,531	31,147	23,719	212,397
Segment profit (loss)	398,722	38,780	(24,704)	412,798
Depreciation	9,961	3,045	654	13,660
Amortization	9,994	15,064	—	25,058
Operating income (loss)	378,767	20,671	(25,358)	374,080
Interest (expense) income, net	(144)	206	(24,265)	(24,203)
Equity in earnings of affiliates	7,846	13,128	—	20,974
Loss on derivatives	—	—	(3,672)	(3,672)
Gain on sale of investments	—	1,416	—	1,416
Miscellaneous, net	3,481	7,896	20,804	32,181
Income (loss) from operations before income taxes	$389,950	$43,317	$(32,491)	$400,776

Additions to property and equipment:	$13,212	$7,100	$—	$20,312

	Three months ended June 30, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$540,979	$105,669	$—	$646,648
Distribution	196,073	27,378	(5)	223,446
Other	15,269	13,997	(6,589)	22,677
Total operating revenues	752,321	147,044	(6,594)	892,771
Cost of services, excluding depreciation and amortization	211,040	80,666	(4,707)	286,999
Selling, general and administrative	140,142	29,009	21,982	191,133
Segment profit (loss)	401,139	37,369	(23,869)	414,639
Depreciation	12,716	3,114	259	16,089
Amortization	10,022	15,632	—	25,654
Operating income (loss)	378,401	18,623	(24,128)	372,896
Interest expense, net	(69)	(7,076)	(26,030)	(33,175)
Equity in earnings of affiliates	9,014	12,698	—	21,712
Gain on derivatives	—	—	8,267	8,267
Loss on sale of investments	(16,373)	—	—	(16,373)
Miscellaneous, net	18,952	23,823	(64,447)	(21,672)
Income (loss) from operations before income taxes	$389,925	$48,068	$(106,338)	$331,655

Additions to property and equipment:	$8,567	$4,385	$—	$12,952

	Six months ended June 30, 2017
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$1,064,707	$195,042	$—	$1,259,749
Distribution	423,042	55,023	—	478,065
Other	28,183	28,722	(14,553)	42,352
Total operating revenues	1,515,932	278,787	(14,553)	1,780,166
Cost of services, excluding depreciation and amortization	428,112	162,669	(11,891)	578,890
Selling, general and administrative	305,524	61,828	52,415	419,767
Segment profit (loss)	782,296	54,290	(55,077)	781,509
Depreciation	21,460	5,917	1,243	28,620
Amortization	19,912	29,343	—	49,255
Operating income (loss)	740,924	19,030	(56,320)	703,634
Interest (expense) income, net	(264)	353	(48,544)	(48,455)
Equity in earnings of affiliates	13,089	28,334	—	41,423
Loss on derivatives	—	—	(6,008)	(6,008)
Gain on sale of investments	—	1,416	—	1,416
Miscellaneous, net	5,964	27,799	25,958	59,721
Income (loss) from operations before income taxes	$759,713	$76,932	$(84,914)	$751,731

Additions to property and equipment:	$25,468	$14,447	$5,844	$45,759

	Six months ended June 30, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$1,028,264	$190,239	$—	$1,218,503
Distribution	398,169	53,350	(5)	451,514
Other	28,083	24,793	(13,244)	39,632
Total operating revenues	1,454,516	268,382	(13,249)	1,709,649
Cost of services, excluding depreciation and amortization	414,399	161,724	(9,457)	566,666
Selling, general and administrative	279,481	59,500	50,973	389,954
Segment profit (loss)	760,636	47,158	(54,765)	753,029
Depreciation	26,911	5,955	520	33,386
Amortization	20,043	36,673	—	56,716
Operating income (loss)	713,682	4,530	(55,285)	662,927
Interest expense, net	(86)	(13,943)	(52,891)	(66,920)
Equity in earnings of affiliates	16,746	30,644	—	47,390
Gain on derivatives	—	—	11,033	11,033
Gain on sale of investments	191,824	—	—	191,824
Miscellaneous, net	22,440	54,880	(92,926)	(15,606)
Income (loss) from operations before income taxes	$944,606	$76,111	$(190,069)	$830,648

Additions to property and equipment:	$17,238	$7,059	$—	$24,297

	Three months ended June 30,
(in thousands)	2017	2016
Operating revenues by geographic location:
United States	$782,550	$755,427
Poland	123,938	120,095
Other International	18,558	17,249
Total operating revenues	$925,046	$892,771

	Six months ended June 30,
(in thousands)	2017	2016
Operating revenues by geographic location:
United States	$1,520,644	$1,457,315
Poland	223,222	217,853
Other International	36,300	34,481
Total operating revenues	$1,780,166	$1,709,649

(in thousands)	June 30, 2017	December 31, 2016
Long-lived assets by geographic location:
United States	$1,821,665	$1,809,919
Poland	2,359,587	2,172,743
Other International	389,153	384,242
Total long-lived assets	$4,570,405	$4,366,904

(in thousands)	June 30, 2017	December 31, 2016
Assets by segment:
U.S. Networks	$2,904,340	$2,800,137
International Networks	3,257,923	2,991,607
Corporate and Other	354,306	408,550
Total assets	$6,516,569	$6,200,294

No single customer provides more than 10.0 percent of our revenues.

Assets held by our businesses and physically located outside of the United States totaled $3,224.1 million and $2,955.8 million at June 30, 2017 and December 31, 2016, respectively.

17. Subsequent Events

On July 30, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Discovery Communications, Inc., (“Discovery”) and Skylight Merger Sub, Inc., a wholly-owned subsidiary of Discovery (“Merger Sub”) pursuant to which Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Discovery (the “Merger”). The transaction reflects a total enterprise value for the Company of approximately $14.6 billion.

Subject to the terms and conditions set forth in the Merger Agreement, including the collar mechanism described below, holders of the Company’s Class A Common Shares and Common Voting Shares, collectively the “SNI Shares” will receive $63.00 in cash and $27.00 (based on Discovery’s July 21, 2017 closing price) in Discovery’s Series C Common Shares (“Series C Shares”) for each SNI Share, (the “Merger Consideration”).

The stock portion of the Merger Consideration will be subject to a collar based on the volume weighted average price of Discovery’s Series C Shares measured cumulatively over the 15 trading days ending on the third trading day prior to closing (the “Average Discovery Price”). Holders of SNI Shares will receive 1.2096 Series C Shares if the Average Discovery Price is less than $22.32, and 0.9408 Series C Shares if the Average Discovery Price is greater than $28.70. If the Average Discovery Price is greater than or equal to $22.32 but less than or equal to $28.70, holders of SNI Shares will receive a number of Series C Shares between 1.2096 and 0.9408 equal to $27.00 in value. If the Average Discovery Price is between $22.32 and $25.51, Discovery has the option to pay additional cash instead of issuing more shares.

The Merger was approved unanimously by the Board of Directors of SNI and unanimously among those voting by the Board of Directors of Discovery and is subject to review by regulatory authorities in the U.S. and other jurisdictions. The transaction is expected to close in the first quarter of 2018. The full terms of the agreement are included in the Merger Agreement dated July 30, 2017, which was included as Exhibit 2.1 to the Form 8-K filed with the SEC on July 31, 2017.

In connection with the Merger Agreement, we have made certain representations, warranties and covenants, including, among other things, customary covenants to conduct business in the ordinary course consistent with past practice and to refrain from taking specified actions without Discovery’s consent during the period prior to closing.

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

The Company has two reportable segments: U.S. Networks and International Networks.

The growth of our international business, through acquisition and joint ventures, as well as organically, has been and continues to be, a strategic priority for the Company. In the second quarter of 2017, we launched Food Network as a free-to-air channel in Italy. In the first quarter of 2017, we launched HGTV in Poland, expanding the reach of our brand internationally. During the fourth quarter of 2016, Cooking Channel launched in Canada in partnership with Corus Entertainment, marking the first time this network was made available outside the United States and Caribbean. Also in the fourth quarter of 2016, we launched HGTV in the Middle East and North Africa. In the second quarter of 2016, HGTV launched as a free-to-air channel in New Zealand in partnership with Top TV and Blue Ant Media. During 2015, we acquired TVN, a Polish media company, which operates a portfolio of 13 free-to-air and pay-TV lifestyle and entertainment networks. Also in 2015, we expanded distribution of Travel Channel as a 24/7 free-to-air channel in the UK; expanded distribution of Food Network across Latin America and HGTV in APAC; launched Food Network in Australia in partnership with SBS; and secured a large volume output deal with Nine in Australia to launch Food Network and HGTV-branded programming blocks on newly-launched 9LIFE, Australia’s first free-to-air lifestyle network.

Consolidated operating revenues increased $32.3 million, or 3.6 percent, while consolidated income from operations before income taxes increased $69.1 million, or 20.8 percent, for the three months ended June 30, 2017 compared with the same period in 2016, primarily driven by a $54.6 million increase in foreign currency transaction net gains, which are included in miscellaneous, net, a $9.0 million decrease in interest expense, net, as a result of debt repayment in 2016 and a $1.4 million gain on sale of investments in the second quarter of 2017 compared with a $16.4 million loss on sale of investments in the second quarter of 2016.

Consolidated operating revenues increased $70.5 million, or 4.1 percent, while consolidated income from operations before income taxes decreased $78.9 million, or 9.5 percent, for the six months ended June 30, 2017 compared with the same period in 2016, primarily driven by the $191.8 million gain on sale of investments in 2016, partially offset by the aforementioned increase in consolidated operating revenues, a $75.4 million increase in foreign currency transaction net gains, which are included within other miscellaneous, net and an $18.5 million decrease in interest expense, net, as a result of debt repayments in 2016.

U.S. Networks continues to account for the majority of the Company’s performance. U.S. Networks generated operating revenues of $779.0 million, representing 84.2 percent of consolidated operating revenues, for the three months ended June 30, 2017 compared with $752.3 million, representing 84.3 percent of consolidated operating revenues, for the three months ended June 30, 2016. U.S. Networks generated operating revenues of $1,515.9 million, representing 85.2 percent of consolidated operating revenues, for the six months ended June 30, 2017 compared with $1,454.5 million, representing 85.1 percent of consolidated operating revenues, for the six months ended June 30, 2016.

International Networks generated operating revenues of $153.3 million, representing 16.6 percent of consolidated operating revenues, for the three months ended June 30, 2017 compared with $147.0 million, representing 16.5 percent of consolidated operating revenues, for the three months ended June 30, 2016. International Networks generated operating revenues of $278.8 million, representing 15.7 percent of consolidated operating revenues, for the six months ended June 30, 2017 compared with $268.4 million, representing 15.7 percent of consolidated operating revenues, for the six months ended June 30, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect amounts and related disclosures reported in the condensed consolidated financial statements and accompanying footnotes, including the selection of appropriate accounting principles that reflect the economic substance of the underlying transactions and assumptions on which to base accounting estimates. In reaching such decisions, judgment is applied based on analysis of the relevant circumstances, including historical experience, actuarial studies and other assumptions. We are committed to incorporating accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in our condensed consolidated financial statements.

Note 2- Summary of Significant Accounting Policies to the consolidated financial statements included in the 2016 Form 10-K describes the significant accounting policies we have selected for use in the preparation of our condensed consolidated financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for programs and program licenses, acquisitions, goodwill, finite-lived intangible assets, income taxes and revenue recognition to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K. We adopted four accounting standard updates during the six months ended June 30, 2017 (see Note 2 – Accounting Standards Updates).

RESULTS OF OPERATIONS

Consolidated Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Three months ended June 30,
( in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$663,034	$646,648	$16,386	2.5%
Distribution	239,685	223,446	16,239	7.3%
Other	22,327	22,677	(350)	(1.5)%
Total operating revenues	925,046	892,771	32,275	3.6%
Operating expenses:
Cost of services, excluding depreciation and amortization	299,851	286,999	(12,852)	(4.5)%
Selling, general and administrative	212,397	191,133	(21,264)	(11.1)%
Depreciation	13,660	16,089	2,429	15.1%
Amortization	25,058	25,654	596	2.3%
Total operating expenses	550,966	519,875	(31,091)	(6.0)%
Operating income	374,080	372,896	1,184	0.3%
Interest expense, net	(24,203)	(33,175)	8,972	27.0%
Equity in earnings of affiliates	20,974	21,712	(738)	(3.4)%
(Loss) gain on derivatives	(3,672)	8,267	(11,939)	(144.4)%
Gain (loss) on sale of investments	1,416	(16,373)	17,789	108.6%
Miscellaneous, net	32,181	(21,672)	53,853	248.5%
Income from operations before income taxes	400,776	331,655	69,121	20.8%
Provision for income taxes	115,099	98,303	(16,796)	(17.1)%
Net income	285,677	233,352	52,325	22.4%
Less: net income attributable to non-controlling interests	(51,602)	(48,744)	(2,858)	(5.9)%
Net income attributable to SNI	$234,075	$184,608	$49,467	26.8%

Consolidated total operating revenues increased $32.3 million, or 3.6 percent, for the three months ended June 30, 2017 compared with the same period in 2016, with growth in both advertising sales and distribution fees.

Consolidated advertising sales increased $16.4 million, or 2.5 percent, for the three months ended June 30, 2017 compared with the respective period in 2016, primarily driven by strong pricing in the U.S. market, partially offset by impressions delivered. Advertising sales are affected by the strength of advertising markets and general economic conditions and fluctuate based on the success of our programming, as measured by viewership, and seasonality. The amount of advertising sales we earn is a function of pricing negotiated with advertisers, number of advertising spots sold and impressions delivered. Consolidated advertising sales represented 71.7 percent and 72.4 percent of consolidated total operating revenues during the three months ended June 30, 2017 and June 30, 2016, respectively.

Consolidated advertising sales growth was supplemented by a $16.2 million, or 7.3 percent, increase in consolidated distribution fees for the three months ended June 30, 2017 compared with the respective period in 2016, primarily driven by negotiated contractual rate increases, and, to a lesser extent, revenues generated by over-the-top and non-linear distribution platforms, partially offset by a decrease in the number of subscribers receiving our networks. Distribution agreements with cable and satellite distributors and telecommunication service providers require distributors to pay us fees over the terms of the agreements in exchange for certain rights to distribute our content. The revenues earned from our distribution agreements depend on the rates negotiated in the agreements and the number of subscribers that receive our networks. Consolidated distribution fees represented 25.9 percent and 25.0 percent of consolidated total operating revenues during the three months ended June 30, 2017 and June 30, 2016, respectively.

Cost of services, which consists of program amortization and the costs associated with distributing our content, increased $12.9 million, or 4.5 percent, for the three months ended June 30, 2017 compared with the respective period in 2016. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, increased $14.6 million, or 6.6 percent, for the three months ended June 30, 2017 compared with the same period in 2016 and represented 43.1 percent and 42.8 percent of consolidated total operating expenses during the three months ended June 30, 2017 and June 30, 2016, respectively. Cost of services included $1.3 million of Reorganization costs incurred during the three months ended June 30, 2016.

Selling, general and administrative, which primarily consists of employee costs, marketing and advertising expenses, administrative costs and costs of facilities, increased $21.3 million, or 11.1 percent, for the three months ended June 30, 2017 compared with the respective period in 2016, primarily driven by marketing and technology expenses. Selling, general and administrative included $2.6 million of Reorganization costs and $0.8 million of TVN transaction and integration expenses incurred during the three months ended June 30, 2016.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest expense, net decreased $9.0 million, or 27.0 percent, for the three months ended June 30, 2017 compared with the same period in 2016 driven by less debt outstanding as of June 30, 2017. Our debt outstanding as of June 30, 2017, included $1,500.0 million of Senior Notes issued in June 2015, comprised of $600.0 million aggregate principal amount of 2.80% Senior Notes due 2020 (the “2020 Notes”), $400.0 million aggregate principal amount of 3.50% Senior Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of 3.95% Senior Notes due 2025 (the “2025 Notes”). Also outstanding as of June 30, 2017, were $500.0 million aggregate principal amount of 2.75% Senior Notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 3.90% Senior Notes due 2024 (the “2024 Notes”), as well as $500.0 million drawn on the Amended Revolving Credit Facility. In addition to what was outstanding as of June 30, 2017, we had $500.0 million aggregate principal amount of Senior Notes due 2016 (the “2016 Notes”), the 7.85% TVN Senior Notes due 2020 (the “2020 TVN Notes”) and the Term Loan outstanding as of June 30, 2016. Interest expense, net also includes interest income of $1.2 million and $1.3 million related to the UKTV Loan for the three months ended June 30, 2017 and 2016, respectively.

Gain (loss) on sale of investments increased $17.8 million for the three months ended June 30, 2017 compared with the same period in 2016, primarily driven by a $16.4 million loss recognized on the sale of our interest in a cost method investment in the second quarter of 2016.

Miscellaneous, net includes foreign currency transaction gains and losses, which totaled $31.3 million of net gains and $23.3 million of net losses for the three months ended June 30, 2017 and June 30, 2016, respectively.

Our effective income tax rate was 28.7 percent for the three months ended June 30, 2017 compared with 29.6 percent for the three months ended June 30, 2016, primarily driven by an increase in tax benefits resulting from differences in the U.S. statutory rate and that of foreign jurisdictions as well as recognition of tax benefits related to certain investments in foreign jurisdictions, partially offset by changes in uncertain tax positions.

Consolidated Results of Operations

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six months ended June 30,
( in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$1,259,749	$1,218,503	$41,246	3.4%
Distribution	478,065	451,514	26,551	5.9%
Other	42,352	39,632	2,720	6.9%
Total operating revenues	1,780,166	1,709,649	70,517	4.1%
Operating expenses:
Cost of services, excluding depreciation and amortization	578,890	566,666	(12,224)	(2.2)%
Selling, general and administrative	419,767	389,954	(29,813)	(7.6)%
Depreciation	28,620	33,386	4,766	14.3%
Amortization	49,255	56,716	7,461	13.2%
Total operating expenses	1,076,532	1,046,722	(29,810)	(2.8)%
Operating income	703,634	662,927	40,707	6.1%
Interest expense, net	(48,455)	(66,920)	18,465	27.6%
Equity in earnings of affiliates	41,423	47,390	(5,967)	(12.6)%
(Loss) gain on derivatives	(6,008)	11,033	(17,041)	(154.5)%
Gain on sale of investments	1,416	191,824	(190,408)	(99.3)%
Miscellaneous, net	59,721	(15,606)	75,327	482.7%
Income from operations before income taxes	751,731	830,648	(78,917)	(9.5)%
Provision for income taxes	216,239	257,350	41,111	16.0%
Net income	535,492	573,298	(37,806)	(6.6)%
Less: net income attributable to non-controlling interests	(101,517)	(97,793)	(3,724)	(3.8)%
Net income attributable to SNI	$433,975	$475,505	$(41,530)	(8.7)%

Consolidated total operating revenues increased $70.5 million, or 4.1 percent, for the six months ended June 30, 2017 compared with the same period in 2016, with growth in both advertising sales and distribution fees.

Consolidated advertising sales increased $41.2 million, or 3.4 percent, for the six months ended June 30, 2017 compared with the respective period in 2016, primarily driven by strong pricing in the U.S. market, partially offset by impressions delivered. Consolidated advertising sales represented 70.8 percent and 71.3 percent of consolidated total operating revenues during the six months ended June 30, 2017 and June 30, 2016, respectively.

Consolidated advertising sales growth was supplemented by a $26.6 million, or 5.9 percent, increase in consolidated distribution fees for the six months ended June 30, 2017 compared with the respective period in 2016, primarily driven by negotiated contractual rate increases, and, to a lesser extent, revenues generated by over-the-top and non-linear distribution platforms, partially offset by a decrease in the number of subscribers receiving our networks. Consolidated distribution fees represented 26.9 percent and 26.4 percent of consolidated total operating revenues during the six months ended June 30, 2017 and June 30, 2016, respectively.

Cost of services, increased $12.2 million, or 2.2 percent, for the six months ended June 30, 2017 compared with the respective period in 2016. Program amortization increased $12.3 million, or 2.8 percent, for the six months ended June 30, 2017 compared with the same period in 2016 and represented 42.2 percent and 42.2 percent of consolidated total operating expenses during the six months ended June 30, 2017 and June 30, 2016, respectively. Cost of services included $3.0 million of Reorganization costs incurred during the six months ended June 30, 2016.

Selling, general and administrative increased $29.8 million, or 7.6 percent, for the six months ended June 30, 2017 compared with the respective period in 2016, primarily driven by marketing and technology expenses. Selling, general and administrative included $8.3 million of Reorganization costs and $2.1 million of TVN transaction and integration expenses incurred during the six months ended June 30, 2016.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest expense, net decreased $18.5 million, or 27.6 percent, for the six months ended June 30, 2017 compared with the same period in 2016 driven by less debt outstanding as of June 30, 2017. Our debt outstanding as of June 30, 2017, included the 2020 Notes, the 2022 Notes and the 2025 Notes. Also outstanding as of June 30, 2017, were the 2019 Notes and the 2024 Notes, as well as $500.0 million drawn on the Amended Revolving Credit Facility. In addition to what was outstanding as of June 30, 2017, we had the 2016 Notes, the 2020 TVN Notes and the Term Loan outstanding as of June 30, 2016. Interest expense, net also includes interest income of $2.3 million and $2.6 million related to the UKTV Loan for the six months ended June 30, 2017 and 2016, respectively.

Gain on sale of investments decreased $190.4 million for the six months ended June 30, 2017 compared with the same period in 2016 primarily due to the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016.

Miscellaneous, net includes foreign currency transaction gains and losses, which totaled $61.0 million of net gains and $14.4 million of net losses for the six months ended June 30, 2017 and June 30, 2016, respectively.

Our effective income tax rate was 28.8 percent for the six months ended June 30, 2017 compared with 31.0 percent for the six months ended June 30, 2016, primarily driven by an increase in tax benefits resulting from differences in the U.S. statutory rate and that of foreign jurisdictions as well as the recognition of tax benefits related to certain investments in foreign jurisdictions, partially offset by changes in uncertain tax positions.

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

Information regarding the operating performance of our business segments, including a reconciliation of consolidated segment profit to income from operations before income taxes in accordance with GAAP, is as follows:

Consolidated Results of Operations

Three months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Three months ended June 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
U.S. Networks	$779,043	$752,321	$26,722	3.6%
International Networks	153,262	147,044	6,218	4.2%
Corporate and Other	(7,259)	(6,594)	(665)	(10.1)%
Operating revenues	925,046	892,771	32,275	3.6%
Cost of services, excluding depreciation and amortization	299,851	286,999	(12,852)	(4.5)%
Selling, general and administrative	212,397	191,133	(21,264)	(11.1)%
Total segment profit	412,798	414,639	(1,841)	(0.4)%
Depreciation	13,660	16,089	2,429	15.1%
Amortization	25,058	25,654	596	2.3%
Total operating income	374,080	372,896	1,184	0.3%
Interest expense, net	(24,203)	(33,175)	8,972	27.0%
Equity in earnings of affiliates	20,974	21,712	(738)	(3.4)%
(Loss) gain on derivatives	(3,672)	8,267	(11,939)	(144.4)%
Gain (loss) on sale of investments	1,416	(16,373)	17,789	108.6%
Miscellaneous, net	32,181	(21,672)	53,853	248.5%
Income from operations before income taxes	$400,776	$331,655	$69,121	20.8%
Segment profit (loss):
U.S. Networks	$398,722	$401,139	$(2,417)	(0.6)%
International Networks	38,780	37,369	1,411	3.8%
Corporate and Other	(24,704)	(23,869)	(835)	(3.5)%
Total segment profit	$412,798	$414,639	$(1,841)	(0.4)%

Consolidated Results of Operations

Six months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six months ended June 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
U.S. Networks	$1,515,932	$1,454,516	$61,416	4.2%
International Networks	278,787	268,382	10,405	3.9%
Corporate and Other	(14,553)	(13,249)	(1,304)	(9.8)%
Total operating revenues	1,780,166	1,709,649	70,517	4.1%
Cost of services, excluding depreciation and amortization	578,890	566,666	(12,224)	(2.2)%
Selling, general and administrative	419,767	389,954	(29,813)	(7.6)%
Total segment profit	781,509	753,029	28,480	3.8%
Depreciation	28,620	33,386	4,766	14.3%
Amortization	49,255	56,716	7,461	13.2%
Operating income	703,634	662,927	40,707	6.1%
Interest expense, net	(48,455)	(66,920)	18,465	27.6%
Equity in earnings of affiliates	41,423	47,390	(5,967)	(12.6)%
(Loss) gain on derivatives	(6,008)	11,033	(17,041)	(154.5)%
Gain on sale of investments	1,416	191,824	(190,408)	(99.3)%
Miscellaneous, net	59,721	(15,606)	75,327	482.7%
Income from operations before income taxes	$751,731	$830,648	$(78,917)	(9.5)%
Segment profit (loss):
U.S. Networks	$782,296	$760,636	$21,660	2.8%
International Networks	54,290	47,158	7,132	15.1%
Corporate and Other	(55,077)	(54,765)	(312)	(0.6)%
Total segment profit	$781,509	$753,029	$28,480	3.8%

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

U.S. Networks’ Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Three months ended June 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$552,652	$540,979	$11,673	2.2%
Distribution	211,902	196,073	15,829	8.1%
Other	14,489	15,269	(780)	(5.1)%
Operating revenues	779,043	752,321	26,722	3.6%
Cost of services, excluding depreciation and amortization	222,790	211,040	(11,750)	(5.6)%
Selling, general and administrative	157,531	140,142	(17,389)	(12.4)%
Segment profit	398,722	401,139	(2,417)	(0.6)%
Depreciation	9,961	12,716	2,755	21.7%
Amortization	9,994	10,022	28	0.3%
Operating income	378,767	378,401	366	0.1%
Interest expense, net	(144)	(69)	(75)	(108.7)%
Equity in earnings of affiliates	7,846	9,014	(1,168)	(13.0)%
Loss on sale of investments	—	(16,373)	16,373	100.0%
Miscellaneous, net	3,481	18,952	(15,471)	(81.6)%
Income from operations before income taxes	$389,950	$389,925	$25	0.0%

Supplemental information:
Program amortization	$198,135	$185,780	$(12,355)	(6.7)%
Program payments	$202,443	$193,503	$(8,940)	(4.6)%
Capital expenditures	$13,212	$8,567	$(4,645)	(54.2)%

U.S. Networks generated operating revenues of $779.0 million, an increase of $26.7 million, or 3.6 percent, for the three months ended June 30, 2017 compared with the same period in 2016, with growth in both advertising sales and distribution fees.

U.S. Networks operating revenues included a $11.7 million, or 2.2 percent, increase in advertising sales for the three months ended June 30, 2017 compared with the respective period in 2016, primarily driven by strong pricing, partially offset by impressions delivered. U.S. Networks’ advertising sales represented 70.9  percent and 71.9 percent of U.S. Networks’ total operating revenues during the three months ended June 30, 2017 and June 30, 2016, respectively.

Advertising sales growth was supplemented by a $15.8 million, or 8.1 percent, increase in distribution fees for the three months ended June 30, 2017 compared with the respective period in 2016, primarily driven by negotiated contractual rate increases, and, to a lesser extent, revenues generated from over-the-top and non-linear distribution platforms, partially offset by a decrease in the number of subscribers receiving our networks. U.S. Networks’ distribution fees represented 27.2 percent and 26.1 percent of U.S. Networks’ total operating revenues during the three months ended June 30, 2017 and June 30, 2016, respectively.

Cost of services increased $11.8 million, or 5.6 percent, for the three months ended June 30, 2017 compared with the respective period in 2016, primarily driven by investments in programming. Program amortization increased $12.4 million, or 6.7 percent for the three months ended June 30, 2017 compared with the same period in 2016 and represented 49.5 percent and 49.7 percent of U.S. Networks’ total operating expenses during the three months ended June 30, 2017 and June 30, 2016, respectively. Cost of services included $1.3 million of Reorganization costs incurred during the three months ended June 30, 2016.

Selling, general and administrative increased $17.4 million, or 12.4 percent, for the three months ended June 30, 2017 compared with the respective period in 2016, primarily driven by marketing and technology expenses. Selling, general and administrative included $2.4 million of Reorganization costs incurred during the three months ended June 30, 2016.

Loss on sale of investments increased $16.4 million for the three months ended June 30, 2017 compared with the same period in 2016 due to the sale of our interest in a cost method investment in the second quarter of 2016.

U.S. Networks’ Results of Operations

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six months ended June 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Segment operating revenues:
Advertising	$1,064,707	$1,028,264	$36,443	3.5%
Distribution	423,042	398,169	24,873	6.2%
Other	28,183	28,083	100	0.4%
Segment operating revenues	1,515,932	1,454,516	61,416	4.2%
Cost of services, excluding depreciation and amortization	428,112	414,399	(13,713)	(3.3)%
Selling, general and administrative	305,524	279,481	(26,043)	(9.3)%
Segment profit	782,296	760,636	21,660	2.8%
Depreciation	21,460	26,911	5,451	20.3%
Amortization	19,912	20,043	131	0.7%
Segment operating income	740,924	713,682	27,242	3.8%
Interest expense, net	(264)	(86)	(178)	(207.0)%
Equity in earnings of affiliates	13,089	16,746	(3,657)	(21.8)%
Gain on sale of investments	—	191,824	(191,824)	(100.0)%
Miscellaneous, net	5,964	22,440	(16,476)	(73.4)%
Income from operations before income taxes	$759,713	$944,606	$(184,893)	(19.6)%

Supplemental segment information:
Program amortization	$377,502	$364,856	$(12,646)	(3.5)%
Program payments	$397,363	$390,258	$(7,105)	(1.8)%
Capital expenditures	$25,468	$17,238	$(8,230)	(47.7)%

U.S. Networks generated operating revenues of $1,515.9 million, an increase of $61.4 million, or 4.2 percent, for the six months ended June 30, 2017 compared with the same period in 2016, with growth in both advertising sales and distribution fees.

U.S. Networks operating revenues included a $36.4 million, or 3.5 percent, increase in advertising sales for the six months ended June 30, 2017 compared with the respective period in 2016, primarily driven by strong pricing, partially offset by impressions delivered. U.S. Networks’ advertising sales represented 70.2 percent and 70.7 percent of U.S. Networks’ total operating revenues during the six months ended June 30, 2017 and June 30, 2016, respectively.

Advertising sales growth was supplemented by a $24.9 million, or 6.2  percent, increase in distribution fees for the six months ended June 30, 2017 compared with the respective period in 2016, primarily driven by negotiated contractual rate increases, and, to a lesser extent, revenues generated from over-the-top and non-linear distribution platforms, partially offset by a decrease in the number of subscribers receiving our networks. U.S. Networks’ distribution fees represented 27.9 percent and 27.4 percent of U.S. Networks’ total operating revenues during the six months ended June 30, 2017 and June 30, 2016, respectively.

Cost of services increased $13.7 million, or 3.3 percent, for the six months ended June 30, 2017 compared with the respective period in 2016, primarily driven by investments in programming. Program amortization increased $12.6 million, or 3.5 percent for the six months ended June 30, 2017 compared with the same period in 2016 and represented 48.7 percent and 49.2 percent of U.S. Networks’ total operating expenses during the six months ended June 30, 2017 and June 30, 2016, respectively. Cost of services included $3.0 million of Reorganization costs incurred during the six months ended June 30, 2016.

Selling, general and administrative increased $26.0 million, or 9.3 percent, for the six months ended June 30, 2017 compared with the respective period in 2016, primarily driven by marketing and technology expenses. Selling, general and administrative included $4.5 million of Reorganization costs incurred during the six months ended June 30, 2016.

Gain on sale of investments decreased $191.8 million for the six months ended June 30, 2017 compared with the same period in 2016 primarily due to the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016 and the sale of a cost method investment in the second quarter of 2016.

U.S. Networks’ Supplemental Information

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Three months ended June 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues by network:
HGTV	$302,064	$282,753	$19,311	6.8%
Food Network	245,510	240,902	4,608	1.9%
Travel Channel	85,447	85,884	(437)	(0.5)%
DIY Network	43,883	46,996	(3,113)	(6.6)%
Cooking Channel	37,926	36,823	1,103	3.0%
Great American Country	7,248	8,234	(986)	(12.0)%
Digital Businesses	46,680	40,916	5,764	14.1%
Other	10,414	9,943	471	4.7%
Intrasegment eliminations	(129)	(130)	1	0.8%
Total segment operating revenues	$779,043	$752,321	$26,722	3.6%

U.S. Networks’ Supplemental Information

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six months ended June 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues by network:
HGTV	$588,140	$554,468	$33,672	6.1%
Food Network	488,873	470,200	18,673	4.0%
Travel Channel	167,712	166,651	1,061	0.6%
DIY Network	84,363	88,509	(4,146)	(4.7)%
Cooking Channel	74,516	69,792	4,724	6.8%
Great American Country	14,431	15,520	(1,089)	(7.0)%
Digital	76,911	69,888	7,023	10.0%
Other	21,615	20,103	1,512	7.5%
Intrasegment eliminations	(629)	(615)	(14)	(2.3)%
Total segment operating revenues	$1,515,932	$1,454,516	$61,416	4.2%

International Networks

International Networks includes the TVN portfolio of networks and other lifestyle-oriented networks available in the UK, EMEA, APAC and Latin America. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle platform in the UK.

International Networks’ Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Three months ended June 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$110,382	$105,669	$4,713	4.5%
Distribution	27,783	27,378	405	1.5%
Other	15,097	13,997	1,100	7.9%
Operating revenues	153,262	147,044	6,218	4.2%
Cost of services, excluding depreciation and amortization	83,335	80,666	(2,669)	(3.3)%
Selling, general and administrative	31,147	29,009	(2,138)	(7.4)%
Segment profit	38,780	37,369	1,411	3.8%
Depreciation	3,045	3,114	69	2.2%
Amortization	15,064	15,632	568	3.6%
Operating income	20,671	18,623	2,048	11.0%
Interest income (expense), net	206	(7,076)	7,282	102.9%
Equity in earnings of affiliates	13,128	12,698	430	3.4%
Gain on sale of investments	1,416	—	1,416	NM
Miscellaneous, net	7,896	23,823	(15,927)	(66.9)%
Income from operations before income taxes	$43,317	$48,068	$(4,751)	(9.9)%

Supplemental information:
Program amortization	$44,993	$41,335	$(3,658)	(8.8)%
Program payments	$55,484	$37,875	$(17,609)	(46.5)%
Capital expenditures	$7,100	$4,385	$(2,715)	(61.9)%

International Networks generated operating revenues of $153.3 million, an increase of $6.2 million, or 4.2 percent, for the three months ended June 30, 2017 compared with the same period in 2016, with growth in both advertising sales and other revenues.

International Networks’ operating revenues included a $4.7 million, or 4.5 percent, increase in advertising sales for the three months ended June 30, 2017 compared with the respective period in 2016. International Networks’ advertising sales represented 72.0 percent and 71.9 percent of International Networks’ total operating revenues during the three months ended June 30, 2017 and June 30, 2016, respectively.

International Networks’ distribution fees represented 18.1 percent and 18.6 percent of International Networks’ total operating revenues during the three months ended June 30, 2017 and June 30, 2016, respectively.

Advertising sales growth was supplemented by a $1.1 million, or 7.9 percent, increase in other revenues for the three months ended June 30, 2017 compared with the respective period in 2016, primarily driven by program licensing and production revenues.

Cost of services increased $2.7 million, or 3.3 percent, for the three months ended June 30, 2017 compared with the respective period in 2016. Program amortization increased $3.7 million, or 8.8 percent, for the three months ended June 30, 2017 compared with the respective period in 2016 and represented 33.9 percent and 32.2 percent of International Networks’ total operating expenses during the three months ended June 30, 2017 and June 30, 2016, respectively.

Selling, general and administrative increased $2.1 million, or 7.4 percent, for the three months ended June 30, 2017 compared with the respective period in 2016.

International Networks’ Results of Operations

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six months ended June 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Segment operating revenues:
Advertising	$195,042	$190,239	$4,803	2.5%
Distribution	55,023	53,350	1,673	3.1%
Other	28,722	24,793	3,929	15.8%
Segment operating revenues	278,787	268,382	10,405	3.9%
Cost of services, excluding depreciation and amortization	162,669	161,724	(945)	(0.6)%
Selling, general and administrative	61,828	59,500	(2,328)	(3.9)%
Segment profit	54,290	47,158	7,132	15.1%
Depreciation	5,917	5,955	38	0.6%
Amortization	29,343	36,673	7,330	20.0%
Operating income	19,030	4,530	14,500	320.1%
Interest income (expense), net	353	(13,943)	14,296	102.5%
Equity in earnings of affiliates	28,334	30,644	(2,310)	(7.5)%
Gain on sale of investments	1,416	—	1,416	NM
Miscellaneous, net	27,799	54,880	(27,081)	(49.3)%
Income from operations before income taxes	$76,932	$76,111	$821	1.1%

Supplemental segment information:
Program amortization	$87,468	$85,721	$(1,747)	(2.0)%
Program payments	$103,858	$86,874	$(16,984)	(19.6)%
Capital expenditures	$14,447	$7,059	$(7,388)	(104.7)%

International Networks generated operating revenues of $278.8 million, an increase of $10.4 million, or 3.9 percent, for the six months ended June 30, 2017 compared with the same period in 2016, with growth in advertising sales, distribution fees and other revenues.

International Networks’ operating revenues included a $4.8 million, or 2.5 percent, increase in advertising sales for the six months ended June 30, 2017 compared with the respective period in 2016. International Networks’ advertising sales represented 70.0 percent and 70.9 percent of International Networks’ total operating revenues during the six months ended June 30, 2017 and June 30, 2016, respectively.

Advertising sales growth was supplemented by a $1.7 million, or 3.1 percent, increase in distribution fees for the six months ended June 30, 2017 compared with the respective period in 2016. International Networks’ distribution fees represented 19.7 percent and 19.9 percent of International Networks’ total operating revenues during the six months ended June 30, 2017 and June 30, 2016, respectively.

Advertising sales and distribution fees growth was further supplemented by a $3.9 million, or 15.8 percent, increase in other revenues for the six months ended June 30, 2017 compared with the respective period in 2016, primarily driven by program licensing and production revenues.

Cost of services increased $0.9 million, or 0.6 percent, for the six months ended June 30, 2017 compared with the respective period in 2016. Program amortization increased $1.7 million, or 2.0 percent, for the six months ended June 30, 2017 compared with the respective period in 2016 and represented 33.7 percent and 32.5 percent of International Networks’ total operating expenses during the six months ended June 30, 2017 and June 30, 2016, respectively.

Selling, general and administrative increased $2.3 million, or 3.9 percent, for the six months ended June 30, 2017 compared with the respective period in 2016.

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

The Corporate and Other loss included $0.7 million of TVN transaction and integration expenses and $0.2 million of Reorganization costs incurred during the three months ended June 30, 2016.

The Corporate and Other loss included $3.7 million of Reorganization costs and $2.1 million of TVN transaction and integration expenses incurred during the six months ended June 30, 2016

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our Amended Revolving Credit Facility and access to capital markets. Advertising revenues provided between 70.8 percent and 71.3 percent of consolidated total operating revenues for the year-to-date periods of 2017 and 2016, respectively, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $131.6 million at June 30, 2017 and $122.9 million at December 31, 2016. Our Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings, with the option to increase up to $1,150.0 million, and expires in March 2020, with the exception of $32.5 million, which expires in March 2019. There were $500.0 million of outstanding borrowings under the Amended Revolving Credit Facility as of June 30, 2017.

We were in compliance with all financial covenants as of June 30, 2017.

Our cash flow year-to-date has primarily been used to fund investments, develop new businesses, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2017 to provide sufficient liquidity to fund our normal operations.

Cash Flows

A summary of cash sources and uses was as follows:

	Six months ended June 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Cash provided by operating activities	$502,250	$449,807	$52,443	11.7%
Cash (used in) provided by investing activities	(38,710)	190,550	(229,260)	(120.3)%
Cash used in financing activities	(466,157)	(671,299)	205,142	30.6%
Effect of exchange rate of cash and cash equivalents	11,237	(6,579)	17,816	270.8%
Increase (decrease) in cash and cash equivalents	8,620	(37,521)	46,141	123.0%
Cash and cash equivalents - beginning of period	122,937	223,444	(100,507)	(45.0)%
Cash and cash equivalents - end of period	$131,557	$185,923	$(54,366)	(29.2)%

Cash and cash equivalents increased $8.6 million during the six months ended June 30, 2017 and decreased $37.5 million during the six months ended June 30, 2016. Components of these changes are discussed below in more detail.

Operating Activities

Cash provided by operating activities totaled $502.3 million for the six months ended June 30, 2017 and $449.8 million for the six months ended June 30, 2016.

Operating income totaled $703.6 million and $662.9 million for the six months ended June 30, 2017 and June 30, 2016, respectively, with the $40.7 million increase primarily driven by operating revenues.

Program payments exceeded program amortization by $47.3 million and $35.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively, reducing cash provided by operating activities for these periods. Cash provided by operating activities is also impacted by income tax payments and refunds and interest payments. During the six months ended June 30, 2017, we made income tax payments of $161.2 million and interest payments of $48.7 million, and during the six months ended June 30, 2016, we made income tax payments of $202.6 million and interest payments of $52.1 million.

Investing Activities

Cash used in investing activities totaled $38.7 million for the six months ended June 30, 2017, and cash provided by investing activities totaled $190.6 million for the six months ended June 30, 2016. Capital expenditures totaled $44.2 million and $24.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The increase in capital expenditures year-over-year was driven by investments in technology. During the six months ended June 30, 2017, we made cost investments in Fubo and Philo, both of which are over-the-top distribution platforms. During the six months ended June 30, 2016, we sold our 7.3 percent equity interest in Fox Sports South and received cash proceeds of $225.0 million.

Financing Activities

Cash used in financing activities totaled $466.2 million for the six months ended June 30, 2017 and $671.3 million for the six months ended June 30, 2016.

During the six months ended June 30, 2017, we borrowed $410.0 million and made $385.0 million of repayments on our Amended Revolving Credit Facility and paid off the Term Loan with a $250.0 million payment. During the six months ended June 30, 2016, we did not incur borrowings under the Amended Revolving Credit Facility, but made $390.0 million of repayments.

We have paid quarterly dividends since our inception as a public company in July 2008. During the first quarter of 2017, the Board approved an increase in the quarterly dividend rate to $0.30 per share from $0.25 per share. Total dividend payments to holders of our Class A Common Shares and Common Voting Shares totaled $78.3 million and $64.7 million for the six months ended June 30, 2017 and June 30, 2016, respectively. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends are not guaranteed and are subject to our earnings, financial condition and capital requirements.

A non-controlling owner held a 35.0 percent residual interest in Travel Channel as of December 31, 2015. In February 2016, we acquired the residual interest for $99.0 million.

Pursuant to the terms of the Food Network Partnership agreement, the Partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interest partner were $149.7 million and $125.6 million for the six months ended June 30, 2017 and June 30, 2016, respectively. We expect cash distributions to non-controlling interest owners to approximate $185.0 million in total for 2017.

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

We are subject to interest rate risk associated with our Amended Revolving Credit Facility as borrowings bear interest at LIBOR plus a spread that is determined by our Company’s debt rating. Accordingly, the interest we pay on these borrowings is dependent on interest rate conditions and the timing of our financing needs. Aggregate principal amounts of outstanding debt at June 30, 2017 included $1,488.0 million of Senior Notes issued in June 2015, which includes the 2020 Notes, the 2022 Notes and the 2025 Notes, and $991.8 million of Senior Notes issued in November 2014, which includes the 2019 Notes and the 2024 Notes. A 100 basis point increase or decrease in the blended level of interest rates, respectively, would decrease or increase the total aggregate fair value of all outstanding Senior Notes by approximately $113.5 million and $111.8 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments:

		June 30, 2017		December 31, 2016
(in thousands)	Maturity	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
Financial instruments subject to interest rate risk:
Amended Revolving Credit Facility	2019-2020	$500,000	$500,000	$475,000	$475,000
Term Loan	2017	-	-	249,932	249,932
2.75% Senior Notes	2019	497,407	505,830	496,855	506,575
2.80% Senior Notes	2020	595,923	607,008	595,224	602,946
3.50% Senior Notes	2022	396,429	412,216	396,065	404,784
3.90% Senior Notes	2024	494,359	518,515	493,977	507,470
3.95% Senior Notes	2025	495,611	514,140	495,333	508,155
Total debt		$2,979,729	$3,057,709	$3,202,386	$3,254,862

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV investment (see Note 6 – Investments). The UKTV Loan, totaling $98.6 million at June 30, 2017 and $93.9 million at December 31, 2016, accrues interest at variable rates related to either the spread over LIBOR or other identified market indices. Because interest on the note receivable is variable, the carrying amount of such note receivable is believed to approximate fair value.

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) was evaluated as of June 30, 2017. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective as of June 30, 2017.

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

As of June 30, 2017, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs. We did not purchase any equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2017.

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

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: August 4, 2017	BY:	/s/ Lori A. Hickok
Lori A. Hickok
Executive Vice President, Chief Financial Officer and Chief Development Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Number and Description of Exhibit

10.44	Amendment No. 1 to the Amended and Restated Scripps Family Agreement among The E. W. Scripps Company, Scripps Networks Interactive, Inc. and the Family Shareholders †

10.45	Employment Agreement between Scripps Networks Interactive, Inc. and Cynthia L. Gibson*†

31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications **

32(b)	Section 906 Certifications **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement.

**	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

†	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed May 5, 2017