Form 10-Q
period 2017-09-30
Scripps Networks Interactive, Inc.
filed 2017-11-03
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2017 there were 96,065,143 of the Registrant’s Class A Common Shares outstanding and 33,850,481 of the Registrant’s Common Voting Shares outstanding.

INDEX

SCRIPPS NETWORKS INTERACTIVE, INC.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

(in thousands, except share and par value amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$114,729	$122,937
Accounts receivable, net of allowances: 2017 - $16,891; 2016 - $26,118	815,116	808,133
Programs and program licenses, net	651,997	591,378
Prepaid expenses and other current assets	74,567	135,651
Total current assets	1,656,409	1,658,099
Programs and program licenses, net (less current portion)	484,468	500,022
Investments	730,562	699,481
Property and equipment, net of accumulated depreciation: 2017 - $362,072; 2016 - $354,435	318,875	286,399
Goodwill, net	1,788,794	1,642,169
Intangible assets, net	1,102,208	1,092,682
Deferred income taxes	208,543	175,291
Other non-current assets	186,555	146,151
Total Assets	$6,476,414	$6,200,294
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$40,797	$42,223
Accrued liabilities	165,147	152,480
Employee compensation and benefits	90,294	123,506
Program rights payable	73,564	70,403
Deferred revenue	150,247	77,987
Current portion of debt	-	249,932
Total current liabilities	520,049	716,531
Debt (less current portion)	2,665,867	2,952,454
Other non-current liabilities	318,541	302,881
Total liabilities	3,504,457	3,971,866
Shareholders' equity:
Scripps Networks Interactive ("SNI") shareholders’ equity:
Preferred stock, $0.01 par - authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $0.01 par:
Class A Common Shares - authorized: 240,000,000 shares; issued and outstanding: 2017 - 96,060,044 shares; 2016 - 95,491,477 shares	961	954
Common Voting Shares - authorized: 60,000,000 shares; issued and outstanding: 2017 - 33,850,481 shares; 2016 - 33,850,481 shares	339	339
Total common stock	1,300	1,293
Additional paid-in capital	1,438,724	1,390,411
Retained earnings	1,315,549	871,766
Accumulated other comprehensive loss	(86,000)	(363,701)
SNI shareholders’ equity	2,669,573	1,899,769
Non-controlling interest (Note 14)	302,384	328,659
Total equity	2,971,957	2,228,428
Total Liabilities and Equity	$6,476,414	$6,200,294
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( UNAUDITED )

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating revenues:
Advertising	$567,403	$556,425	$1,827,152	$1,774,928
Distribution	233,064	221,702	711,129	673,216
Other	25,058	24,958	67,410	64,590
Total operating revenues	825,525	803,085	2,605,691	2,512,734
Operating expenses:
Cost of services, excluding depreciation and amortization	318,292	298,207	897,182	864,873
Selling, general and administrative	224,192	200,820	643,959	590,774
Depreciation	14,736	20,370	43,356	53,756
Amortization	17,400	25,771	66,655	82,487
Total operating expenses	574,620	545,168	1,651,152	1,591,890
Operating income	250,905	257,917	954,539	920,844
Interest expense, net	(23,092)	(32,609)	(71,547)	(99,529)
Equity in earnings of affiliates	8,758	8,473	50,181	55,863
(Loss) gain on derivatives	(3,446)	2,827	(9,454)	13,860
(Loss) gain on sale of investments	(2,442)	—	(1,026)	191,824
Miscellaneous, net	2,854	21,276	62,575	5,670
Income from operations before income taxes	233,537	257,884	985,268	1,088,532
Provision for income taxes	70,454	76,043	286,693	333,393
Net income	163,083	181,841	698,575	755,139
Less: net income attributable to non-controlling interests	(38,995)	(35,844)	(140,512)	(133,637)
Net income attributable to SNI	$124,088	$145,997	$558,063	$621,502

Net income attributable to SNI Class A Common and Common Voting shareholders per share of common stock:
Basic	$0.95	$1.13	$4.29	$4.80
Diluted	$0.95	$1.12	$4.26	$4.78
Weighted average shares outstanding:
Basic	130,313	129,586	130,158	129,485
Diluted	131,262	130,124	130,949	130,022
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ( UNAUDITED )

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$163,083	$181,841	$698,575	$755,139
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax: 2017 - ($72) and ($74); 2016 - $92 and ($718)	56,290	30,983	274,393	(50,248)
Pension Plan and SERP liability adjustments, net of tax: 2017 - ($645) and ($1121); 2016 - ($432) and ($1,192)	1,089	756	3,357	2,088
Comprehensive income	220,462	213,580	976,325	706,979
Less: comprehensive income attributable to non-controlling interests	(39,021)	(35,822)	(140,561)	(133,817)
Comprehensive income attributable to SNI	$181,441	$177,758	$835,764	$573,162
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )

(in thousands)

	Nine months ended September 30,
	2017	2016
Operating Activities:
Net income	$698,575	$755,139
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	43,356	53,756
Amortization	66,655	82,487
Program amortization	709,046	673,797
Program payments	(749,353)	(703,123)
Equity in earnings of affiliates	(50,181)	(55,863)
Share-based compensation	34,276	29,352
Loss (gain) on derivatives	9,454	(13,860)
Loss (gain) on sale of investments	1,026	(191,824)
Dividends received from equity investments	56,102	52,090
Deferred income taxes	(30,994)	(44,656)
Changes in working capital accounts:
Accounts receivable, net	7,278	36,974
Other assets	8,343	(9,043)
Accounts payable	(4,294)	(6,808)
Deferred revenue	72,554	6,851
Accrued / refundable income taxes	70,901	72,354
Other liabilities	(27,775)	(9,854)
Other, net	(81,604)	(5,101)
Cash provided by operating activities	833,365	722,668
Investing Activities:
Additions to property and equipment	(60,150)	(47,909)
Collections of note receivable	3,545	3,134
Purchase of investments	(18,738)	(10,211)
Sale of investments	51,082	226,484
Purchase of subsidiary companies, net of cash acquired	(5,658)	(450)
Investment in intangible	—	(11,634)
Settlements of derivatives	(9,454)	14,474
Other, net	(8,483)	(8,228)
Cash (used in) provided by investing activities	(47,856)	165,660
Financing Activities:
Proceeds from debt	450,000	—
Repayments of debt	(990,000)	(390,000)
Early extinguishment of debt	—	(52,864)
Purchases of non-controlling interests	—	(99,000)
Dividends paid to non-controlling interests	(166,836)	(143,557)
Dividends paid	(117,474)	(97,092)
Proceeds from stock options	18,671	6,900
Other, net	(11,482)	(4,783)
Cash used in financing activities	(817,121)	(780,396)
Effect of exchange rate changes on cash and cash equivalents	23,404	(1,803)
(Decrease) increase in cash and cash equivalents	(8,208)	106,129
Cash and cash equivalents - beginning of period	122,937	223,444
Cash and cash equivalents - end of period	$114,729	$329,573
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$50,859	$54,090
Income taxes paid	$250,745	$309,536
See notes to condensed consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ( UNAUDITED )

(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interests
December 31, 2015	$1,287	$1,347,491	$305,386	$(130,233)	$313,245	$1,837,176	$99,000
Comprehensive income			621,502	(48,340)	132,252	705,414	1,565
Redeemable non-controlling interest fair value adjustments			(2,935)			(2,935)	2,935
Purchase of non-controlling interest						-	(99,000)
Addition to non-controlling interests					26	26
Dividends paid to non-controlling interests					(143,557)	(143,557)
Dividends declared and paid: $0.75 per share			(97,092)			(97,092)
Share-based compensation		29,352				29,352
Exercise of employee share options: 184,541 shares issued	2	6,898				6,900
Other share-based compensation, net: 352,240 shares issued; 118,021 shares repurchased	2	(5,278)				(5,276)
Impact of ASC 718 implementation		66	(66)			-
Tax impact of compensation plans		(361)				(361)
September 30, 2016	$1,291	$1,378,168	$826,795	$(178,573)	$301,966	$2,329,647	$4,500

December 31, 2016	$1,293	$1,390,411	$871,766	$(363,701)	$328,659	$2,228,428	$-
Comprehensive income			558,063	277,701	140,561	976,325
Tax impact of purchase of non-controlling interest			3,194			3,194
Dividends paid to non-controlling interests					(166,836)	(166,836)
Dividends declared and paid: $0.90 per share			(117,474)			(117,474)
Share-based compensation		34,276				34,276
Exercise of employee share options: 370,840 shares issued	4	18,667				18,671
Other share-based compensation, net: 282,499 shares issued; 84,772 shares repurchased	3	(4,630)				(4,627)
September 30, 2017	$1,300	$1,438,724	$1,315,549	$(86,000)	$302,384	$2,971,957	$-

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

The Company has two reportable segments: U.S. Networks and International Networks.

U.S. Networks includes our six domestic television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and digital businesses serving home, food and travel lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Networks Lifestyle Studio. We own 100.0 percent of each of our networks, with the exception of Food Network and Cooking Channel, of which we own 68.7 percent.

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

In March 2017, the FASB issued new accounting guidance related to the presentation of net periodic pension costs and net periodic postretirement benefit costs, Compensation – Retirement Benefits, which requires that employers sponsoring postretirement benefit plans disaggregate the service cost component from the other components of net benefit cost. The standard also provides explicit guidance on how to present the service cost and other components of net benefit cost in the statement of operations and allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance is effective December 15, 2017, and early adoption is permitted. We early adopted this guidance in the first quarter of 2017. This implementation did not have a material effect on our condensed consolidated financial statements or related disclosures.

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

Issued and Not Yet Adopted

In March 2016, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations within the new revenue recognition guidance by clarifying the indicators. This guidance updates the revenue recognition guidance issued in May 2014, Revenue from Contracts with Customers. In May 2014, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance under GAAP. The guidance is effective January 1, 2018, and early adoption is permitted. We have substantially completed our assessment of the new guidance, including identifying new processes and controls to support our revenue recognition under the new guidance, to determine the impact it will have on our condensed consolidated financial statements and related disclosures. As a result of our assessment, we are tentatively planning on applying the modified retrospective method of adoption for this guidance. We have completed our assessment of the distribution revenue stream related to our top customers and concluded that it will be treated primarily as a license of intellectual property. As a result, we do not expect a material impact to the amount or timing of distribution revenue recognized as a result of the adoption of this guidance. We have substantially completed the remainder of the financial assessment and do not expect a material impact on our condensed consolidated financial statements, with the exception of new disclosures. We expect the remainder of our assessment and the resulting changes to our processes and controls to be completed in the fourth quarter of 2017.

In February 2016, the FASB issued new accounting guidance related to leases, Leases, which requires the recognition of an asset and liability arising from leasing arrangements for leases extending beyond an initial period of twelve months. The guidance will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective January 1, 2019, and early adoption is permitted. We have partially completed our assessment of the new guidance and do not expect a material impact on our condensed consolidated financial statements or related disclosures. We expect to complete the remainder of our assessment and resulting changes to our processes and controls in 2018.

3.	Merger Agreement with Discovery Communications, Inc.

On July 30, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Discovery Communications, Inc., (“Discovery”) and Skylight Merger Sub, Inc., a wholly-owned subsidiary of Discovery (“Merger Sub”) pursuant to which Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Discovery (the “Merger”) for a purchase price reflecting a total enterprise value of approximately $14.6 billion for the Company.

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

The Merger was approved unanimously by both the Board of Directors of SNI and the Board of Directors of Discovery and is subject to review by regulatory authorities in the U.S. and other jurisdictions. The Merger Agreement is also subject to a number of conditions, including, among other things and as further described in the Merger Agreement: (i) the receipt of shareholder approval by shareholders of Discovery of the issuance of the Series C Shares by Discovery, (ii) the receipt of shareholder approval by shareholders of the Company of the Merger and the Merger Agreement, (iii) certain Required Governmental Consents (as defined in the Merger Agreement), (iv) the absence of specified adverse laws or orders, (v) the Discovery Series C Shares being approved for listing on the NASDAQ Stock Market, (vi) the SEC declaring the registration statement on Form S-4 relating to the Merger effective, (vii) the representations and warranties of the Company and Discovery being true and correct, subject to the materiality standards contained in the Merger Agreement, (viii) the parties having complied in all material respects with their respective obligations under the Merger Agreement and (ix) no Company Material Adverse Effect or Discovery Material Adverse Effect (each as defined in the Merger Agreement) having occurred since signing of the Merger Agreement.

The transaction is expected to close in the first quarter of 2018. The full terms of the transaction are included in the Merger Agreement dated July 30, 2017, which was included as Exhibit 2.1 to the Form 8-K filed with the SEC on July 31, 2017.

In connection with the Merger Agreement, we have made certain representations, warranties and covenants, including, among other things, customary covenants to conduct business in the ordinary course consistent with past practice and to refrain from taking specified actions without Discovery’s consent during the period prior to closing.

During the three and nine months ended September 30, 2017, we incurred $20.4 million of Merger related expenses, including $20.1 million classified as selling, general and administrative and $0.3 million classified as cost of services in our condensed consolidated statements of operations.

4.	Earnings per Share

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

The following table presents information about basic and diluted weighted average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2017	2016	2017	2016
Basic weighted average shares outstanding	130,313	129,586	130,158	129,485
Effect of dilutive securities:
Unvested share units and shares held by employees	405	216	335	223
Stock options held by employees and directors	544	322	456	314
Diluted weighted average shares outstanding	131,262	130,124	130,949	130,022
Anti-dilutive share awards	—	879	324	1,157

For both the three and nine months ended September 30, 2017 and September 30, 2016, the anti-dilutive share awards were not included in the computation of diluted weighted average shares outstanding.

5.	Employee Termination Program

Reorganization

During the fourth quarter of 2015, we executed the reorganization (the “Reorganization”) and committed to undertaking activities intended to streamline and integrate the management of our domestic networks, creating a cohesive and holistic organization. Our operating results reflect minimal to no impact for the three and nine months ended September 30, 2017 and include expense of $1.5 million and $12.7 million for the three and nine months ended September 30, 2016, respectively. The $1.5 million of expense for the three months ended September 31, 2016 was classified as $1.0 million of cost of services and $0.5 million of selling, general and administrative, while the $12.7 million of expense for the nine months ended September 30, 2016 was classified as $8.7 million of selling, general and administrative and $4.0 million of cost of services. As a result of the Reorganization, net income attributable to SNI was reduced by $0.9 million and $7.9 million for the three and nine months ended September 30, 2016, respectively. The Reorganization was completed in the first quarter of 2017.

A rollforward of the liability related to the Reorganization charges by segment is as follows:

	September 30, 2017
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2016	$1,955	$-	$1,585	$3,540
Net accruals	(142)	-	39	(103)
Payments	(1,813)	-	(1,624)	(3,437)
Liability as of September 30, 2017	$-	$-	$-	$-

	September 30, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2015	$3,258	$-	$8	$3,266
Net accruals	8,759	-	3,951	12,710
Payments	(10,229)	-	(2,828)	(13,057)
Non-cash (a )	(516)	-	(1,131)	(1,647)
Liability as of September 30, 2016	$1,272	$-	$-	$1,272
(a) Primarily represents the reclassification of current period charges for share-based compensation.

The liability for the Reorganization is included within accrued liabilities on our 2016 condensed consolidated balance sheet.

6.	Fair Value Measurement

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified in one of the categories described below.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•

Level 2 — Inputs, other than quoted market prices in active markets, that are observable either directly or indirectly. Quoted prices for similar instruments in active markets or model driven valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

There were no transfers of assets or liabilities between fair value measurement classifications during the periods presented.

Recurring Measurements

	September 30, 2017
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$22,226	$22,226	$-	$-
Total	$22,226	$22,226	$-	$-

	December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$658	$658	$-	$-
Total	$658	$658	$-	$-

Other Financial Instruments

The carrying values of our financial instruments do not materially differ from their estimated fair values as of September 30, 2017 and December 31, 2016, except for debt, which is disclosed in Note 10 – Debt, and certain mutual funds held as part of our executive deferred compensation plan, which are disclosed in Note 11 – Employee Benefit Plans.

Non-Recurring Measurements

The majority of the Company’s non-financial instruments, which include goodwill, other intangible assets and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur, such that a non-financial instrument is required to be evaluated for impairment, or at least annually for goodwill, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of carrying value or fair value.

7.	Investments, Acquisitions and Dispositions

Investments

Investments consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Equity method investments	$654,461	$641,327
Cost method investments	76,101	58,154
Total investments	$730,562	$699,481

Investments accounted for using the equity method include the following:

	September 30, 2017	December 31, 2016
UKTV	50.0%	50.0%
HGTV Magazine	50.0%	50.0%
Food Network Magazine	50.0%	50.0%
Everytap	-	40.0%
HGTV Canada	33.0%	33.0%
nC+	32.0%	32.0%
Food Canada	29.0%	29.0%
Cooking Channel Canada	29.0%	29.0%
Onet	-	25.0%

UKTV

UKTV receives financing through a loan (the “UKTV Loan”) provided by us. The UKTV Loan is reported within other non-current assets on our condensed consolidated balance sheets and totaled $101.9 million and $93.9 million as of September 30, 2017 and December 31, 2016, respectively. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner, BBC Worldwide Limited (the “BBC”), in the venture share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, BBC maintains control over certain operational aspects of the business related to programming content, scheduling and the editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of BBC. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and, therefore, account for the investment under the equity method of accounting. The Company’s investment in UKTV totaled $320.2 million and $305.1 million as of September 30, 2017 and December 31, 2016, respectively.

A portion of the purchase price from our 50.0 percent investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces the equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $7.2 million and $5.8 million proportionate share of UKTV’s results for the three months ended September 30, 2017 and September 30, 2016, respectively, which were reduced by amortization of $3.1 million and $3.2 million for the three months ended September 30, 2017 and September 30, 2016, respectively. Equity in earnings of affiliates includes our $26.5 million and $29.8 million proportionate share of UKTV’s results for the nine months ended September 30, 2017 and September 30, 2016, respectively, which were reduced by amortization of $9.1 million and $10.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Amortization that reduces the Company’s equity in UKTV’s earnings for future periods is expected to be as follows:

( in thousands )	Estimated Amortization*
Remainder of 2017	$3,223
2018	$12,986
2019	$13,082
2020	$13,273
2021	$12,214
Thereafter	$85,313
* The functional currency of UKTV is the British Pound ("GBP"), so these amounts are subject to change as the GBP to U.S. Dollar ("USD") exchange rate fluctuates.

nC+

The Company, through its ownership of TVN, has an investment in nC+. A portion of the purchase price from our 32.0 percent investment in nC+ was attributed to amortizable intangible assets, which are included in the carrying value of our nC+ investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in nC+ reduces the equity in earnings we recognize from our nC+ investment. Accordingly, equity in earnings of affiliates includes our $2.1 million and $0.1 million proportionate share of nC+’s results for the three months ended September 30, 2017 and September 30, 2016, respectively.

Amortization that reduces the Company’s equity in nC+’s earnings for future periods is expected to be as follows:

( in thousands )	Estimated Amortization*
Remainder of 2017	$1,132
2018	$4,275
2019	$4,122
2020	$4,122
2021	$4,122
Thereafter	$23,644
* The functional currency of nC+ is the Polish Zloty ("PLN"), so these amounts are subject to change as the PLN to USD exchange rate fluctuates.

Acquisitions

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

In May 2017, we acquired Spoon Media, Inc. (“Spoon”), a campus-oriented food resource for millennials, for $11.5 million in cash, which is included in purchase of subsidiary companies, net of cash acquired within investing activities in our condensed consolidated statements of cash flows. As a result of the acquisition, we recorded $10.3 million of goodwill.

Dispositions

In July 2017, the Company sold a wholly-owned entity for PLN 7.3 million, or $2.0 million, resulting in a PLN 5.6 million, or $1.3 million, loss on sale of investment for the three and nine months ended September 30, 2017, which is recorded in (loss) gain on sale of investments in our condensed consolidated statements of operations and as a loss (gain) on sale of investments within operating activities in our condensed consolidated statements of cash flows. The $2.0 million of cash received from the sale of this entity is included in sale of investments within investing activities in our condensed consolidated statements of cash flows. This investment was previously included within the International Networks’ segment results.

We recognized the following from this wholly-owned investment:

( in thousands )				Twelve months ended December 31, 2016
Operating revenues				$13,966
Loss from operations before income taxes				$(4,313)

	Three months ended September 30,		Nine months ended September 30,
( in thousands )	2017	2016	2017	2016
Operating revenues	$1,293	$3,097	$8,483	$8,765
Loss from operations before income taxes	$(364)	$(1,154)	$(2,039)	$(3,729)

In April 2017, we agreed to exercise our put right to sell our 25.0 percent interest in Onet to the controlling interest holder for PLN 185.0 million, or $48.2 million. The sale was executed in July 2017 and resulted in a gain of $1.4 million for the nine months ended September 30, 2017, which is recorded in (loss) gain on sale of investments in our condensed consolidated statements of operations and as a loss (gain) on sale of investments within operating activities in our condensed consolidated statements of cash flows. The $48.2 million of cash received from the sale of Onet is included in sale of investments within investing activities in our condensed consolidated statements of cash flows.

In February 2016, the Company sold its 7.3 percent equity interest in Fox-BRV Southern Sports Holdings (“Fox Sports South”) to the controlling interest holder for $225.0 million upon the exercise of the Company’s put right. The sale of this ownership interest resulted in a gain of $208.2 million for the nine months ended September 30, 2016, which is recorded in (loss) gain on sale of investments in our condensed consolidated statements of operations and as a loss (gain) on sale of investments within operating activities in our condensed consolidated statements of cash flows. The $225.0 million of cash received from the sale of Fox Sports is included in sale of investments within investing activities in our condensed consolidated statements of cash flows. Further, the gain on sale resulted in tax expense of approximately $73.6 million for the nine months ended September 30, 2016.

Additionally, during the three months ended September 30, 2017, we wrote off two equity method investments and one cost method investment, resulting in a loss on sale of investments of $1.1 million in the aggregate, which is recorded in (loss) gain on sale of investments in our condensed consolidated statements of operations and as a loss (gain) on sale of investments within operating activities in our condensed consolidated statements of cash flows. The equity method investments were previously included within the International Networks’ segment results, and the cost method investment was included within Corporate and Other. The equity in earnings of affiliates related to the equity method investments was not material for any period presented.

8.	Goodwill and Intangible Assets

Goodwill consisted of the following:

	September 30, 2017
(in thousands)	Gross	Accumulated Impairments (1)	Net
Goodwill	$1,891,058	$(102,264)	$1,788,794
(1) All accumulated impairments to goodwill are within International Networks.
	December 31, 2016
(in thousands)	Gross	Accumulated Impairments (1)	Net
Goodwill	$1,744,433	$(102,264)	$1,642,169
(1) All accumulated impairments to goodwill are within International Networks.

Activity related to goodwill by business segment consisted of the following:

(in thousands) Goodwill	U.S. Networks	International Networks	Corporate and Other	Total
December 31, 2016	$510,484	$1,131,685	$-	$1,642,169
Additions - business acquisitions	10,320	-	-	10,320
Foreign currency translation adjustment	-	136,305	-	136,305
September 30, 2017	$520,804	$1,267,990	$-	$1,788,794

Intangible assets consisted of the following:

(in thousands)	September 30, 2017
Intangible assets	Gross	Accumulated Amortization	Net
Acquired network distribution rights	$738,645	$(266,419)	$472,226
Customer and advertiser lists	226,204	(109,716)	116,488
Copyrights and other tradenames	404,218	(87,274)	316,944
Broadcast licenses	130,832	(13,676)	117,156
Acquired rights and other	120,162	(40,768)	79,394
Total	$1,620,061	$(517,853)	$1,102,208

(in thousands)	December 31, 2016
Intangible assets	Gross	Accumulated Amortization	Net
Acquired network distribution rights	$717,834	$(232,856)	$484,978
Customer and advertiser lists	209,314	(93,232)	116,082
Copyrights and other tradenames	362,236	(61,286)	300,950
Broadcast licenses	114,832	(7,861)	106,971
Acquired rights and other	119,885	(36,184)	83,701
Total	$1,524,101	$(431,419)	$1,092,682

Amortization expense associated with intangible assets for future periods is expected to be as follows:

( in thousands )	Estimated Amortization *
Remainder of 2017	$26,481
2018	$97,327
2019	$91,617
2020	$87,821
2021	$85,702
Thereafter	$713,260
* The functional currency of certain foreign subsidiaries differs from the USD, so these amounts are subject to change as exchange rates fluctuate.

9.	Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Rent	$16,585	$19,899
Advertising rebates	14,118	15,966
Marketing and advertising	12,194	14,385
Interest	27,469	6,644
Taxes payable	2,875	456
Other accrued expenses	91,906	95,130
Total accrued liabilities	$165,147	$152,480

10.	Debt

Debt consisted of the following:

		September 30, 2017
(in thousands)	Maturity	Gross	Unamortized Debt Issuance Costs	Net Carrying Amount
Amended Revolving Credit Facility	2019 - 2020	$185,000	$-	$185,000
2.75% Senior Notes	2019	499,246	(1,562)	497,684
2.80% Senior Notes	2020	598,909	(2,638)	596,271
3.50% Senior Notes	2022	399,173	(2,563)	396,610
3.90% Senior Notes	2024	497,385	(2,833)	494,552
3.95% Senior Notes	2025	499,272	(3,522)	495,750
Total debt		2,678,985	(13,118)	2,665,867
Current portion of debt		-	-	-
Debt (less current portion)		$2,678,985	$(13,118)	$2,665,867
Fair value of debt *				$2,725,340

		December 31, 2016
(in thousands)	Maturity	Gross	Unamortized Debt Issuance Costs	Net Carrying Amount
Amended Revolving Credit Facility	2019 - 2020	$475,000	$-	$475,000
Term Loan	2017	250,000	(68)	249,932
2.75% Senior Notes	2019	498,979	(2,124)	496,855
2.80% Senior Notes	2020	598,602	(3,378)	595,224
3.50% Senior Notes	2022	399,040	(2,975)	396,065
3.90% Senior Notes	2024	497,110	(3,133)	493,977
3.95% Senior Notes	2025	499,200	(3,867)	495,333
Total debt		3,217,931	(15,545)	3,202,386
Current portion of debt		(250,000)	68	(249,932)
Debt (less current portion)		$2,967,931	$(15,477)	$2,952,454
Fair value of debt *				$3,254,862

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

Borrowings under the Amended Revolving Credit Facility incur interest charges based on the Company’s credit ratings, with drawn amounts incurring interest at LIBOR plus a range of 69 to 130 basis points and a facility fee ranging from 6 to 20 basis points, also subject to the Company’s credit ratings.

The Company had $185.0 million and $475.0 million of outstanding borrowings under the Amended Credit Facility as of September 30, 2017 and December 31, 2016, respectively. Interest was calculated at a rate of approximately 2.33% for the three months ended September 30, 2017. Interest was calculated at a rate of approximately 2.09% and 1.53 % for the nine months ended September 30, 2017 and September 30, 2016, respectively. Outstanding letters of credit under the Amended Revolving Credit Facility totaled $0.7 million and $0.8 million as of September 30, 2017 and December 31, 2016, respectively.

Term Loan

In June 2015, we entered into a $250.0 million senior unsecured Term Loan (the “Term Loan”) agreement. The Term Loan had a maturity date of June 2017, with outstanding borrowings incurring interest at LIBOR plus a range of 62.5 to 137.5 basis points, subject to the Company’s credit ratings. The weighted average interest rate on the Term Loan was 1.57% for the three months ended

September 30, 2016. The weighted average interest rate on the Term Loan was 1.98% and 1.54% for the nine months ended September 30, 2017 and September 30, 2016, respectively. The Term Loan was repaid in accordance with its terms in the second quarter of 2017 and is classified within current portion of debt on our 2016 condensed consolidated balance sheet.

Debt Issuance Costs

Amounts capitalized and included as a reduction against debt on our condensed consolidated balance sheets included $13.1 million and $15.5 million of debt issuance costs as of September 30, 2017 and December 31, 2016, respectively. Debt issuance costs of $0.8 million and $1.1 million related to the Amended Credit Facility are included within other non-current assets on our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. We amortized $1.2 million and $3.8 million of debt issuance and debt discount costs within interest expense in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively. We amortized $1.6 million and $5.2 million of debt issuance and debt discount costs within interest expense in our condensed consolidated statements of operations for the three and nine months ended September 30, 2016, respectively.

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

The measurement date used for the Pension Plan and SERP is December 31. The expense components consisted of the following:

	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
(in thousands)	2017	2016	2017	2016
Interest cost	$832	$771	$546	$380
Expected return on plan assets, net of expenses	(982)	(980)	-	-
Amortization of net loss	755	571	979	617
Settlement charges	-	$1,249	1,990	820
Total	$605	$1,611	$3,515	$1,817

	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Interest cost	$2,487	$2,323	$1,363	$1,246
Expected return on plan assets, net of expenses	(2,987)	(2,624)	-	-
Amortization of net loss	2,285	1,631	2,194	1,649
Settlement charges	-	1,249	1,990	820
Total	$1,785	$2,579	$5,547	$3,715

We made contributions of $0.5 million to fund the Pension Plan during the three months ended September 30, 2017 and did not make any contributions during the three months ended September 30, 2016. We made contributions of $1.0 million and $10.0 million to fund the Pension Plan during the nine months ended September 30, 2017 and September 30, 2016, respectively We anticipate contributing $0.5 million to fund the Pension Plan during the remainder of 2017.

We made $3.8 million and $2.9 million in SERP benefit payments for the three months ended September 30, 2017 and September 30, 2016 respectively. We made $4.2 million and $4.6 million in SERP benefit payments for the nine months ended September 30, 2017 and September 30, 2016 respectively. We anticipate making an additional $6.1 million in SERP benefit payments during the remainder of 2017.

Executive Deferred Compensation Plan

We have an unqualified executive deferred compensation plan (“Deferred Compensation Plan”) that is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their annual base compensation and/or bonus. The Deferred Compensation Plan is an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We use corporate-owned life insurance contracts held in a rabbi trust to support the plan. We had investments within this rabbi trust valued at $49.9 million as of September 30, 2017, including $37.6 million of cash surrender value of Company-owned life insurance contracts and $12.3 million held in mutual funds. We had investments within this rabbi trust valued at $45.0 million as of December 31, 2016, including $34.4 million of cash surrender value of Company-owned life insurance contracts and $10.6 million held in mutual funds. These mutual funds are valued using Level 1 and Level 2 inputs. These instruments are included within other non-current assets on our condensed consolidated balance sheets. Gains or losses related to these insurance contracts and mutual fund investments are included within miscellaneous, net in our condensed consolidated statements of operations. The unsecured obligation to pay the deferred compensation totaled $65.1 million and $48.7 million as of September 30, 2017 and December 31, 2016, respectively. The long-term portion of the unsecured obligation totaled $56.4 million and $47.0 million as of September 30, 2017 and December 31, 2016, respectively, and is included within other non-current liabilities on our condensed consolidated balance sheets. The short-term portion of the unsecured obligation totaled $8.8 million and $1.7 million as of September 30, 2017 and December 31, 2016, respectively, and is included within accrued liabilities on our condensed consolidated balance sheets.

12.	Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	As of
(in thousands)	September 30, 2017	December 31, 2016
Pension and post-employment benefits	$80,709	$82,734
Deferred compensation	56,351	47,008
Uncertain tax positions	165,825	151,821
Other	15,656	21,318
Other non-current liabilities	$318,541	$302,881

13.	Derivative Financial Instruments

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

The free-standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges. Changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in functional currency value of foreign currency denominated assets and liabilities. The gross notional amount of these contracts outstanding was zero as of September 30, 2017 and December 31, 2016, respectively. The cash flow settlements from these derivative contracts are primarily reported within investing activities in the condensed consolidated statements of cash flows.

We recognized $3.4 million and $9.5 million of net losses from derivatives for the three and nine months ended September 30, 2017, respectively, and $2.8 million and $13.8 million of net gains from derivatives for the three and nine months ended September 30, 2016, respectively, which are included within (loss) gain on derivatives in the condensed consolidated statements of operations.

Additionally, we recorded foreign currency transaction net gains of $6.0 million and $67.0 million for the three and nine months ended September 30, 2017, respectively, and foreign currency transaction net gains of $19.3 million and of $4.9 million for the three and nine months ended September 30, 2016, respectively, which are included within miscellaneous, net in our condensed consolidated statements of operations.

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

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing Level 3 inputs:

	September 30,
(in thousands)	2017	2016
Beginning of year balance	$-	$99,000
Net income	-	1,565
Fair value adjustments	-	2,935
Purchase of non-controlling interest	-	(99,000)
Ending period balance	$-	$4,500

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

We satisfy stock option exercises and vested stock awards with newly-issued shares. Shares available for future share compensation grants totaled 6.3 million at September 30, 2017.

During the nine months ended September 30, 2017, the Company granted 0.5 million RSUs, including PBRSUs, under the 2015 Amended LTI Plan. During the nine months ended September 30, 2016, the Company granted 0.6 million stock options and 0.6 million RSUs, including PBRSUs under the 2015 Amended LTI Plan. The number of shares ultimately issued for PBRSUs will depend upon performance compared to specified metrics. The fair values for stock options are estimated on the grant date using a lattice-based binomial model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

Share-based compensation was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Stock options	$252	$486	$856	$6,820
RSUs and PBRSUs	6,425	4,188	33,420	22,532
Total share-based compensation	$6,677	$4,674	$34,276	$29,352

Unrecognized share-based compensation expense was as follows as of September 30, 2017:

(in thousands)	Amount	Weighted-Average Period
Stock options	$750	0.9 years
RSUs and PBRSUs	28,607	1.8 years
Total unrecognized share-based compensation	$29,357

Share Repurchase Programs

We have share repurchase programs (“Repurchase Programs”) authorized by the Board that permit us to acquire the Company’s Class A Common Shares. We did not repurchase any shares during the nine months ended September 30, 2017 and September 30, 2016, respectively.

As of September 30, 2017, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. All shares repurchased under the Repurchase Programs are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

16.	Comprehensive Income

Changes in the accumulated other comprehensive income or loss (“AOCI”) balance by component consisted of the following:

	Three months ended September 30, 2017			Three months ended September 30, 2016
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income
Beginning period balance	$(106,628)	$(36,725)	$(143,353)	$(179,672)	$(30,662)	$(210,334)
Other comprehensive income before reclassifications	56,264	—	56,264	31,005	—	31,005
Amounts reclassified from AOCI	—	1,089	1,089	—	756	756
Net current-period other comprehensive income	56,264	1,089	57,353	31,005	756	31,761
Ending period balance	$(50,364)	$(35,636)	$(86,000)	$(148,667)	$(29,906)	$(178,573)

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income
Beginning period balance	$(324,708)	$(38,993)	$(363,701)	$(98,239)	$(31,994)	$(130,233)
Other comprehensive income (loss) income before reclassifications	274,344	—	274,344	(50,428)	—	(50,428)
Amounts reclassified from AOCI	—	3,357	3,357	—	2,088	2,088
Net current-period other comprehensive income (loss)	274,344	3,357	277,701	(50,428)	2,088	(48,340)
Ending period balance	$(50,364)	$(35,636)	$(86,000)	$(148,667)	$(29,906)	$(178,573)

Amounts reported in the table above are net of income tax.

Amounts reclassified to net earnings for Pension Plan and SERP liability adjustments relate to the amortization of actuarial losses. These amounts are included within selling, general and administrative in our condensed consolidated statements of operations and totaled $1.7 million and $4.5 million for the three and nine months ended September 30, 2017, respectively, and $1.2 million and $3.2 million for the three and nine months ended September 30, 2016, respectively (see Note 11 - Employee Benefit Plans).

17.	Segment Information

The Company has two reportable segments: U.S. Networks and International Networks which are determined based on our management and internal reporting structure.

U.S. Networks includes our six domestic television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and digital businesses serving home, food and travel lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Lifestyle Studios. We own 100.0 percent of each of our networks, with the exception of Food Network and Cooking Channel, of which we own 68.7 percent. Each of our networks is distributed by cable and satellite operators, telecommunication suppliers and other digital providers, such as those providing streaming or on-demand services. U.S. Networks generates revenues primarily from advertising sales and distribution fees earned from the right to distribute our programming content. U.S. Networks also earns revenues from licensing content to third parties and brands for consumer products.

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

Intersegment revenue eliminations are included within Corporate and Other and totaled $6.2 million and $20.7 million for the three and nine months ended September 30, 2017, respectively, and $6.4 million and $19.5 million for the three and nine months ended September 30, 2016, respectively.

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

Information regarding our segments is as follows:

	Three months ended September 30, 2017
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$474,796	$92,607	$—	$567,403
Distribution	203,496	29,568	—	233,064
Other	14,075	17,200	(6,217)	25,058
Total operating revenues	692,367	139,375	(6,217)	825,525
Cost of services, excluding depreciation and amortization	237,614	89,229	(8,551)	318,292
Selling, general and administrative	147,066	34,235	42,891	224,192
Segment profit (loss)	307,687	15,911	(40,557)	283,041
Depreciation	10,946	3,136	654	14,736
Amortization	9,801	7,599	—	17,400
Operating income (loss)	286,940	5,176	(41,211)	250,905
Interest (expense) income, net	(119)	149	(23,122)	(23,092)
Equity in earnings of affiliates	3,912	4,846	—	8,758
Loss on derivatives	—	—	(3,446)	(3,446)
Loss on sale of investments	—	(1,942)	(500)	(2,442)
Miscellaneous, net	2,309	(14,108)	14,653	2,854
Income (loss) from operations before income taxes	$293,042	$(5,879)	$(53,626)	$233,537

Additions to property and equipment:	$8,648	$10,395	$—	$19,043

	Three months ended September 30, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$477,501	$78,924	$—	$556,425
Distribution	194,276	27,421	5	221,702
Other	14,486	16,902	(6,430)	24,958
Total operating revenues	686,263	123,247	(6,425)	803,085
Cost of services, excluding depreciation and amortization	223,836	79,303	(4,932)	298,207
Selling, general and administrative	136,418	40,115	24,287	200,820
Segment profit (loss)	326,009	3,829	(25,780)	304,058
Depreciation	17,103	3,010	257	20,370
Amortization	10,098	15,673	—	25,771
Operating income (loss)	298,808	(14,854)	(26,037)	257,917
Interest expense, net	(79)	(6,755)	(25,775)	(32,609)
Equity in earnings of affiliates	4,202	4,271	—	8,473
Gain on derivatives	—	—	2,827	2,827
Miscellaneous, net	3,538	40,323	(22,585)	21,276
Income (loss) from operations before income taxes	$306,469	$22,985	$(71,570)	$257,884

Additions to property and equipment:	$16,777	$6,835	$—	$23,612

	Nine months ended September 30, 2017
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$1,539,503	$287,649	$—	$1,827,152
Distribution	626,538	84,591	—	711,129
Other	42,258	45,922	(20,770)	67,410
Total operating revenues	2,208,299	418,162	(20,770)	2,605,691
Cost of services, excluding depreciation and amortization	665,726	251,898	(20,442)	897,182
Selling, general and administrative	452,590	96,063	95,306	643,959
Segment profit (loss)	1,089,983	70,201	(95,634)	1,064,550
Depreciation	32,406	9,053	1,897	43,356
Amortization	29,713	36,942	—	66,655
Operating income (loss)	1,027,864	24,206	(97,531)	954,539
Interest (expense) income, net	(383)	502	(71,666)	(71,547)
Equity in earnings of affiliates	17,001	33,180	—	50,181
Loss on derivatives	—	—	(9,454)	(9,454)
Loss on sale of investments	—	(526)	(500)	(1,026)
Miscellaneous, net	8,273	13,691	40,611	62,575
Income (loss) from operations before income taxes	$1,052,755	$71,053	$(138,540)	$985,268

Additions to property and equipment:	$34,116	$24,842	$5,844	$64,802

	Nine months ended September 30, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$1,505,765	$269,163	$—	$1,774,928
Distribution	592,445	80,771	—	673,216
Other	42,569	41,695	(19,674)	64,590
Total operating revenues	2,140,779	391,629	(19,674)	2,512,734
Cost of services, excluding depreciation and amortization	638,235	241,027	(14,389)	864,873
Selling, general and administrative	415,899	99,615	75,260	590,774
Segment profit (loss)	1,086,645	50,987	(80,545)	1,057,087
Depreciation	44,014	8,965	777	53,756
Amortization	30,141	52,346	—	82,487
Operating income (loss)	1,012,490	(10,324)	(81,322)	920,844
Interest expense, net	(165)	(20,698)	(78,666)	(99,529)
Equity in earnings of affiliates	20,948	34,915	—	55,863
Gain on derivatives	—	—	13,860	13,860
Gain (loss) on sale of investments	208,197	—	(16,373)	191,824
Miscellaneous, net	9,605	95,202	(99,137)	5,670
Income (loss) from operations before income taxes	$1,251,075	$99,095	$(261,638)	$1,088,532

Additions to property and equipment:	$34,015	$13,894	$—	$47,909

	Three months ended September 30,
(in thousands)	2017	2016
Operating revenues by geographic location:
United States	$700,044	$690,775
Poland	106,801	94,945
Other International	18,680	17,365
Total operating revenues	$825,525	$803,085

	Nine months ended September 30,
(in thousands)	2017	2016
Operating revenues by geographic location:
United States	$2,220,688	$2,148,090
Poland	330,023	312,798
Other International	54,980	51,846
Total operating revenues	$2,605,691	$2,512,734

(in thousands)	September 30, 2017	December 31, 2016
Long-lived assets by geographic location:
United States	$1,804,691	$1,809,919
Poland	2,422,695	2,172,743
Other International	384,076	384,242
Total long-lived assets	$4,611,462	$4,366,904

(in thousands)	September 30, 2017	December 31, 2016
Assets by segment:
U.S. Networks	$2,797,577	$2,800,137
International Networks	3,308,793	2,991,607
Corporate and Other	370,044	408,550
Total assets	$6,476,414	$6,200,294

No single customer provides more than 10.0 percent of our revenues.

Assets held by our businesses and physically located outside of the United States totaled $3,275.7 million and $2,955.8 million at September 30, 2017 and December 31, 2016, respectively.

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

OVERVIEW

We are a global media company with respected high-profile brands and are a leading developer of lifestyle-oriented content, providing primarily home, food and travel lifestyle-related programming. Our content is distributed via multiple methods, including television, the internet, digital platforms and licensing arrangements. The SNI portfolio of networks includes HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country within and outside the United States, with the exception of Great American Country, which is only distributed in the United States, and Fine Living, Asian Food Channel (“AFC”) and TVN’s portfolio of networks outside the United States. Additionally, outside the United States, we participate in UKTV, a joint venture with the BBC. Our businesses engage audiences and efficiently serve advertisers by producing and delivering entertaining and highly-useful content that focuses on specifically-defined topics of interest.

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

Consolidated operating revenues increased $22.4 million, or 2.8 percent, while consolidated income from operations before income taxes decreased $24.3 million, or 9.4 percent, for the three months ended September 30, 2017 compared with the same period in 2016, primarily driven by $20.4 million of Merger related expenses, investments in programming and marketing, a $13.3 million decrease in foreign currency transaction net gains, which are included in miscellaneous, net, partially offset by the increase in consolidated operating revenues and a $9.5 million decrease in interest expense, net, as a result of debt repayments in 2016 and 2017.

Consolidated operating revenues increased $93.0 million, or 3.7 percent, while consolidated income from operations before income taxes decreased $103.3 million, or 9.5 percent, for the nine months ended September 30, 2017 compared with the same period in 2016, primarily driven by the $191.8 million gain on sale of investments realized in 2016, the $20.4 million of Merger related expenses and investments in programming and marketing, partially offset by the increase in consolidated operating revenues a $62.0 million increase in foreign currency transaction net gains, which are included within other miscellaneous, net and a $28.0 million decrease in interest expense, net, as a result of debt repayments in 2016 and 2017.

U.S. Networks continues to account for the majority of the Company’s performance. U.S. Networks generated operating revenues of $692.4 million, representing 83.9 percent of consolidated operating revenues, for the three months ended September 30, 2017 compared with $686.3 million, representing 85.5 percent of consolidated operating revenues, for the three months ended September 30, 2016. U.S. Networks generated operating revenues of $2,208.3 million, representing 84.7 percent of consolidated operating revenues, for the nine months ended September 30, 2017 compared with $2,140.8 million, representing 85.2 percent of consolidated operating revenues, for the nine months ended September 30, 2016.

International Networks generated operating revenues of $139.4 million, representing 16.9 percent of consolidated operating revenues, for the three months ended September 30, 2017 compared with $123.2 million, representing 15.3 percent of consolidated operating revenues, for the three months ended September 30, 2016. International Networks generated operating revenues of $418.2 million, representing 16.0 percent of consolidated operating revenues, for the nine months ended September 30, 2017 compared with $391.6 million, representing 15.6 percent of consolidated operating revenues, for the nine months ended September 30, 2016.

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

Note 2- Summary of Significant Accounting Policies to the consolidated financial statements included in the 2016 Form 10-K describes the significant accounting policies we have selected for use in the preparation of our condensed consolidated financial statements and related disclosures. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used could materially change the financial statements. We believe the accounting for programs and program licenses, acquisitions, goodwill, finite-lived intangible assets, income taxes and revenue recognition to be our most critical accounting policies and estimates. A detailed description of these accounting policies is included in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K. We adopted four accounting standard updates during the nine months ended September 30, 2017 (see Note 2 – Accounting Standards Updates).

RESULTS OF OPERATIONS

Consolidated Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Three months ended September 30,
( in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$567,403	$556,425	$10,978	2.0%
Distribution	233,064	221,702	11,362	5.1%
Other	25,058	24,958	100	0.4%
Total operating revenues	825,525	803,085	22,440	2.8%
Operating expenses:
Cost of services, excluding depreciation and amortization	318,292	298,207	(20,085)	(6.7)%
Selling, general and administrative	224,192	200,820	(23,372)	(11.6)%
Depreciation	14,736	20,370	5,634	27.7%
Amortization	17,400	25,771	8,371	32.5%
Total operating expenses	574,620	545,168	(29,452)	(5.4)%
Operating income	250,905	257,917	(7,012)	(2.7)%
Interest expense, net	(23,092)	(32,609)	9,517	29.2%
Equity in earnings of affiliates	8,758	8,473	285	3.4%
(Loss) gain on derivatives	(3,446)	2,827	(6,273)	(221.9)%
Loss on sale of investments	(2,442)	-	(2,442)	NM
Miscellaneous, net	2,854	21,276	(18,422)	(86.6)%
Income from operations before income taxes	233,537	257,884	(24,347)	(9.4)%
Provision for income taxes	70,454	76,043	5,589	7.4%
Net income	163,083	181,841	(18,758)	(10.3)%
Less: net income attributable to non-controlling interests	(38,995)	(35,844)	(3,151)	(8.8)%
Net income attributable to SNI	$124,088	$145,997	$(21,909)	(15.0)%

Consolidated total operating revenues increased $22.4 million, or 2.8 percent, for the three months ended September 30, 2017 compared with the same period in 2016, with growth in both advertising sales and distribution fees.

Consolidated advertising sales increased $11.0 million, or 2.0 percent, for the three months ended September 30, 2017 compared with the respective period in 2016, primarily driven by an increase in results at TVN, partially offset by impressions delivered at our U.S. Networks. Advertising sales are affected by the strength of advertising markets and general economic conditions and fluctuate based on the success of our programming, as measured by viewership, and seasonality. The amount of advertising sales we earn is a function of pricing negotiated with advertisers, number of advertising spots sold and impressions delivered. Consolidated advertising sales represented 68.7 percent and 69.3 percent of consolidated total operating revenues during the three months ended September 30, 2017 and September 30, 2016, respectively.

Consolidated advertising sales growth was supplemented by a $11.4 million, or 5.1 percent, increase in consolidated distribution fees for the three months ended September 30, 2017 compared with the respective period in 2016, primarily driven by negotiated contractual rate increases, and, to a lesser extent, revenues generated from over-the-top and non-linear distribution platforms, partially offset by a decrease in the number of subscribers receiving our networks. Distribution agreements with cable and satellite distributors and telecommunication service providers require distributors to pay us fees over the terms of the agreements in exchange for certain rights to distribute our content. The revenues earned from our distribution agreements depend on the rates negotiated in the agreements and the number of subscribers that receive our networks. Consolidated distribution fees represented 28.2 percent and 27.6 percent of consolidated total operating revenues during the three months ended September 30, 2017 and September 30, 2016, respectively.

Cost of services, which consists of program amortization and the costs associated with distributing our content, increased $20.1 million, or 6.7 percent, for the three months ended September 30, 2017 compared with the respective period in 2016. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, increased $22.9 million, or 9.9 percent, for the three months ended September 30, 2017 compared with the same period in 2016 and represented 44.4 percent and 42.6 percent of consolidated total operating expenses during the three months ended September 30, 2017 and September 30, 2016, respectively. Cost of services included $0.3 million of Merger related expenses incurred during the three months ended September 30, 2017 and $1.0 million of Reorganization costs incurred during the three months ended September 30, 2016.

Selling, general and administrative, which primarily consists of employee costs, marketing and advertising expenses, administrative costs and costs of facilities, increased $23.4 million, or 11.6 percent, for the three months ended September 30, 2017 compared with the respective period in 2016, primarily driven by $20.1 million of Merger related expenses as well as increased marketing costs incurred during the three months ended September 30, 2017. Selling, general and administrative included $12.0 million of TVN transaction and integration related expenses and $0.5 million of Reorganization costs incurred during the three months ended September 30, 2016.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest expense, net decreased $9.5 million, or 29.2 percent, for the three months ended September 30, 2017 compared with the same period in 2016 driven by less debt outstanding as of September 30, 2017. Our debt outstanding as of September 30, 2017 included $1,500.0 million of Senior Notes issued in June 2015, comprised of $600.0 million aggregate principal amount of 2.80% Senior Notes due 2020 (the “2020 Notes”), $400.0 million aggregate principal amount of 3.50% Senior Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of 3.95% Senior Notes due 2025 (the “2025 Notes”). Also outstanding as of September 30, 2017 were $500.0 million aggregate principal amount of 2.75% Senior Notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 3.90% Senior Notes due 2024 (the “2024 Notes”), as well as $185.0 million drawn on the Amended Revolving Credit Facility. In addition to what was outstanding as of September 30, 2017, we had $500.0 million aggregate principal amount of Senior Notes due 2016 (the “2016 Notes”), the 7.85% TVN Senior Notes due 2020 (the “2020 TVN Notes”) and the Term Loan outstanding as of September 30, 2016. Interest expense, net also includes interest income of $1.1 million and $1.2 million related to the UKTV Loan for the three months ended September 30, 2017 and 2016, respectively.

Miscellaneous, net includes foreign currency transaction gains and losses, which totaled $6.0 million and $19.3 million of net gains for the three months ended September 30, 2017 and September 30, 2016, respectively.

Our effective income tax rate was 30.2 percent for the three months ended September 30, 2017 compared with 29.5 percent for the three months ended September 30, 2016, primarily driven by a decrease to the favorable impact of U.S. tax incentives recognized in the three months ended September 30, 2017, partially offset by an increase in tax benefits results from differences in the U.S. statutory rate and that of foreign jurisdictions.

Consolidated Results of Operations

Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

	Nine months ended September 30,
( in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$1,827,152	$1,774,928	$52,224	2.9%
Distribution	711,129	673,216	37,913	5.6%
Other	67,410	64,590	2,820	4.4%
Total operating revenues	2,605,691	2,512,734	92,957	3.7%
Operating expenses:
Cost of services, excluding depreciation and amortization	897,182	864,873	(32,309)	(3.7)%
Selling, general and administrative	643,959	590,774	(53,185)	(9.0)%
Depreciation	43,356	53,756	10,400	19.3%
Amortization	66,655	82,487	15,832	19.2%
Total operating expenses	1,651,152	1,591,890	(59,262)	(3.7)%
Operating income	954,539	920,844	33,695	3.7%
Interest expense, net	(71,547)	(99,529)	27,982	28.1%
Equity in earnings of affiliates	50,181	55,863	(5,682)	(10.2)%
(Loss) gain on derivatives	(9,454)	13,860	(23,314)	(168.2)%
(Loss) gain on sale of investments	(1,026)	191,824	(192,850)	(100.5)%
Miscellaneous, net	62,575	5,670	56,904	NM
Income from operations before income taxes	985,268	1,088,532	(103,264)	(9.5)%
Provision for income taxes	286,693	333,393	46,700	14.0%
Net income	698,575	755,139	(56,564)	(7.5)%
Less: net income attributable to non-controlling interests	(140,512)	(133,637)	(6,875)	(5.1)%
Net income attributable to SNI	$558,063	$621,502	$(63,439)	(10.2)%

Consolidated total operating revenues increased $93.0 million, or 3.7 percent, for the nine months ended September 30, 2017 compared with the same period in 2016, with growth in both advertising sales and distribution fees.

Consolidated advertising sales increased $52.2 million, or 2.9 percent, for the nine months ended September 30, 2017 compared with the respective period in 2016, primarily driven by strong pricing in the U.S. market, partially offset by impressions delivered. Consolidated advertising sales represented 70.1 percent and 70.6 percent of consolidated total operating revenues during the nine months ended September 30, 2017 and September 30, 2016, respectively.

Consolidated advertising sales growth was supplemented by a $37.9 million, or 5.6 percent, increase in consolidated distribution fees for the nine months ended September 30, 2017 compared with the respective period in 2016, primarily driven by negotiated contractual rate increases, and, to a lesser extent, revenues generated from over-the-top and non-linear distribution platforms, partially offset by a decrease in the number of subscribers receiving our networks. Consolidated distribution fees represented 27.3 percent and 26.8 percent of consolidated total operating revenues during the nine months ended September 30, 2017 and September 30, 2016, respectively.

Cost of services, increased $32.3 million, or 3.7 percent, for the nine months ended September 30, 2017 compared with the respective period in 2016. Program amortization increased $35.2 million, or 5.2 percent, for the nine months ended September 30, 2017 compared with the same period in 2016 and represented 42.9 percent and 42.3 percent of consolidated total operating expenses during the nine months ended September 30, 2017 and September 30, 2016, respectively. Cost of services included $0.3 million of Merger related expenses incurred during the nine months ended September 30, 2017 and $4.0 million of Reorganization costs incurred during the nine months ended September 30, 2016.

Selling, general and administrative increased $53.2 million, or 9.0 percent, for the nine months ended September 30, 2017 compared with the respective period in 2016, primarily driven by $20.1 million of Merger related expenses as well as increased marketing and technology costs. Selling, general and administrative included $14.1 million of TVN transaction and integration related expenses and $8.7 million of Reorganization costs incurred during the nine months ended September 30, 2016.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest expense, net decreased $28.0 million, or 28.1 percent, for the nine months ended September 30, 2017 compared with the same period in 2016 driven by less debt outstanding as of September 30, 2017. Our debt outstanding as of September 30, 2017 included the 2020 Notes, the 2022 Notes and the 2025 Notes. Also outstanding as of September 30, 2017 were the 2019 Notes and the 2024 Notes, as well as $185.0 million drawn on the Amended Revolving Credit Facility. In addition to what was outstanding as of September 30, 2017, we had the 2016 Notes, the 2020 TVN Notes and the Term Loan outstanding as of September 30, 2016. Interest expense, net also includes interest income of $3.4 million and $3.9 million related to the UKTV Loan for the nine months ended September 30, 2017 and 2016, respectively.

(Loss) gain on sale of investments decreased $192.8 million for the nine months ended September 30, 2017 compared with the same period in 2016 primarily due to the $208.2 million gain realized on the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016 which was partially offset by a $16.4 million loss incurred on the sale of a cost method investment in the second quarter of 2016.

Miscellaneous, net includes foreign currency transaction gains and losses, which totaled $67.0 million and $4.9 million of net gains for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Our effective income tax rate was 29.1 percent for the nine months ended September 30, 2017 compared with 30.6 percent for the nine months ended September 30, 2016, primarily driven by an increase in tax benefits resulting from differences in the U.S. statutory rate and that of foreign jurisdictions.

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

Information regarding the operating performance of our business segments, including a reconciliation of consolidated segment profit to income from operations before income taxes in accordance with GAAP, is as follows:

Consolidated Results of Operations

Three months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Three months ended September 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
U.S. Networks	$692,367	$686,263	$6,104	0.9%
International Networks	139,375	123,247	16,128	13.1%
Corporate and Other	(6,217)	(6,425)	208	3.2%
Operating revenues	825,525	803,085	22,440	2.8%
Cost of services, excluding depreciation and amortization	318,292	298,207	(20,085)	(6.7)%
Selling, general and administrative	224,192	200,820	(23,372)	(11.6)%
Total segment profit	283,041	304,058	(21,017)	(6.9)%
Depreciation	14,736	20,370	5,634	27.7%
Amortization	17,400	25,771	8,371	32.5%
Total operating income	250,905	257,917	(7,012)	(2.7)%
Interest expense, net	(23,092)	(32,609)	9,517	29.2%
Equity in earnings of affiliates	8,758	8,473	285	3.4%
(Loss) gain on derivatives	(3,446)	2,827	(6,273)	(221.9)%
Loss on sale of investments	(2,442)	-	(2,442)	NM
Miscellaneous, net	2,854	21,276	(18,422)	(86.6)%
Income from operations before income taxes	$233,537	$257,884	$(24,347)	(9.4)%
Segment profit (loss):
U.S. Networks	$307,687	$326,009	$(18,322)	(5.6)%
International Networks	15,911	3,829	12,082	315.5%
Corporate and Other	(40,557)	(25,780)	(14,777)	(57.3)%
Total segment profit	$283,041	$304,058	$(21,017)	(6.9)%

Consolidated Results of Operations

Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

	Nine months ended September 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
U.S. Networks	$2,208,299	$2,140,779	$67,520	3.2%
International Networks	418,162	391,629	26,533	6.8%
Corporate and Other	(20,770)	(19,674)	(1,096)	(5.6)%
Total operating revenues	2,605,691	2,512,734	92,957	3.7%
Cost of services, excluding depreciation and amortization	897,182	864,873	(32,309)	(3.7)%
Selling, general and administrative	643,959	590,774	(53,185)	(9.0)%
Total segment profit	1,064,550	1,057,087	7,463	0.7%
Depreciation	43,356	53,756	10,400	19.3%
Amortization	66,655	82,487	15,832	19.2%
Operating income	954,539	920,844	33,695	3.7%
Interest expense, net	(71,547)	(99,529)	27,982	28.1%
Equity in earnings of affiliates	50,181	55,863	(5,682)	(10.2)%
(Loss) gain on derivatives	(9,454)	13,860	(23,314)	(168.2)%
(Loss) gain on sale of investments	(1,026)	191,824	(192,850)	(100.5)%
Miscellaneous, net	62,575	5,670	56,905	NM
Income from operations before income taxes	$985,268	$1,088,532	$(103,264)	(9.5)%
Segment profit (loss):
U.S. Networks	$1,089,983	$1,086,645	$3,338	0.3%
International Networks	70,201	50,987	19,214	37.7%
Corporate and Other	(95,634)	(80,545)	(15,089)	(18.7)%
Total segment profit	$1,064,550	$1,057,087	$7,463	0.7%

U.S. Networks

U.S. Networks includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and digital businesses serving home, food and travel lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Lifestyle Studios. We own 100.0 percent of each of our networks, with the exception of Food Network and Cooking Channel, of which we own 68.7 percent.

U.S. Networks’ Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Three months ended September 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$474,796	$477,501	$(2,705)	(0.6)%
Distribution	203,496	194,276	9,220	4.7%
Other	14,075	14,486	(411)	(2.8)%
Operating revenues	692,367	686,263	6,104	0.9%
Cost of services, excluding depreciation and amortization	237,614	223,836	(13,778)	(6.2)%
Selling, general and administrative	147,066	136,418	(10,648)	(7.8)%
Segment profit	307,687	326,009	(18,322)	(5.6)%
Depreciation	10,946	17,103	6,157	36.0%
Amortization	9,801	10,098	297	2.9%
Operating income	286,940	298,808	(11,868)	(4.0)%
Interest expense, net	(119)	(79)	(40)	(50.6)%
Equity in earnings of affiliates	3,912	4,202	(290)	(6.9)%
Miscellaneous, net	2,309	3,538	(1,229)	(34.7)%
Income from operations before income taxes	$293,042	$306,469	$(13,427)	(4.4)%

Supplemental information:
Program amortization	$212,102	$196,266	$(15,836)	(8.1)%
Program payments	$203,499	$186,220	$(17,279)	(9.3)%
Capital expenditures	$8,648	$16,777	$8,129	48.5%

U.S. Networks generated operating revenues of $692.4 million, an increase of $6.1 million, or 0.9 percent, for the three months ended September 30, 2017 compared with the same period in 2016, with growth in distribution fees.

U.S. Networks operating revenues included a $2.7 million, or 0.6 percent, decrease in advertising sales for the three months ended September 30, 2017 compared with the respective period in 2016, primarily driven by impressions delivered, almost entirely offset by pricing. U.S. Networks’ advertising sales represented 68.6 percent and 69.6 percent of U.S. Networks’ total operating revenues during the three months ended September 30, 2017 and September 30, 2016, respectively.

The advertising sales decline was partially offset by a $9.2 million, or 4.7 percent, increase in distribution fees for the three months ended September 30, 2017 compared with the respective period in 2016, primarily driven by negotiated contractual rate increases, and, to a lesser extent, revenues generated from over-the-top and non-linear distribution platforms, partially offset by a decrease in the number of subscribers receiving our networks. U.S. Networks’ distribution fees represented 29.4 percent and 28.3 percent of U.S. Networks’ total operating revenues during the three months ended September 30, 2017 and September 30, 2016, respectively.

Cost of services increased $13.8 million, or 6.2 percent, for the three months ended September 30, 2017 compared with the respective period in 2016, primarily driven by investments in programming. Program amortization increased $15.8 million, or 8.1 percent, for the three months ended September 30, 2017 compared with the same period in 2016 and represented 52.3 percent and 50.7 percent of U.S. Networks’ total operating expenses during the three months ended September 30, 2017 and September 30, 2016, respectively. Cost of services included $0.2 million of Merger related expenses for the three months ended September 30, 2017 and $1.0 million of Reorganization costs incurred during the three months ended September 30, 2016.

Selling, general and administrative increased $10.6 million, or 7.8 percent, for the three months ended September 30, 2017 compared with the respective period in 2016, primarily driven by marketing and technology costs. Selling, general and administrative included $0.7 million of Merger related expenses for the three months ended September 30, 2017 and $0.3 million of Reorganization costs incurred during the three months ended September 30, 2016.

U.S. Networks’ Results of Operations

Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

	Nine months ended September 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Segment operating revenues:
Advertising	$1,539,503	$1,505,765	$33,738	2.2%
Distribution	626,538	592,445	34,093	5.8%
Other	42,258	42,569	(311)	(0.7)%
Segment operating revenues	2,208,299	2,140,779	67,520	3.2%
Cost of services, excluding depreciation and amortization	665,726	638,235	(27,491)	(4.3)%
Selling, general and administrative	452,590	415,899	(36,691)	(8.8)%
Segment profit	1,089,983	1,086,645	3,338	0.3%
Depreciation	32,406	44,014	11,608	26.4%
Amortization	29,713	30,141	428	1.4%
Segment operating income	1,027,864	1,012,490	15,374	1.5%
Interest expense, net	(383)	(165)	(218)	NM
Equity in earnings of affiliates	17,001	20,948	(3,947)	(18.8)%
Gain on sale of investments	—	208,197	(208,197)	(100.0)%
Miscellaneous, net	8,273	9,605	(1,332)	NM
Income from operations before income taxes	$1,052,755	$1,251,075	$(198,320)	(15.9)%

Supplemental segment information:
Program amortization	$589,604	$561,122	$(28,482)	(5.1)%
Program payments	$600,862	$576,478	$(24,384)	(4.2)%
Capital expenditures	$34,116	$34,015	$(101)	(0.3)%

U.S. Networks generated operating revenues of $2,208.3 million, an increase of $67.5 million, or 3.2 percent, for the nine months ended September 30, 2017 compared with the same period in 2016, with growth in both advertising sales and distribution fees.

U.S. Networks operating revenues included a $33.7 million, or 2.2 percent, increase in advertising sales for the nine months ended September 30, 2017 compared with the respective period in 2016, primarily driven by strong pricing, partially offset by impressions delivered. U.S. Networks’ advertising sales represented 69.7 percent and 70.3 percent of U.S. Networks’ total operating revenues during the nine months ended September 30, 2017 and September 30, 2016, respectively.

Advertising sales growth was supplemented by a $34.1 million, or 5.8 percent, increase in distribution fees for the nine months ended September 30, 2017 compared with the respective period in 2016, primarily driven by negotiated contractual rate increases, and, to a lesser extent, revenues generated from over-the-top and non-linear distribution platforms, partially offset by a decrease in the number of subscribers receiving our networks. U.S. Networks’ distribution fees represented 28.4 percent and 27.7 percent of U.S. Networks’ total operating revenues during the nine months ended September 30, 2017 and September 30, 2016, respectively.

Cost of services increased $27.5 million, or 4.3 percent, for the nine months ended September 30, 2017 compared with the respective period in 2016, primarily driven by investments in programming. Program amortization increased $28.5 million, or 5.1 percent, for the nine months ended September 30, 2017 compared with the same period in 2016 and represented 49.9 percent and 49.7 percent of U.S. Networks’ total operating expenses during the nine months ended September 30, 2017 and September 30, 2016, respectively. Cost of services included $0.2 million of Merger related expenses for the nine months ended September 30, 2017 and $4.0 million of Reorganization costs incurred during the nine months ended September 30, 2016.

Selling, general and administrative increased $36.7 million, or 8.8 percent, for the nine months ended September 30, 2017 compared with the respective period in 2016, primarily driven by marketing and technology costs. Selling, general and administrative included $0.7 million of Merger related expenses for the nine months ended September 30, 2017 and $4.8 million of Reorganization costs incurred during the nine months ended September 30, 2016.

Gain on sale of investments decreased $208.2 million for the nine months ended September 30, 2017 compared with the same period in 2016, primarily due to the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016.

U.S. Networks’ Supplemental Information

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Three months ended September 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues by network:
HGTV	$269,113	$265,758	$3,355	1.3%
Food Network	219,664	217,383	2,281	1.0%
Travel Channel	78,122	75,590	2,532	3.3%
DIY Network	38,758	40,091	(1,333)	(3.3)%
Cooking Channel	33,210	34,422	(1,212)	(3.5)%
Great American Country	6,578	7,119	(541)	(7.6)%
Digital	38,352	36,503	1,849	5.1%
Other	9,531	10,359	(828)	(8.0)%
Intrasegment eliminations	(961)	(962)	1	0.1%
Total segment operating revenues	$692,367	$686,263	$6,104	0.9%

U.S. Networks’ Supplemental Information

Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

	Nine months ended September 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues by network:
HGTV	$857,253	$820,226	$37,027	4.5%
Food Network	708,537	687,583	20,954	3.0%
Travel Channel	245,834	242,241	3,593	1.5%
DIY Network	123,121	128,600	(5,479)	(4.3)%
Cooking Channel	107,726	104,214	3,512	3.4%
Great American Country	21,009	22,639	(1,630)	(7.2)%
Digital	115,263	106,391	8,872	8.3%
Other	31,146	30,462	684	2.2%
Intrasegment eliminations	(1,590)	(1,577)	(13)	(0.8)%
Total segment operating revenues	$2,208,299	$2,140,779	$67,520	3.2%

International Networks

International Networks includes the TVN portfolio of networks and other lifestyle-oriented networks available in the UK, EMEA, APAC and Latin America. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle platform in the UK.

International Networks’ Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Three months ended September 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$92,607	$78,924	$13,683	17.3%
Distribution	29,568	27,421	2,147	7.8%
Other	17,200	16,902	298	1.8%
Operating revenues	139,375	123,247	16,128	13.1%
Cost of services, excluding depreciation and amortization	89,229	79,303	(9,926)	(12.5)%
Selling, general and administrative	34,235	40,115	5,880	14.7%
Segment profit	15,911	3,829	12,082	315.5%
Depreciation	3,136	3,010	(126)	(4.2)%
Amortization	7,599	15,673	8,074	51.5%
Operating income (loss)	5,176	(14,854)	20,030	134.8%
Interest income (expense), net	149	(6,755)	6,904	102.2%
Equity in earnings of affiliates	4,846	4,271	575	13.5%
Loss on sale of investments	(1,942)	—	(1,942)	NM
Miscellaneous, net	(14,108)	40,323	(54,431)	(135.0)%
Income from operations before income taxes	$(5,879)	$22,985	$(28,864)	(125.6)%

Supplemental information:
Program amortization	$51,279	$40,620	$(10,659)	(26.2)%
Program payments	$44,633	$39,771	$(4,862)	(12.2)%
Capital expenditures	$10,395	$6,835	$(3,560)	(52.1)%

International Networks generated operating revenues of $139.4 million, an increase of $16.1 million, or 13.1 percent, for the three months ended September 30, 2017 compared with the same period in 2016, with growth in both advertising sales and distribution fees.

International Networks’ operating revenues included a $13.7 million, or 17.3 percent, increase in advertising sales for the three months ended September 30, 2017 compared with the respective period in 2016, primarily driven by an increase in results at TVN. International Networks’ advertising sales represented 66.4 percent and 64.0 percent of International Networks’ total operating revenues during the three months ended September 30, 2017 and September 30, 2016, respectively.

Advertising sales growth was supplemented by a $2.1 million, or 7.8 percent, increase in distribution fees for the three months ended September 30, 2017 compared with the respective period in 2016. International Networks’ distribution fees represented 21.2 percent and 22.2 percent of International Networks’ total operating revenues during the three months ended September 30, 2017 and September 30, 2016, respectively.

Cost of services increased $9.9 million, or 12.5 percent, for the three months ended September 30, 2017 compared with the respective period in 2016. Program amortization increased $10.7 million, or 26.2 percent, for the three months ended September 30, 2017 compared with the respective period in 2016 and represented 38.2 percent and 29.4 percent of International Networks’ total operating expenses during the three months ended September 30, 2017 and September 30, 2016, respectively.

Selling, general and administrative decreased $5.9 million, or 14.7 percent, for the three months ended September 30, 2017 compared with the respective period in 2016, primarily driven by TVN transaction and integration related expenses incurred in the third quarter of 2016.

Interest income (expense), net increased $6.9 million, or 102.2 percent, for the three months ended September 30, 2017 compared with the respective period in 2016 due to lower debt balances in 2017.

Miscellaneous, net decreased $54.4 million, or 135.0 percent, for the three months ended September 30, 2017 compared with the same period in 2016, primarily driven by foreign currency transaction net losses in the third quarter of 2017 compared with foreign currency net gains in the third quarter of 2016.

International Networks’ Results of Operations

Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

	Nine months ended September 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Segment operating revenues:
Advertising	$287,649	$269,163	$18,486	6.9%
Distribution	84,591	80,771	3,820	4.7%
Other	45,922	41,695	4,227	10.1%
Segment operating revenues	418,162	391,629	26,533	6.8%
Cost of services, excluding depreciation and amortization	251,898	241,027	(10,871)	(4.5)%
Selling, general and administrative	96,063	99,615	3,552	3.6%
Segment profit	70,201	50,987	19,214	37.7%
Depreciation	9,053	8,965	(88)	(1.0)%
Amortization	36,942	52,346	15,404	29.4%
Operating income (loss)	24,206	(10,324)	34,530	334.5%
Interest income (expense), net	502	(20,698)	21,200	102.4%
Equity in earnings of affiliates	33,180	34,915	(1,735)	(5.0)%
Loss on sale of investments	(526)	—	(526)	NM
Miscellaneous, net	13,691	95,202	(81,511)	(85.6)%
Income from operations before income taxes	$71,053	$99,095	$(28,042)	(28.3)%

Supplemental segment information:
Program amortization	$138,747	$126,341	$(12,406)	(9.8)%
Program payments	$148,491	$126,645	$(21,846)	(17.2)%
Capital expenditures	$24,842	$13,894	$(10,948)	(78.8)%

International Networks generated operating revenues of $418.2 million, an increase of $26.5 million, or 6.8 percent, for the nine months ended September 30, 2017 compared with the same period in 2016, with growth in advertising sales, distribution fees and other revenues.

International Networks’ operating revenues included a $18.5 million, or 6.9 percent, increase in advertising sales for the nine months ended September 30, 2017 compared with the respective period in 2016, primarily driven by an increase in results at TVN. International Networks’ advertising sales represented 68.8 percent and 68.7 percent of International Networks’ total operating revenues during the nine months ended September 30, 2017 and September 30, 2016, respectively.

Advertising sales growth was supplemented by a $3.8 million, or 4.7 percent, increase in distribution fees for the nine months ended September 30, 2017 compared with the respective period in 2016. International Networks’ distribution fees represented 20.2 percent and 20.6 percent of International Networks’ total operating revenues during the nine months ended September 30, 2017 and September 30, 2016, respectively.

Advertising sales and distribution fees growth was further supplemented by a $4.2 million, or 10.1 percent, increase in other revenues for the nine months ended September 30, 2017 compared with the respective period in 2016, primarily driven by program licensing and production revenues.

Cost of services increased $10.9 million, or 4.5 percent, for the nine months ended September 30, 2017 compared with the respective period in 2016. Program amortization increased $12.4 million, or 9.8 percent, for the nine months ended September 30, 2017 compared with the respective period in 2016 and represented 35.2 percent and 31.4 percent of International Networks’ total operating expenses during the nine months ended September 30, 2017 and September 30, 2016, respectively.

Selling, general and administrative increased $3.6 million, or 3.6 percent, for the nine months ended September 30, 2017 compared with the respective period in 2016, primarily driven by TVN transaction and integration related expenses incurred in the third quarter of 2016.

Interest income (expense), net increased $21.2 million, or 102.4 percent, for the three months ended September 30, 2017 compared with the respective period in 2016 due to lower debt balances in 2017.

Miscellaneous, net decreased $81.5 million, or 85.6 percent, for the nine months ended September 30, 2017 compared with the same period in 2016, primarily driven by a decrease in foreign currency transaction net gains.

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

The Corporate and Other loss included $19.5 million of Merger related expenses incurred during the three months ended September 30, 2017 and $0.9 million of TVN transaction and integration related expenses and $0.2 million of Reorganization costs incurred during the three months ended September 30, 2016.

The Corporate and Other loss included $19.5 million of Merger related expenses incurred during the nine months ended September 30, 2017, and $3.9 million of Reorganization costs and $3.0 million of TVN transaction and integration related expenses incurred during the nine months ended September 30, 2016

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our Amended Revolving Credit Facility and access to capital markets. Advertising revenues provided between 70.1 percent and 70.6 percent of consolidated total operating revenues for the year-to-date periods of 2017 and 2016, respectively, so cash flow from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $114.7 million at September 30, 2017 and $122.9 million at December 31, 2016. Our Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings, with the option to increase up to $1,150.0 million, and expires in March 2020, with the exception of $32.5 million, which expires in March 2019. There were $185.0 million of outstanding borrowings under the Amended Revolving Credit Facility as of September 30, 2017.

We were in compliance with all financial covenants as of September 30, 2017.

Our cash flow year-to-date has primarily been used to fund investments, develop new businesses, pay dividends on our common stock and repay debt. We expect cash flow from operating activities in 2017 to provide sufficient liquidity to fund our normal operations.

Cash Flows

A summary of cash sources and uses was as follows:

	Nine months ended September 30,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Cash provided by operating activities	$833,365	$722,668	$110,697	15.3%
Cash (used in) provided by investing activities	(47,856)	165,660	(213,516)	(128.9)%
Cash used in financing activities	(817,121)	(780,396)	(36,725)	(4.7)%
Effect of exchange rate of cash and cash equivalents	23,404	(1,803)	25,207	1398.1%
(Decrease) increase in cash and cash equivalents	(8,208)	106,129	(114,337)	(107.7)%
Cash and cash equivalents - beginning of period	122,937	223,444	(100,507)	(45.0)%
Cash and cash equivalents - end of period	$114,729	$329,573	$(214,844)	(65.2)%

Cash and cash equivalents decreased $8.2 million during the nine months ended September 30, 2017 and increased $106.1 million during the nine months ended September 30, 2016. Components of these changes are discussed below in more detail.

Operating Activities

Cash provided by operating activities totaled $833.4 million for the nine months ended September 30, 2017 and $722.7 million for the nine months ended September 30, 2016.

Operating income totaled $954.5 million and $920.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, with the $33.7 million increase primarily driven by operating revenues.

Program payments exceeded program amortization by $40.3 million and $29.3 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, reducing cash provided by operating activities for these periods. Cash provided by operating activities is also impacted by income tax payments and refunds and interest payments. During the nine months ended September 30, 2017, we made income tax payments of $250.7 million and interest payments of $50.9 million, and during the nine months ended September 30, 2016, we made income tax payments of $309.5 million and interest payments of $54.1 million.

Investing Activities

Cash used in investing activities totaled $47.9 million for the nine months ended September 30, 2017, and cash provided by investing activities totaled $165.7 million for the nine months ended September 30, 2016. Capital expenditures totaled $60.2 million and $47.9 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The increase in capital expenditures year-over-year was driven by investments in technology. During the nine months ended September 30, 2017, we made cost investments of $10.0 million in fuboTV and $7.0 million in Philo, both of which are over-the-top distribution platforms. During the nine months ended September 30, 2016, we sold our 7.3 percent equity interest in Fox Sports South and received $225.0 million of cash proceeds. During the nine months ended September 30, 2017 we sold a wholly-owned entity and received $48.2 million of cash proceeds.

Financing Activities

Cash used in financing activities totaled $817.1 million for the nine months ended September 30, 2017 and $780.4 million for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we borrowed $450.0 million and made $740.0 million of repayments on our Amended Revolving Credit Facility and made a $250.0 payment to retire the Term Loan. During the nine months ended September 30, 2016, we did not incur borrowings under the Amended Revolving Credit Facility, but made $390.0 million of repayments.

We have paid quarterly dividends since our inception as a public company in July 2008. During the first quarter of 2017, the Board approved an increase in the quarterly dividend rate to $0.30 per share from $0.25 per share. Total dividend payments to holders of our Class A Common Shares and Common Voting Shares totaled $117.5 million and $97.1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends are not guaranteed and are subject to our earnings, financial condition and capital requirements.

A non-controlling owner held a 35.0 percent residual interest in Travel Channel as of December 31, 2015. In February 2016, we acquired the residual interest for $99.0 million.

Pursuant to the terms of the Food Network Partnership agreement, the Partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interest partner were $166.8 million and $143.6 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. We expect cash distributions to non-controlling interest owners to approximate $185.0 million in total for 2017.

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

We are subject to interest rate risk associated with our Amended Revolving Credit Facility as borrowings bear interest at LIBOR plus a spread that is determined by our Company’s debt rating. Accordingly, the interest we pay on these borrowings is dependent on interest rate conditions and the timing of our financing needs. Aggregate principal amounts of outstanding debt at September 30, 2017 included $1,488.6 million of Senior Notes issued in June 2015, which includes the 2020 Notes, the 2022 Notes and the 2025 Notes, and $992.2 million of Senior Notes issued in November 2014, which includes the 2019 Notes and the 2024 Notes. A 100 basis point increase or decrease in the blended level of interest rates, respectively, would decrease or increase the total aggregate fair value of all outstanding Senior Notes by approximately $107.4 million and $105.7 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments:

		September 30, 2017		December 31, 2016
(in thousands)	Maturity	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
Financial instruments subject to interest rate risk:
Amended Revolving Credit Facility	2019-2020	$185,000	$185,000	$475,000	$475,000
Term Loan	2017	-	-	249,932	249,932
2.75% Senior Notes	2019	497,684	505,390	496,855	506,575
2.80% Senior Notes	2020	596,271	606,000	595,224	602,946
3.50% Senior Notes	2022	396,610	409,560	396,065	404,784
3.90% Senior Notes	2024	494,552	510,910	493,977	507,470
3.95% Senior Notes	2025	495,750	508,480	495,333	508,155
Total debt		$2,665,867	$2,725,340	$3,202,386	$3,254,862

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV investment (see Note 7 – Investments, Acquisitions and Dispositions). The UKTV Loan, totaling $101.9 million at September 30, 2017 and $93.9 million at December 31, 2016, accrues interest at variable rates related to either the spread over LIBOR or other identified market indices. Because interest on the note receivable is variable, the carrying amount of such note receivable is believed to approximate fair value.

We conduct business in various countries outside the United States, resulting in exposure to movements in foreign currency exchange rates when translating from the local currency to the functional currency (see Note 13 - Derivative Financial Instruments).

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

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) was evaluated as of September 30, 2017. This evaluation was carried out under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective as of September 30, 2017.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in material loss.

ITEM 1A.	RISK FACTORS

A wide range of risks may affect our business and financial results, now and in the future. However, we consider the risks described in our Annual report on Form 10-K for the year ended December 31, 2016 to be the most significant. In addition to the risk factors identified in the Form 10-K, the Company’s ongoing review of changes to its business has identified the following new risk factors.

The Merger Agreement with Discovery Communications, Inc. has increased our exposure to non-business related risks associated with  the potential loss of shareholder value due to increased market speculation in connection with the future transaction. Additionally, there is increased risk of loss of key employees and talent during the pre-close and post transition periods.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter for which this report is filed.

We have share Repurchase Programs authorized by the Board that permit us to acquire the Company’s Class A Common Shares.

As of September 30, 2017, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs. We did not purchase any equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter for which this report is filed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this item is filed as part of this Form 10-Q. See Index of Exhibits to this Form 10-Q.

INDEX OF EXHIBITS

Number and Description of Exhibit

2.1	Agreement and Plan of Merger among Scripps Networks Interactive, Inc., Discovery Communications, Inc. and Skylight Merger Sub, Inc. ††

10.44	Amendment No. 1 to the Amended and Restated Scripps Family Agreement among The E. W. Scripps Company, Scripps Networks Interactive, Inc. and the Family Shareholders †

10.45	Employment Agreement between Scripps Networks Interactive, Inc. and Cynthia L. Gibson*†
10.46	Amendment No. 1 to Employment Agreement between Scripps Networks Interactive, Inc. and Cynthia L. Gibson*
10.47	Amendment No. 1 to Employment Agreement between Scripps Networks Interactive, Inc. and Mark S. Hale*
10.48	Amendment No. 2 to Employment Agreement between Scripps Networks Interactive, Inc. and Burton Jablin*
10.49	Employment Agreement between Scripps Networks Interactive, Inc. and Lori Hickok*
10.50	Amendment to Scripps Networks Interactive, Inc. Executive Severance Plan (as Amended and Restated Effective February 3, 2017)*
10.51	Scripps Networks Interactive, Inc. Executive Change in Control Plan*
31(a)	Section 302 Certifications

31(b)	Section 302 Certifications

32(a)	Section 906 Certifications **

32(b)	Section 906 Certifications **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Indicates management contract or compensatory plan, contract or arrangement.
**	This exhibit is furnished herewith but will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.
†	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed May 5, 2017, Commission File No. 001-34004
††	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, Filed July 31, 2017, Commission File No. 001-34004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: November 3, 2017	By:	/s/ Lori A. Hickok
Lori A. Hickok
Executive Vice President, Chief Financial Officer and Chief Development Officer
(Principal Financial and Accounting Officer)