Form 10-K
period 2017-12-31
Scripps Networks Interactive, Inc.
filed 2018-02-27
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Class A Common Shares of the registrant held by non-affiliates of the registrant on June 30, 2017, was approximately $5,902,000,000.  All Class A Common Shares beneficially held by executives and directors of the registrant and signatories to the Scripps Family Agreement have been deemed, solely for the purposes of the foregoing calculation, to be held by affiliates of the registrant.  There is no active market for our Common Voting Shares.

As of January 31, 2018, there were 96,250,145 of the registrant’s Class A Common Shares, $0.01 par value per share, outstanding and 33,850,481 of the registrant’s Common Voting Shares, $0.01 par value per share, outstanding.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

INDEX TO SCRIPPS NETWORKS INTERACTIVE, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENT INFORMATION

As used in this Annual Report on Form 10-K, the terms “SNI,” “Scripps,” “the Company,” “we,” “our,” “us” or similar terms may, depending on the context, refer to Scripps Networks Interactive, Inc., to one or more of its consolidated subsidiary companies or to all of them taken as a whole.

AVAILABLE INFORMATION

Our Company website is www.scrippsnetworksinteractive.com. Copies of all of our filings with the U.S. Securities and Exchange Commission (the “SEC”), including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Our website also includes copies of the following: Compensation, Nominating & Governance and Audit Committee charters, Corporate Governance Principles, Insider Trading Policy, Code of Ethics, Code of Business Conduct and Ethics for the Chief Executive Officer (“CEO”) and Senior Financial Officers and Anti-Bribery and Corruption Policy.

We use our website as a means of complying with our disclosure obligations under SEC Regulation Fair Disclosure (“FD”). The information contained on, or accessible through, our website shall not constitute incorporation by reference of the information contained on the website and shall not be deemed to be part of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Our Annual Report on Form 10-K contains certain forward‑looking statements that are based on our current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expectations expressed in the forward-looking statements. Such risks, trends and uncertainties, which in most instances are beyond our control, include without limitation, changes in advertising demand and other economic conditions; changing consumers’ tastes and viewing habits; program costs; labor relations; technological developments; risks related to international operations; competitive pressures; industry consolidation; interest rates; regulatory rulings; reliance on third-party vendors for various products and services and other risks, trends and uncertainties disclosed under “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions identify forward-looking statements. All forward-looking statements, which are as of the date of this filing, should be evaluated with the understanding of their inherent uncertainty. We undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances after the date as of which the statement is made.

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

We intend to expand and enhance our lifestyle brands by: growing our brands through the creation of popular new programming and content; reaching additional demographics; extending distribution on various platforms, such as over-the-top (“OTT”) and digital entrants providing streaming and/or on-demand services; and increasing our international footprint. We have a large library of content which we have produced and own the rights to indefinitely, enabling us to exploit original programming quickly and/or repackage content in a cost-effective manner.

BUSINESS SEGMENTS

We have two reportable segments: U.S. Networks and International Networks.

Our Chief Operating Decision Maker (“CODM”) evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we refer to as segment profit (loss). Segment profit (loss) is defined as income (loss) from operations before income taxes excluding depreciation, amortization, goodwill write-down, interest expense, net, equity in earnings of affiliates, gain (loss) on derivatives, gain (loss) on sale of investments and other miscellaneous non-operating expenses, which are included in net income (loss) determined in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

MERGER AGREEMENT WITH DISCOVERY COMMUNICATIONS, INC. (“Discovery”)

On July 30, 2017, Discovery, Scripps, and Skylight Merger Sub, Inc., a wholly-owned subsidiary of Discovery (“Merger Sub”), entered into an Agreement and Plan of Merger, (“Merger Agreement”). The Merger Agreement provides for the merger of Merger Sub with and into Scripps, with Scripps continuing as the surviving corporation and a wholly-owned subsidiary of Discovery (“Merger”) for a purchase price reflecting a total enterprise value of approximately $14.6 billion for the Company.

The Merger was approved unanimously by the Board of Directors of both SNI and Discovery and is subject to review by regulatory authorities in the U.S. and other jurisdictions. The Merger Agreement is also subject to a number of conditions as described in Note 4 – Significant Transactions.

The transaction is expected to close in the first quarter of 2018. The full terms of the transaction are included in the Merger Agreement dated July 30, 2017, which was included as Exhibit 2.1 to the Form 8-K filed with the SEC on July 31, 2017.

U.S. Networks

U.S. Networks includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and digital businesses serving home, food and travel lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Lifestyle Studios. We own 100.0 percent of each of our networks, with the exception of Food Network and Cooking Channel, of which we own 68.7 percent. Each of our networks is distributed by cable and satellite operators, telecommunication suppliers and other digital providers, such as those providing streaming, OTT or on-demand services.

U.S. Networks generates revenues primarily from advertising sales and distribution fees. U.S. Networks also earns revenues from licensing content as well as brands for consumer products.

Revenues from advertising sales generated by our domestic television networks depend on viewership ratings, as determined by Nielsen Media Research (“Nielsen”) and other third-party research companies, and rates paid by customers for delivery of advertisements to certain viewer demographics. Revenues from advertising sales are subject to seasonality, market-based variations and general economic conditions. Advertising sales are typically highest in the second and fourth quarters and can fluctuate relative to the popularity of specific programming, time of day an advertisement is run and seasonal demand of advertisers.

Revenues from distribution fees are typically the result of multi-year carriage agreements that contain scheduled rate increases. Distribution fees are determined primarily by the number of subscribers with access to the content of our various networks.

Our lifestyle-oriented interactive businesses are focused on the internal development and acquisition of interactive media that is intended to diversify sources of revenue and enhance our competitive advantage as a leading provider of home, food and travel and lifestyle-oriented content.

The lifestyle-oriented interactive businesses consist of our presence on multiple social media applications, TV Everywhere watch sites, mobile applications and desktop websites, including, but not limited to, our six network-branded websites: HGTV.com, Foodnetwork.com, Travelchannel.com, DIYNetwork.com, Cookingchanneltv.com and Greatamericancountry.com. In addition to serving as websites for the television networks, the websites provide informational and instructional content on specific topics within their respective lifestyle content categories. Revenues generated by our lifestyle interactive businesses are derived primarily from the sale of display, banner and video advertising through all of these platforms. All of our interactive businesses benefit from archived television network programming, of which we own approximately 95.2 percent. Owning our programming enables us to efficiently and economically repurpose it for use on websites and digital platforms, including streaming and on-demand services.

The lifestyle-oriented websites accounted for approximately 4.4 percent of U.S. Networks’ total operating revenues in 2017. The strategic focus of the lifestyle-oriented interactive businesses is to grow advertising sales by increasing views and video plays and attracting more unique visitors to our websites through site enhancements and additional video. Our strategy also includes attracting a broader audience through placing our video programming on national video streaming sites, developing new sources of revenue that capitalize on traffic growth on our digital platforms and capitalizing on the movement of advertising dollars to mobile platforms.

Programming expenses, employee costs and marketing and advertising expenses are the primary operating costs of U.S. Networks. Marketing and advertising expenses are incurred to support brand-building initiatives at all of our networks and interactive businesses.

HGTV

HGTV is available in approximately 90.8 million domestic television households and is simulcast in high definition (“HD”). HGTV programming content commands an audience interested specifically in home-related topics, such as decorating, interior design, home remodeling, landscape design and real estate. HGTV engages audiences by creating original programming that is entertaining, instructional and informative. HGTV appeals more strongly to female viewers with higher incomes in the 18 to 49 and 25 to 54 age ranges. HGTV ranked second among women in the 25 to 54 age range for cable networks. Also, HGTV ranked fourth among all adult viewers and eighth among adult viewers in the 25 to 54 age range for cable networks.

Programming on HGTV includes House Hunters, House Hunters International, Fixer Upper, Flip or Flop and its offshoots, The Property Brothers, Home Town, Caribbean Life and Beachfront Bargain Hunt. The network also has developed successful programming events, including the HGTV Dream Home Giveaway, HGTV Smart Home Giveaway, HGTV Urban Oasis Giveaway and annual live coverage of the Tournament of Roses Parade.  Many of the programs on HGTV feature, or are hosted by, high-profile television personalities such as Drew and Jonathan Scott, Chip and Joanna Gaines, David Bromstad and Ben and Erin Napier.

Food Network

Food Network is available in approximately 92.8 million domestic television households and is simulcast in HD. We currently own 68.7 percent of the Food Network and are the managing partner. The Tribune Media Company (“The Tribune”) has a 31.3 percent non-controlling interest in Food Network.

Food Network programming content attracts audiences interested specifically in food-related topics, such as food preparation, dining out, entertaining, competition, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative. Food Network appeals more strongly to female viewers with higher incomes in the 18 to 49 and 25 to 54 age ranges. Food Network ranked within the top 10 cable networks for women ages 18 to 49 and within the top 15 cable networks for adults ages 25 to 54.

Programming on Food Network includes primetime series Beat Bobby Flay, Chopped, Diners, Drive-ins and Dives, Food Network Star and Guy’s Grocery Games, as well as daytime series Barefoot Contessa, The Kitchen, Pioneer Woman and Trisha’s Southern Kitchen. Food Network hosts include high-profile television personalities such as Ted Allen, Alton Brown, Anne Burrell, Giada De Laurentiis, Bobby Flay, Guy Fieri, Alex Guarnaschelli, Geoffrey Zakarian, Ree Drummond, Trisha Yearwood and Valerie Bertinelli.

Travel Channel

Travel Channel is available in approximately 82.5 million domestic television households and is simulcast in HD. Travel Channel programming content attracts travel enthusiasts and adventurous personalities. Travel Channel appeals strongly to upscale cable viewers.

Programming on Travel Channel includes Expedition Unknown, Mysteries at the Museum, Bizarre Foods with Andrew Zimmern, Bizarre Foods: Delicious Destinations, Man v Food and Ghost Advendtures.  Many of the programs on Travel Channel feature, or are hosted by, high-profile television personalities such as Andrew Zimmern, Don Wildman, Josh Gates, Zak Bagans and Casey Webb.

DIY Network

DIY Network is available in approximately 55.6 million domestic television households and is simulcast in HD. DIY Network programming content attracts do-it-yourself audiences and provides entertaining and informational content across a broad range of categories, including home building, home improvement and renovations, gardening and landscaping. DIY Network appeals more strongly to male viewers with higher incomes in the 18 to 49 and 25 to 54 age ranges.

Programming on DIY Network includes Barnwood Builders, Vanilla Ice Project, Building Alaska, First Time Flippers, Tiny House Big Living and Texas Flip N Move. Many of the programs on DIY Network feature, or are hosted by, television personalities such as Vanilla Ice, Chris Lambton and Mike Holmes.

Cooking Channel

Cooking Channel is available in approximately 61.9 million domestic households and is simulcast in HD.  We currently own 68.7 percent of Cooking Channel, which represents a controlling interest. The Tribune has a 31.3 percent non-controlling interest in Cooking Channel.

Cooking Channel programming content caters to avid food lovers by focusing on food information, food exploration and instructional cooking. The Cooking Channel appeals more strongly to female viewers with higher incomes in the 18 to 49 and 25 to 54 age ranges.

Programming on Cooking Channel includes Beach Bites with Katie Lee, Best Thing I Ever Ate, Cake Hunters, Carnival Eats, Cheap Eats, Food Fact or Fiction and Man Fire Food. Cooking Channel hosts include notable television personalities such as Katie Lee, Michael McKean and Roger Mooking.

Great American Country

Great American Country is available in approximately 52.8 million domestic television households and is simulcast in HD. Great American Country provides its viewers with programming content that celebrates the country lifestyle and includes the country music experience, music performance specials, live concerts and country music videos.

Programming on Great American Country includes Going RV, Flea Market Flip, Log Cabin Living, Living Alaska and the Top 20 Country Countdown with television personalities Nan Kelley and Lara Spencer.

Scripps Lifestyle Studios

Scripps Lifestyle Studios digital brands reach approximately 375 million people every month across site, social and connected devices. The brands included under Scripps Lifestyle Studios include HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel, Great American Country, Spoon University and Genius Kitchen.

Scripps Lifestyle Studios digital content is distributed across major social networks, websites, emerging technologies and connected devices. Convergent and original digital programming appeals to male and female audiences in the 18 to 44 demographic The core brands, HGTV, Food Network and Travel Channel, consistently rank in the top 5 for social video views against category competitors. Spoon University engages with college students and millennials ages 18 to 24 and creates content aimed towards young people who are learning to cook for the first time. Genius Kitchen is a digital platform available on website, mobile and connected devices with content that appeals to millennials ages 22 to 35 who love food, cooking, entertaining and new experiences with friends.

International Networks

International Networks includes TVN, which operates a portfolio of free-to-air and pay-TV lifestyle and entertainment networks in Poland, including TVN, TVN24, TVN Style, TTV, TVN Turbo, i Swiat and TVN24 BiS as well as HGTV Poland. Also included in TVN is TVN Media, an advertising sales house. Additionally, International Networks includes other lifestyle-oriented networks available in the United Kingdom (“UK”), other European markets, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America (“LATAM”). International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle channel platform in the U.K.

International Networks generates revenues primarily from advertising sales, distribution fees and program licensing to third parties.  Satellite transmission fees, programming expenses, employee costs and marketing and advertising expenses are the primary operating costs of International Networks.

We currently distribute HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel, AFC and Fine Living Network, as well as the TVN network portfolio, in more than 175 countries and territories around the world. Our networks are broadcast in 31 languages via 42 channel feeds reaching more than 300 million cumulative subscribers. In addition to the broadcast networks, we also license a portion of our programming to other broadcasters around the world.

Internationally, we also have joint-venture partnerships with the BBC for UKTV and its suite of 10 general entertainment and lifestyle networks in the UK and with Corus Entertainment for HGTV, DIY Network, Food Network and Cooking Channel in Canada.

In 2009, the Company launched its first international pay-television channel through Food Network in the UK. The channel first launched on pay-television, then expanded its distribution in 2012 to free-to-air on Freeview, initially in primetime and then as a full 24-hour broadcast channel in 2013. Currently, Food Network is the third most viewed lifestyle channel and the sixth most viewed non-scripted factual channel in the UK. Food Network is also available across EMEA, APAC and Latin America.

In 2012, Travel Channel International Ltd. (“TCI”) was acquired, along with its base of operations in London. TCI is broadcast in 25 languages across a wide network of affiliates throughout EMEA and APAC. In 2014, TCI also became available on Freeview in primetime in the UK.

In 2013, the Company acquired AFC, a complementary channel brand to Food Network. AFC, which is based in Singapore, broadcasts 24 hours a day, seven days a week and reaches about 13.7 million subscribers in 11 markets.

In early 2014, we launched the Fine Living Network in Italy on the digital terrestrial television. Since its launch, over 58.3 percent of Italy’s television population has tuned into the channel. In late 2014, we launched HGTV in Singapore. HGTV is the first channel dedicated to the home and lifestyle category across APAC.

During 2015, we acquired TVN, a Polish media company; launched Travel Channel as a 24/7 free-to-air channel in the UK; expanded distribution of Food Network across Latin America and HGTV in APAC; launched Food Network in Australia in partnership with Special Broadcasting Service (“SBS”); and secured a large volume output deal with Nine in Australia to launch an HGTV-branded block on newly-established 9LIFE, Australia’s first free-to-air lifestyle network.

In the second quarter of 2016, we launched HGTV as a free-to-air channel in New Zealand as a first of its kind offering in the region. In the fourth quarter of 2016, we launched HGTV in the Middle East and North Africa. Also during the fourth quarter of 2016, we launched Cooking Channel in Canada, marking the first time we distributed this network outside the United States and Caribbean.

In the first quarter of 2017, we launched HGTV in Poland, expanding the reach of this brand internationally. In the second quarter of 2017, we launched Food Network as a free-to-air channel in Italy. In the third quarter of 2017, we launched Food Network South Africa.

Competition

Cable, satellite and telecommunications network programming is a highly-competitive business in the U.S. and worldwide. Our television networks and interactive businesses generally compete for advertising sales with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. Our television networks and interactive business also compete for their target audiences with all forms of programming and other media provided to viewers, including broadcast networks, local over-the-air television stations, competitors’ pay and basic cable television networks, streaming, OTT, on-demand services, online activities and other forms of news, information and entertainment. Additionally, our networks compete with other television networks and programming providers for distribution fees derived from agreements with cable and satellite operators, telecommunication suppliers and other distributors, including digital service providers.

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

“Must-Carry” Requirements

The FCC’s implementation of the statutory “must-carry” obligations requires cable operators and multichannel video programming distributors to give broadcasters preferential access to channel space. In contrast, cable programming television networks, such as ours, have no guaranteed right of carriage on these systems. This may reduce the amount of channel space that is available for carriage of our networks by these systems.

Regulation of the Internet and Mobile Applications

We operate numerous websites and make available mobile applications (“apps”) which we use to distribute information about our programs and to engage more deeply with our viewers. The operation of these websites and apps is subject to a range of international, federal, state and local laws, such as privacy and consumer protection regulations.

Video Description

The FCC requires program distributors that serve 50,000 or more subscribers to provide 87.5 hours of video-described programming per calendar quarter on channels carrying each of the top five national non-broadcast networks.  Every three years, using Nielsen ratings results, the FCC identifies the top five national non-broadcast networks.  In January 2018, the FCC determined that HGTV is one of the top five non-broadcast networks.  Accordingly, beginning July 1, 2018, HGTV will offer a quarterly minimum of 87.5 hours of described programming.

Employees

As of December 31, 2017, we had approximately 3,600 full-time equivalent employees globally.

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

In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends for future periods.

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

Advertisers place a premium on live viewers of content, including the quality of the audience, which is driven by viewer income and spending habits. The anticipated demographics that our advertising customers seek drives pricing for advertising, which could be negatively impacted should widespread customer acceptance of our content not occur.

Any event that could cast a negative light on our entertainment personalities or adversely impact our brands and brand reputation could have a material impact on our earnings.

If we are unable to maintain distribution agreements at acceptable rates, packaging and/or terms, our revenues and profitability could be negatively affected.

We enter into multi-year contracts with distributors for our networks. Our long-term distribution arrangements enable us to reach a large percentage of households receiving multichannel video programming distribution across the United States. As these contracts expire, we must renew or renegotiate them. If we are unable to renew them on acceptable terms or at rates and/or packaging similar to those in other distribution contracts, we may lose distribution rights and/or distribution fee revenues.

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

Generally, three of our networks that are carried on digital tiers are dependent upon the willingness of consumers to pay for such tiers, as well as our ability to negotiate favorable carriage agreements on widely accepted digital tiers.

Further consolidation among cable and satellite operators and telecommunications suppliers could reduce the number of distributors available to carry our programming, subject our distribution revenue to greater volume discounts and further increase the negotiating leverage of the cable and satellite operators and telecommunications suppliers, which could adversely affect our revenues, profitability and financial condition of our business.

Consolidation among distributors has given the largest cable, satellite and telecommunications operators considerable leverage in their relationship with content providers. The four largest distributors in the United States provide service to approximately 79.1 percent of U.S. paid television households receiving cable or satellite television service today.

Additionally, deficiencies with the methodologies of audience measurement techniques on tablets, mobile devices and emerging technologies may adversely impact our ability to monetize the use of our content.

Service disruptions and/or the failure of communications relied on by the Company could have a negative impact on the profitability of our business.

Our business relies heavily on communications satellites and transmitter facilities to transmit our programming to distributors. Shutdowns of satellites and transmitter facilities or service disruptions pose significant risks to the Company’s operations. Such disruptions may be caused by power outages, natural disasters, extreme weather, terrorist attacks, failures or impairments of communication satellites or on-ground uplinks or downlinks used to transmit programming or other similar events. If a satellite is not able to transmit the Company’s programming, the Company may not be able to secure an alternative communication satellite in a timely manner because there are a limited number of communications satellites available to transmit programming. If such an event were to occur, there could be a disruption in the delivery of the Company’s programming, which could harm the Company’s reputation and adversely affect the Company’s results of operations.

Our networks face significant competitive pressures related to attracting consumers and advertisers. Failure by us to maintain our competitive advantage may affect the profitability of our networks.

We face substantial competition from alternative providers of similar services. Our cable television networks compete for viewers with other broadcast and cable television networks and with home video products and other content providers, including OTT, digital streaming and on-demand services, for carriage of programming. Additionally, our cable television networks compete for advertising revenues with a variety of other media alternatives, including other broadcast and cable television networks, the internet, newspapers, radio stations and print media. Our websites compete for visitors and advertising dollars with other forms of media aimed at attracting similar audiences and, therefore, must provide popular content in order to maintain and increase site traffic. Competition may divert consumers from our services, which could reduce the profitability of our networks.

Changes in consumer behavior resulting from new technologies and distribution platforms may impact the performance of our networks.

We must adapt to advances in technologies and distribution platforms related to content transfer to ensure that our content remains desirable and widely available to our audiences. The ability to anticipate and take advantage of new and future sources of revenues from technological developments will affect our ability to continue to increase our revenues and expand our businesses. Additionally, we must adapt to the changing consumer behavior driven by advances in technology, such as digital streaming and on-demand services, and devices, such as tablets and mobile, providing consumers the ability to view content anywhere and at any time. Changes of these types may impact our traditional distribution methods for our content. If we cannot ensure that our distribution methods and content allow us to reach our target audiences through alternative vehicles, there could be a negative effect on our business.

We face risks relating to data security and privacy, which could result in the disclosure of confidential information, disruption of our programming services, damage to our brands and reputation, legal exposure and financial losses.

Our online, mobile and app offerings, as well as our internal systems, involve the storage and transmission of personal and proprietary information. Additionally, we and our partners rely on various technology systems in connection with the production and distribution of our programming. Although we monitor our security measures regularly, they may be breached due to employee error, computer malware, viruses, hacking and phishing attacks or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive, private or confidential information in order to gain access to our data or our users’ data. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our or our users’ proprietary information, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services and/or significant legal and financial exposure, each of which could potentially have an adverse effect on our business.

Further, our business is subject to a complex array of federal, state and international laws regarding the collection, use, retention, protection, disclosure, and transfer of personal data.   These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, the EU has adopted a new General Data Protection Regulation (“GDPR”), which will replace the existing Data Protection Directive (Directive 95/46/EC) and which goes into effect as of May 25, 2018.  GDPR will tighten regulation of the collection, use and security of personal data and will continue to restrict the trans-border flow of such data, while significantly increasing the potential fines for non-compliance. The European Commission (“EC”) has also proposed a new e-Privacy Regulation that would supersede the existing Directive and which, if adopted, could impose significant new legal requirements regarding electronic communications and the use of online tracking technologies and substantially increase penalties for non-compliance. Evolving data protection laws may require the Company to expend significant resources to implement additional data protection measures. The Company’s actual or alleged failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement actions and significant penalties.

The loss of key talent or inability to identify and locate new and engaging talent could cause disruption and adversely affect the profitability of our businesses.

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

Any event that could negatively impact our brands and brand reputation could have a material impact to our financial condition and results of operations.

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

Furthermore, some foreign markets where we and our partners operate may be more adversely affected by current economic conditions than the U.S. We also may incur substantial expense as a result of changes, including the imposition of new restrictions, in the existing economic or political environment in the regions where we do business. Acts of terrorism, hostilities, or financial, political, economic or other uncertainties could lead to a reduction in revenues or loss of investment, which could adversely affect our results of operations.

Our business is subject to risks of adverse changes in laws and regulations.

Our programming services and the distributors of our programming, including cable and satellite operators, telecommunication suppliers and other distributors, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations. For example, legislators and regulators continue to consider rules that would effectively require cable television operators to offer all programming on an à la carte basis, which would allow viewers to subscribe to individual networks rather than a package of networks, and/or require programmers to sell channels to distributors on an à la carte basis. Certain cable television operators and other distributors have already introduced tiers and/or OTT offerings, or more targeted network packages, to their customers that may or may not include some or all of our networks. The unbundling of programming could reduce distribution of certain of our networks, thereby leading to reduced viewership and increased marketing expenses and affecting our ability to compete for or attract the same level of advertising sales or distribution fees.

We could be subject to material liabilities as a result of changes in tax laws, regulations and policies.

We are subject to taxation in the U.S. and numerous international jurisdictions. Our tax rates are impacted by the tax laws, regulations and policies in federal, state and local and international territories where our businesses operate and may be subject to significant change. In addition, our tax returns may be audited, and settlements or litigation may occur. Such changes, audit settlements or litigation may result in the recognition of an additional charge to our income tax provision in the period and may adversely affect our effective income tax rate or require additional cash payments, which may impact our operating results, cash flows and financial condition.

Changes in economic conditions in the United States, globally and in the regions in which we operate or in specific industry sectors could adversely affect the profitability of our businesses.

Approximately 83.9 percent of our consolidated revenues in 2017 were derived from marketing and advertising spending in the United States, and approximately 13.9 percent of our consolidated revenues in 2017 were derived from marketing and advertising spending in Poland, including revenues from our advertising representation business. Advertising and marketing spending is sensitive to economic conditions and tends to decline in recessionary periods. A global or regional economic decline could reduce advertising prices and volume, resulting in a decrease in our advertising revenues.

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

Economic conditions affect a number of aspects of our businesses worldwide and impact the businesses of our partners who purchase advertising on our networks. Economic conditions can also negatively affect the ability of those with whom we do business to satisfy their obligations to us. The general worsening of current global economic conditions could adversely affect our business, financial condition or results of operations, and the worsening of economic conditions in certain parts of the world could impact the expansion or success of our businesses in such areas.

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

Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or U.S. anti-corruption laws applicable to our businesses. As a result, our ability to generate revenues and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.

Increased costs associated with programming may adversely impact our ability to profitably produce new content.

Our business relies on our ability to profitably produce quality programming that is widely accepted by our target demographics. Our core business involves the production, marketing and distribution of lifestyle content. Our investments in original programming and development can be significant and involve complex negotiations with multiple parties. These costs may not be recouped when the content is broadcast or distributed, and higher costs may lead to decreased profitability or potential write-downs. Increased competition from new entrants into the market for development and production of original programming increases our content costs, as creating competing high quality, original content can require significant investment.

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

Increased volatility and disruptions in the U.S. and global financial and equity markets may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing. Our borrowing costs can be affected by short and long-term debt ratings assigned by independent ratings agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A low rating could increase our cost of borrowing or make it more difficult for us to obtain future financing. Unforeseeable changes in foreign currencies could negatively impact our results of operations thereby adversely affecting interest coverage and leverage ratio calculations.

Foreign exchange rate fluctuations may adversely affect our operating results and financial condition.

We have significant operations in a number of foreign jurisdictions and certain of our operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. Dollar (“USD”). As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations and net asset balances. There is no assurance that downward trending currencies will rebound or that stable currencies will remain unchanged in any period or for any specific market.

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

Risks Related to the Transaction with Discovery

On July 30, 2017, Discovery, Scripps, and Merger Sub entered into the Merger Agreement. The Merger Agreement provides for the Merger, which has increased our exposure to non-business related risks associated with the potential loss of shareholder value due to increased market speculation in connection with the future Merger. Additionally, there is increased risk of loss of key employees and talent during the pre-close and post transition periods.

The transaction is subject to certain conditions, including conditions that may not be satisfied or completed on a timely basis, if at all.

The Merger was approved unanimously by the Board of Directors of both Scripps and Discovery and is subject to review by regulatory authorities in the U.S. and other jurisdictions. The Merger Agreement is also subject to a number of conditions, including, among other things and as further described in the Merger Agreement: (i)  obtaining certain Required Governmental Consents (as defined in the Merger Agreement), (ii) the absence of specified adverse laws or orders, (iii) the Discovery Series C Shares being approved for listing on the NASDAQ Stock Market, (iv) the representations and warranties of the Company and Discovery being true and correct, subject to the materiality standards contained in the Merger Agreement, (v) the parties having complied in all material respects with their respective obligations under the Merger Agreement and (vi) no Company Material Adverse Effect or Discovery Material Adverse Effect (each as defined in the Merger Agreement) having occurred since signing of the Merger Agreement.  On October 19, 2017, the SEC declared the registration statement on Form S-4 relating to the Merger effective, and on November 17, 2017, the shareholders of Scripps approved the Merger and adoption of the Merger Agreement, while the shareholders of Discovery approved the issuance of the Series C Shares by Discovery in connection with the Merger, each satisfying an additional condition to the closing of the transaction. Further, there can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the transaction will be completed.

Uncertainties associated with the transaction may cause employees to leave Discovery and/or Scripps and may otherwise affect the future business and operations of Discovery after the transaction.

Discovery’s success after the transaction will depend in part upon its ability to retain key employees of Discovery and Scripps. Prior to and following the completion of the Merger, current and prospective employees of Discovery and Scripps may experience uncertainty about their future roles with Discovery and choose to pursue other opportunities, which could have an adverse effect on Discovery after the transaction. If key employees depart, the integration of Scripps with Discovery may be more difficult, and Discovery’s business following the completion of the Merger may be adversely affected.

In order to complete the Merger, Discovery and Scripps must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be jeopardized or the anticipated benefits of the transaction could be reduced.

Completion of the Merger is conditioned upon the expiration or early termination of the waiting periods relating to the Merger under the HSR Act and the required governmental authorizations having been obtained and being in full force and effect, including approval by the EC pursuant to the Council Regulation No. 139/2004 of the European Community, (“EC Merger Regulation”), as well as Jersey Competition Regulatory Authority, referred to as the “JCRA”, pursuant to the Competition (Jersey) Law 2005. Further, as Discovery and Scripps both operate in the media and broadcasting sector, completion of the Merger is also conditioned upon the receipt of all necessary consents from the Irish Competition and Consumer Protection Commission and the Austrian Federal Competition Authority. To date, Discovery and Scripps have obtained the required governmental authorizations from the EC and the JCRA and the necessary consent from the Austrian Federal Competition Authority.

Although Discovery and Scripps have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals or expiration or earlier termination of relevant waiting periods, as the case may be, there can be no assurance that the relevant waiting periods will expire or be terminated early or that the relevant approvals will be obtained. In addition, the governmental entities that provide these approvals have broad discretion in administering the governing regulations. As a condition to approving the Merger or related transactions, these governmental entities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of Discovery’s business after completion of the Merger. Under the terms of the Merger Agreement, Discovery and its subsidiaries are required to take any and all actions necessary to obtain the consents, approvals, permits, expirations of waiting periods and authorizations of any governmental entity required to consummate the transaction, except those actions which would result in, or would be reasonably likely to result in, either individually or in the aggregate, a material adverse effect on Discovery, Scripps, and their respective subsidiaries, taken as a whole, after giving effect to the Merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying the completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the transaction, or otherwise adversely affecting Discovery’s businesses and results of operations after the completion of the Merger. In addition, Discovery and Scripps can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the transaction.

Although Discovery and Scripps believe that the transaction does not raise substantial regulatory concerns and that all remaining regulatory approvals will be obtained on a timely basis, Discovery and Scripps cannot be certain when, if or under what conditions these approvals will be obtained. Failure to obtain such approvals may result in the delay or abandonment of the transaction.

Even after the waiting periods under the HSR Act have expired and regulatory approvals that are a condition to the completion of the Merger have been obtained, Discovery and Scripps can provide no assurances that the transaction will not be challenged. Governmental authorities could seek to block or challenge the transaction, including after the completion of the Merger. In addition, private parties and individual states may bring legal actions under the antitrust laws in certain circumstances. Discovery and Scripps may not prevail and may incur significant costs in settling or defending any action under the antitrust laws. Although the parties believe the completion of the Merger will not likely be prevented by antitrust laws, there can be no assurances that a challenge to the transaction on antitrust grounds will not be made or, if a challenge is made, what the result will be.

Failure to complete the transaction may negatively impact the share price and the future business and financial results of Scripps.

If the transaction is not completed for any reason, the ongoing businesses of Scripps may be adversely affected and, without realizing any of the benefits of having completed the transaction, Scripps would be subject to a number of risks, including the following:

•	Scripps may experience adverse reactions from the financial markets, including negative impacts on its stock prices;

•	Scripps may experience negative reactions from its customers, regulators and employees;

•	Scripps will be required to pay certain costs relating to the Merger, whether or not the Merger is completed; and

•

Matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by Scripps management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to Scripps as an independent company.

If the transaction is not completed, the risks described above may materialize and may adversely affect Scripps’ businesses, financial condition, financial results and stock price.

In addition, Scripps could be subject to litigation related to any failure to complete the transaction or related to any enforcement proceeding commenced against Scripps to perform their respective obligations under the Merger Agreement. If the transaction is not completed, these risks may materialize and may adversely affect Scripps’ businesses, financial condition, financial results and stock prices.

While the transaction is pending, Scripps will be subject to business uncertainties, as well as contractual restrictions under the Merger Agreement, that may have an adverse effect on the businesses of Scripps.

Uncertainty about the effect of the transaction on Scripps’ employees and business relationships may have an adverse effect on Scripps and, consequently, on Discovery following the completion of the Merger. These uncertainties may impair Scripps’ ability to retain and motivate key personnel until and after the completion of the Merger and may cause third parties who deal with Scripps to seek to change existing business relationships with Scripps. If key employees depart or if third parties seek to change business relationships with Scripps, Discovery’s business following the completion of the Merger may be adversely affected.

In addition, the Merger Agreement contains customary covenants which restrict Scripps, without Discovery’s consent, from taking certain specified actions until the transaction closes or the Merger Agreement terminates. These restrictions may prevent Scripps from pursuing otherwise attractive business opportunities that may arise prior to the completion of the Merger or termination of the Merger Agreement.

Scripps will incur significant transaction and Merger-related integration costs in connection with the transaction.

Scripps expects to pay significant transaction costs in connection with the transaction. These transaction costs include legal, accounting, tax and financial advisory expenses, SEC filing fees, printing expenses, mailing costs and other related charges. A portion of the transaction costs will be incurred regardless of whether the transaction is completed.

In accordance with the Merger Agreement, Scripps will generally pay its own costs and expenses in connection with the transaction, whether or not the transaction is completed. Additionally, Scripps has the right to terminate the Merger Agreement under certain circumstances.

Uncertainty regarding the transaction could cause business partners, customers and other counterparties to delay or defer decisions concerning Scripps that could adversely affect the company.

The transaction will occur only if stated conditions are met, many of which are outside the control of Scripps. In addition, both parties to the Merger Agreement have rights to terminate the Merger Agreement under specified circumstances. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause business partners, customers and other counterparties to delay or defer decisions concerning Scripps’ businesses, which could negatively affect their respective businesses, results of operations and financial conditions. Business partners, customers and other counterparties may also seek to change existing agreements with Scripps as a result of the transaction. Any delay or deferral of those decisions or changes in agreements with Scripps could adversely affect the respective businesses, results of operations and financial conditions of Scripps, regardless of whether the transaction is ultimately completed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own approximately 643,000 square feet of office space, including our corporate headquarters in Knoxville, TN and our TVN headquarters in Warsaw, Poland. Additionally, we lease approximately 986,000 square feet of facilities to support our global operations in other locations, including New York, NY, Chevy Chase MD, Miami, FL, London, England, Sao Paulo, Brazil and Singapore.

Management believes its properties are adequate to support the business efficiently and that the properties and equipment therein have been well maintained.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to various lawsuits and claims in the ordinary course of business.

From time to time, we receive notices from third parties claiming that we are infringing their IP rights. Claims of IP infringement could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the IP in question. In addition, certain agreements may require us to indemnify the other party for certain third-party IP infringement claims, which could increase our damages and costs of defending against such claims. Even if the claims are without merit, defending against the claims can be time-consuming and costly.

The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above) and developments or assertions by or against us relating to IP rights and IP licenses could have a material effect on the our business, financial condition and operating results.  No current legal matters are expected to result in a material loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Company

Our executive officers as of February 27, 2018 were as follows:

Name	Age	Position
Kenneth W. Lowe	67	Chairman, President and Chief Executive Officer (since July 2008); President, Chief Executive Officer and Director, The E.W. Scripps Company (“EWS”) (2000 to 2008)
Lori A. Hickok	54

Executive Vice President, Chief Financial and Development Officer (since July 2017); Executive Vice President, Chief Financial Officer (2015 to 2017); Executive Vice President, Finance (2010 to 2015); Senior Vice President, Finance (2008 to 2010); Vice President and Controller, EWS (2002 to 2008)

Burton Jablin	57	Chief Operating Officer (since September 2015); President, Scripps Networks (2013 to 2015); President, Home Category (2010 to 2013); President, HGTV (2008 to 2010); President HGTV, EWS (2001 to 2008)
Cynthia L. Gibson	53	Executive Vice President, Chief Legal Officer and Corporate Secretary (since December 2012); Executive Vice President, Legal Affairs (2009 to 2012)
Mark S. Hale	59

Executive Vice President, Global Operations and Chief Technology Officer (since February 2010); Senior Vice President, Technology Operations and Chief Technology Officer (2008 to 2010); Senior Vice President/Technology Operations, EWS (2006 to 2008)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Shares are traded on the NASDAQ listing exchange under the ticker symbol “SNI.” As of January 31, 2018, there were approximately 613 owners of our Class A Common Shares based on security position listings and 19 owners of our Common Voting Shares, which do not have an established public trading market.

The following table reflects the range of high and low selling prices of our Class A Common Shares by quarter:

2017	High	Low
First quarter	$83.42	$71.29
Second quarter	$79.43	$64.87
Third quarter	$88.45	$66.62
Fourth quarter	$86.47	$77.51

2016	High	Low
First quarter	$66.99	$50.81
Second quarter	$68.44	$58.73
Third quarter	$68.34	$59.32
Fourth quarter	$73.71	$60.63

The following table provides information about the Company purchases of equity securities that are registered by the Company pursuant to section 12 of the Exchange Act (i.e., our class A Common Shares) during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/17 - 10/31/17	-	$-	-	$1,512,536,943
11/1/17 - 11/30/17	-	-	-	1,512,536,943
12/1/17 - 12/31/17	-	-	-	1,512,536,943
Total	-	$-	-	$1,512,536,943

Under the existing share repurchase programs (the “Repurchase Programs”), the Company is permitted to acquire up to $3,000.0 million cumulative Class A Common Shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs. There were no purchases under the Repurchase Programs during the year ended December 31, 2017.

There were no sales of unregistered equity securities during the year ended December 31, 2017.

Dividends

The Company paid a quarterly cash dividend of $0.30 per share, $0.25 per share and $0.23 per share for all four quarters in 2017, 2016 and 2015, respectively, to the shareholders of its Class A Common Shares and Common Voting Shares. The declaration and payment of dividends is regularly evaluated by the Company’s Board. Future dividends are subject to, among other things, the Company’s earnings, financial condition and capital allocation requirements.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s Class A Common Shares with the comparable cumulative return of the S&P 500 Index and a peer group of media companies (the “Peer Group Index”) for the five years ended December 31, 2017. The Peer Group Index is comprised of companies that engage in cable television programming as a significant portion of their business. However, some of the companies included in the Peer Group Index also engage in businesses in which the Company does not participate. The performance graph assumes that the value of the investment in our Class A Common Shares, the S&P 500 Index and the Peer Group Index was $100 on December 31, 2012 and that all dividends were reinvested.

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

The Proxy Statement will be filed with the SEC in connection with our 2018 Annual Meeting of Shareholders.

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

The reports of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, dated February 27, 2018, are filed as part of this Form 10‑K. See Index to Consolidated Financial Statement Information.

(b) The Company’s consolidated supplemental schedule is filed as part of this Form 10-K. See Index to Consolidated Financial Statement Schedules.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibits

The information required by this item appears in the Exhibits Index as part of this Form 10-K.

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO EXHIBITS

Exhibit Number	Description of Item	Footnote	Exhibit No. Incorporated
2.1	Separation and Distribution Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(1)	2.01
2.2	Contribution Agreement among TCM Parent, LLC, TCM Sub, LLC, Gulliver Media Holdings, LLC, Scripps Networks Interactive, Inc., Cox TMI, Inc., and Cox Communications, Inc.	(5)	2.1
2.3	Agreement among Flextech Broadband Limited, Virgin Media Investment Holdings Limited, Southbank Media Ltd. and Scripps Networks Interactive, Inc.	(9)	2.3
2.4	Agreement for Sale and Purchase of Shares in the Capital of N-Vision B.V. among ITI Media Group Limited, Groupe Canal + S.A., Southbank Media Ltd. And Scripps Networks Interactive, Inc.	(22)	2.1
2.5	Agreement and Plan of Merger among Scripps Networks Interactive, Inc., Discovery Communications, Inc. and Skylight Merger Sub, Inc.	(38)	2.1
3.1	Amended and Restated Articles of Incorporation of Scripps Networks Interactive, Inc.	(4)	3.1
3.2	Amended and Restated Code of Regulations of Scripps Networks Interactive, Inc.	(4)	3.2
4.1	Specimen Certificate of Class A Common Shares of Scripps Networks Interactive, Inc.	(3)	4.1
4.2	Indenture between Scripps Networks Interactive, Inc. and U.S. National Bank Association, as trustee	(27)	4.1
4.3	First Supplemental Indenture (2.70% Senior Notes Due 2016) between Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee	(10)	4.2
4.4	Second Supplemental Indenture (2.75% Senior Notes Due 2019 and 3.90% Senior Notes Due 2024) between Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee	(19)	4.1
4.5	Third Supplemental Indenture (2.80% Senior Notes Due 2020, 3.50% Senior Notes Due 2022 and 3.95% Senior Notes Due 2025) between Scripps Networks Interactive, Inc. and U.S. National Bank Association, as trustee	(24)	4.1
4.6	Form of Global Note Representing the 2016 Notes	(10)	4.3
4.7	Form of Global Note Representing the 2019 Notes	(19)	4.2
4.8	Form of Global Note Representing the 2024 Notes	(19)	4.3
4.9	Form of Global Note Representing the 2020 Notes	(24)	4.1
4.10	Form of Global Note Representing the 2022 Notes	(24)	4.1
4.11	Form of Global Note Representing the 2025 Notes	(24)	4.1
10.1	Tax Allocation Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.13
10.2	Employee Matters Agreement between Scripps Networks Interactive, Inc. and The E. W. Scripps Company	(2)	10.12
10.3	Scripps Networks Interactive, Inc. 2015 Long-Term Incentive Plan	(21)	Appendix I
10.4	Form of Nonqualified Stock Option Agreement (2015 Long-Term Incentive Plan)	(20)	4.4
10.5	Form of Restricted Share Unit Agreement (2015 Long-Term Incentive Plan)	(20)	4.5
10.6	Form of Performance-Based Restricted Share Unit Agreement (2015 Long-Term Incentive Plan)	(20)	4.6
10.7	Form of Nonqualified Stock Option Agreement (Non-Employee Directors) (2015 Long-Term Incentive Plan)	(20)	4.7
10.8	Form of Restricted Share Unit Agreement (Non-Employee Directors) (2015 Long-Term Incentive Plan)	(20)	4.8

Exhibit Number	Description of Item	Footnote	Exhibit No. Incorporated
10.9	Scripps Networks Interactive, Inc. 2008 Long-Term Incentive Plan	(31)	10.4
10.10	Form of Nonqualified Stock Option Agreement (2008 Long-Term Incentive Plan)	(32)	10.5
10.11	Form of Performance-Based Restricted Share Unit Agreement (2008 Long-Term Incentive Plan)	(33)	10.6
10.12	Form of Restricted Share Award Agreement (2008 Long-Term Incentive Plan)	(33)	10.7
10.13	Form of Performance-Based Restricted Share Unit Agreement (2008 Long-Term Incentive Plan)	(32)	10.8
10.14	Form of Restricted Share Unit Agreement (2008 Long-Term Incentive Plan)	(32)	10.8.B
10.15	Scripps Networks Interactive, Inc. Amended and Restated Executive Annual Incentive Plan*	(21)	Appendix II
10.16	Executive Deferred Compensation Plan (amended and restated effective January 1, 2011)*	(13)	10.1
10.17	2008 Deferred Compensation and Stock Plan for Directors	(3)	10.11
10.18	Executive Change in Control Plan (as amended and restated on November 16, 2012)*	(28)	10.12
10.19	2012 Executive Change in Control Plan*	(28)	10.13
10.20	Executive Severance Plan (as amended and restated effective October 6, 2014)*	(28)	10.14
10.21	Supplemental Executive Retirement Plan*	(29)	10.20
10.22	Amendment to Supplemental Executive Retirement Plan*	(6)	10.20.B
10.23	Employee Stock Purchase Plan	(30)	10.21
10.24	Amended and Restated Scripps Family Agreement among The E. W. Scripps Company, Scripps Networks Interactive, Inc. and the Family Shareholders	(37)	10.24
10.25	Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(7)	10.1
10.26	Amendment to Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(8)	10.2
10.27	Amendment No. 2 to Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(11)	10.3
10.28	Amendment No. 3 to Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe*	(16)	10.4
10.29	Employment Agreement between Scripps Networks Interactive, Inc. and Burton Jablin*	(14)	10.31
10.30	Amendment No. 1 to Employment Agreement between Scripps Networks Interactive, Inc. and Burton Jablin*	(26)	10.31A
10.31	Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro*	(7)	10.2
10.32	Amendment No. 1 to Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro*	(12)	10.1
10.33	Amendment No. 2 to Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro*	(15)	10.1
10.34	Amendment No. 3 to Employment Agreement between Scripps Networks Interactive, Inc. and Joseph G. NeCastro*	(37)	10.34
10.35	Separation Agreement and General Release between Scripps Networks Interactive, Inc. and Joseph G. NeCastro*	(37)	10.35
10.36	Employment Agreement between Scripps Networks Interactive, Inc. and Mark S. Hale*	(18)	10.33
10.37	Employment Agreement between Scripps Networks Interactive, Inc. and Cynthia L. Gibson*	(13)	10.35

Exhibit Number	Description of Item	Footnote	Exhibit No. Incorporated
10.38	Employment Agreement between Scripps Networks Interactive, Inc. and Lori Hickok*	(34)	10.34
10.39	Five-Year Competitive Advance and Revolving Credit Facility Agreement	(17)	10.4
10.40	Amendment to Five-Year Competitive Advance and Revolving Credit Facility Agreement	(23)	10.40A
10.41	Senior Unsecured Term Loan Agreement among Scripps Networks Interactive, Inc., Wells Fargo Bank, National Association, and the Banks	(25)	10.41
10.42	Amendment No. 4 to Employment Agreement between Scripps Networks Interactive, Inc. and Kenneth W. Lowe *	(36)	10.42
10.42	Membership Interest Purchase Agreement by and among Cox TMI, Inc., a Delaware corporation, Cox Communications, Inc., a Delaware corporation, Gulliver Media Holdings, LLC, a Delaware limited liability company, Scripps Networks Interactive, Inc., an Ohio corporation, and TCM Parent, LLC, a Delaware limited liability company	(35)	10.42
10.43	Purchase agreement by and between FSN Southern Holdings, Inc., a Colorado Corporation, Scripps Networks, LLC, a Delaware limited liability company, and FOX-BRV Southern Sports Holdings, LLC, a Delaware limited liability company	(35)	10.43
10.44	Amendment No. 1 to the Amended and Restated Scripps Family Agreement among The E. W. Scripps Company, Scripps Networks Interactive, Inc. and the Family Shareholders	(39)	10.44
10.45	Employment Agreement between Scripps Networks Interactive, Inc. and Cynthia L. Gibson*	(39)	10.45
10.46	Amendment No. 1 to Employment Agreement between Scripps Networks Interactive, Inc. and Cynthia L. Gibson*	(40)	10.46
10.47	Amendment No. 1 to Employment Agreement between Scripps Networks Interactive, Inc. and Mark S. Hale *	(40)	10.47
10.48	Amendment No. 2 to Employment Agreement between Scripps Networks Interactive, Inc. and Burton Jablin*	(40)	10.48
10.49	Employment Agreement between Scripps Networks Interactive, Inc. and Lori Hickok*	(40)	10.49
10.50	Amendment to Scripps Networks Interactive, Inc. Executive Severance Plan (as Amended and Restated Effective July 27, 2017)*	(40)	10.50
10.51	Scripps Networks Interactive, Inc. Executive Change in Control Plan*	(40)	10.51
12.1	Earnings to Fixed Charge Ratio**
14.1	Code of Ethics for CEO and Senior Financial Officers	(33)	14
21.1	Material Subsidiaries of Scripps Networks Interactive, Inc. **
23.1	Consent of Independent Registered Public Accounting Firm**
31(a)	Section 302 Certifications**
31(b)	Section 302 Certifications**
32(a)	Section 906 Certifications**
32(b)	Section 906 Certifications**
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

(1)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed on June 17, 2008, Commission File No. 001-34004.
(2)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed July 7, 2008, Commission File No. 001-34004.

(3)	Incorporated by reference to Registration Statement on Form 10, filed June 11, 2008, Commission File No. 001-34004.
(4)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed March 5, 2009, Commission File No. 001-34004.
(5)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed November 10, 2009, Commission File No. 001-34004.
(6)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed March 1, 2010, Commission File No. 001-34004.
(7)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed April 1, 2010, Commission File No. 001-34004.
(8)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed October 12, 2010, Commission File No. 001-34004.
(9)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed November 9, 2011.
(10)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed December 1, 2011.
(11)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed August 3, 2012.
(12)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed November 20, 2012.
(13)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed March 1, 2013.
(14)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed November 12, 2013.
(15)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed November 19, 2013.
(16)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed March 5, 2014.
(17)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed April 3, 2014.
(18)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed November 6, 2014.
(19)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed November 24, 2014.
(20)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form S-8, filed November 30, 2015.
(21)	Incorporated by reference to the Scripps Networks Interactive, Inc. definitive proxy statement, filed April 1, 2015.
(22)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed March 16, 2015.
(23)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed May 18, 2015.
(24)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed June 2, 2015.
(25)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed June 30, 2015.
(26)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed August 24, 2015.
(27)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form S-3, filed November 14, 2014.
(28)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed February 27, 2015.
(29)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form 10, filed June 6, 2008, Commission File No. 001-34004.
(30)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form 10, filed June 3, 2008, Commission File No. 001-34004.

(31)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed February 29, 2012.
(32)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed March 1, 2011.
(33)	Incorporated by reference to the Scripps Networks Interactive, Inc. Registration Statement on Form 10, filed March 26, 2008, Commission File No. 001-34004.
(34)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed May 7, 2015.
(35)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, filed February 29, 2016.
(36)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed November 7, 2016.
(37)	Incorporated by reference to the Scripps Networks Interactive, Inc. Annual Report on Form 10-K, filed February 25, 2016.
(38)	Incorporated by reference to the Scripps Networks Interactive, Inc. Current Report on Form 8-K, Filed July 31, 2017, Commission File No. 001-34004
(39)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed May 5, 2017, Commission File No. 001-34004
(40)	Incorporated by reference to the Scripps Networks Interactive, Inc. Quarterly Report on Form 10-Q, filed November 3, 2017, Commission File No. 001-34004

* Indicates management contract or compensatory plan, contract or arrangement.

** Filed herewith.

† Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016, and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: February 27, 2018	By:	/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth W. Lowe	Chairman, President and	February 27, 2018
Kenneth W. Lowe	Chief Executive Officer
(Principal Executive Officer)

/s/ Lori A. Hickok	Executive Vice President,	February 27, 2018
Lori A. Hickok	Chief Financial and Development Officer (Principal Financial and Accounting Officer)

/s/ Gina L. Bianchini	Director	February 27, 2018
Gina L. Bianchini

/s/ Michael R. Costa	Director	February 27, 2018
Michael R. Costa

/s/ Philip I. Kent	Director	February 27, 2018
Philip I. Kent

/s/ Donald E. Meihaus	Director	February 27, 2018
Donald E. Meihaus

/s/ Jarl Mohn	Director	February 27, 2018
Jarl Mohn

/s/ Richelle P. Parham	Director	February 27, 2018
Richelle P. Parham

/s/ Nicholas B. Paumgarten	Director	February 27, 2018
Nicholas B. Paumgarten

/s/ Mary Peirce	Director	February 27, 2018
Mary Peirce

/s/ Jeffrey Sagansky	Director	February 27, 2018
Jeffrey Sagansky

/s/ Wesley W. Scripps	Director	February 27, 2018
Wesley W. Scripps

/s/ Ronald W. Tysoe	Director	February 27, 2018
Ronald W. Tysoe

Selected Financial Data

Five-Year Financial Highlights

	Year ended December 31,
(in thousands, except per share data and cash dividends)	2017	2016	2015 (7)	2014	2013
Summary of Operations
Operating revenues (1):
U.S. Networks	$2,967,042	$2,871,424	$2,716,663	$2,588,357	$2,466,061
International Networks	621,820	557,052	327,891	90,180	75,677
Corporate and Other	(27,055)	(27,041)	(26,327)	(13,081)	(10,929)
Total operating revenues	$3,561,807	$3,401,435	$3,018,227	$2,665,456	$2,530,809
Net income attributable to SNI common shareholders	$623,935	$673,595	$606,828	$545,275	$505,070
Per Share Data
Net income attributable to SNI common shareholders per share of common stock
Basic	$4.79	$5.20	$4.68	$3.86	$3.43
Diluted	$4.76	$5.18	$4.66	$3.83	$3.40

Cash dividends declared	$1.20	$1.00	$0.92	$0.80	$0.60
Balance Sheet Data
Total assets (6)	$6,521,680	$6,200,294	$6,672,314	$4,657,481	$4,438,447
Total debt (2)(3)(4)(5)(6)	$2,522,005	$3,202,386	$4,010,272	$2,369,254	$1,384,488

Notes to Selected Financial Data

(1) As a result of the 2015 acquisition of N-Vision B.V., a Dutch Limited Liability Company (“N-Vision”) (see Note 4 – Significant Transactions), our international operating segment became significant. Therefore, the Company has two reportable segments: U.S. Networks and International Networks. As a result of the above-mentioned changes, certain prior period segment results were recast to reflect the current presentation.

(2) In December 2009, we acquired a 65.0 percent controlling interest in Travel Channel. In connection with this acquisition, we completed a private placement of $885.0 million aggregate principal amount of 3.55% Senior Notes (the “2015 Notes”) that matured and were repaid in January 2015.

(3) In December 2011, we completed the sale of $500.0 million aggregate principal amount of 2.70% Senior Notes due 2016 (the “2016 Notes”) that matured and were repaid in December 2016.

(4) In November 2014, we completed the sale of $500.0 million aggregate principal amount of 2.75% Senior Notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 3.90% Senior Notes due 2024 (the “2024 Notes”).

(5) In May 2015, we amended our revolving credit facility (“Amended Revolving Credit Facility”) to permit borrowings up to an aggregate principal amount of $900.0 million, which may be increased to $1,150 million at our option.  In June 2015, we completed the sale of $600.0 million aggregate principal amount of 2.80% Senior Notes due 2020 (the “2020 Notes”), $400.0 million aggregate principal amount of 3.50% Senior Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of 3.95% Senior Notes due 2025 (the “2025 Notes”). Also during June 2015, we entered into a $250.0 million senior unsecured loan (“Term Loan”) that matured and was repaid in June 2017.

In September 2015, TVN executed a partial pre-payment of the 7.38% Senior Notes due 2020 (the “2020 TVN Notes”) totaling €45.1 million, comprised of principal of €43.0 million, accrued interest of €0.8 million and premium of €1.3 million.

In November 2015, TVN Finance Corporation III AB (“TVN Finance Corp.”), an indirect wholly-owned subsidiary of the Company, executed a second partial pre-payment of the 2020 TVN Notes totaling €45.6 million, comprised of principal of €43.0 million, accrued interest of €1.3 million and premium of €1.3 million.

In November 2015, TVN Finance Corp. executed a full early redemption of the 7.88% Senior Notes due 2018 (the “2018 TVN Notes”) totaling €118.9 million, comprised of principal of €116.6 million, accrued interest of a nominal amount and premium of €2.3 million. An additional €4.6 million was paid simultaneously to fulfill the November 15 coupon payment due.

In September 2016, TVN Finance Corp. executed a third partial pre-payment of the 2020 TVN Notes totaling €45.1 million, comprised of principal of €43.0 million, accrued interest of €0.8 million and premium of €1.3 million.

In December 2016, TVN Finance Corp. executed a full early redemption for the balance of the 2020 TVN Notes outstanding totaling €323.2 million, comprised of principal of €301.0 million, accrued interest of €11.1 million and premium of €11.1 million.

(6) In connection with the adoption of the FASB guidance on Imputation of Interest in 2015, we reclassified $10.2 million from other non-current assets to debt.

(7) 2015 includes activity related to the acquisition of N-Vision (the “Acquisition”).

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

The growth of our international business, through acquisitions and joint ventures, as well as organically, has been, and continues to be, a strategic priority for the Company.  During 2017, we launched Food Network Italy as a free-to-air channel, Food Network South Africa and HGTV Poland. During 2016, we launched Cooking Channel in Canada, marking the first time we distributed this network outside the United States and Caribbean; introduced HGTV in the Middle East and North Africa; and launched HGTV as a free-to-air channel in New Zealand as a first-of-its-kind offering in the region. During 2015, we acquired TVN, a Polish media company, which operates a portfolio of 12 free-to-air and pay-TV lifestyle and entertainment networks; launched Travel Channel as a 24/7 free-to-air channel in the UK; expanded distribution of Food Network across Latin America and HGTV in APAC; launched Food Network in Australia; secured a large volume output deal in Australia to launch Food Network and HGTV-branded blocks on newly-launched 9LIFE, Australia’s first free-to-air lifestyle network.

Consolidated operating revenues increased $160.4 million, or 4.7 percent, in 2017 compared with 2016. The year-over-year growth in consolidating operating revenues in 2017 was the result of an increase in both advertising sales and distribution fees within the U.S. Networks segment as well as growth in advertising sales at TVN within the International Networks segment. Consolidated income from operations before income taxes increased $33.4 million, or 2.6 percent, in 2017 compared with 2016, primarily driven by the aforementioned increase in operating revenues, a $102.8 million increase in foreign currency transaction net gains, which are included within miscellaneous, net, a $73.8 million write-down of goodwill and other intangible assets in 2016 and a $36.3 million decrease in interest expense, net, as a result of debt repayments in 2016 and 2017. These favorable variances were partially offset by a $192.9 decrease in (loss) gain on sale of investments primarily as a result of the $208.2 million gain realized on the sale of Fox-BRV Southern Sports Holdings (“Fox Sports South”) in 2016, $29.3 million of Merger related expenses and investments in programming, marketing and data in 2017.

Although International Networks experienced growth, primarily at TVN, and has increased its contribution to the consolidated results, U.S. Networks continues to account for the majority of the Company’s performance. U.S. Networks generated operating revenues of $2,967.0 million, representing 83.3 percent of consolidated operating revenues, for the year ended December 31, 2017 compared with $2,871.4 million, representing 84.4 percent of consolidated operating revenues, for the year ended December 31, 2016.

International Networks generated operating revenues of $621.8 million, representing 17.5 percent of consolidated operating revenues, for the year ended December 31, 2017 compared with $557.1 million, representing 16.4 percent of consolidated operating revenues, for the year ended December 31, 2016.

Results of Operations

Consolidated Results of Operations

2017 Compared with 2016

	Year ended December 31,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$2,505,257	$2,416,403	$88,854	3.7%
Distribution	955,404	894,367	61,037	6.8%
Other	101,146	90,665	10,481	11.6%
Total operating revenues	3,561,807	3,401,435	160,372	4.7%
Operating expenses:
Cost of services, excluding depreciation and amortization	1,253,994	1,193,228	(60,766)	(5.1)%
Selling, general and administrative	881,030	806,733	(74,297)	(9.2)%
Depreciation	58,349	71,559	13,210	18.5%
Amortization	93,516	123,442	29,926	24.2%
Goodwill write-down	505	57,878	57,373	99.1%
Total operating expenses	2,287,394	2,252,840	(34,554)	(1.5)%
Operating income	1,274,413	1,148,595	125,818	11.0%
Interest expense, net	(93,159)	(129,441)	36,282	28.0%
Equity in earnings of affiliates	59,758	71,382	(11,624)	(16.3)%
(Loss) gain on derivatives	(11,302)	17,868	(29,170)	(163.3)%
(Loss) gain on sale of investments	(1,026)	191,824	(192,850)	(100.5)%
Miscellaneous, net	82,526	(22,450)	104,976	467.6%
Income from operations before income taxes	1,311,210	1,277,778	33,432	2.6%
Provision for income taxes	496,859	430,330	(66,529)	(15.5)%
Net income	814,351	847,448	(33,097)	(3.9)%
Less: net income attributable to non-controlling interests	(190,416)	(173,853)	(16,563)	(9.5)%
Net income attributable to SNI	$623,935	$673,595	$(49,660)	(7.4)%

Consolidated operating revenues increased $160.4 million, or 4.7 percent, for the year ended December 31, 2017 compared with the same period in 2016, with growth in both advertising sales and distribution fees.

Consolidated advertising sales increased $88.9 million, or 3.7 percent, in 2017 compared with the respective period in 2016, primarily driven by an increase in results at TVN and strong pricing and additional units within U.S. Networks, partially offset by impressions delivered. Consolidated advertising sales represented 70.3 percent and 71.0 percent of consolidated total operating revenues in 2017 and 2016, respectively.

Consolidated advertising sales growth was supplemented by a $61.0 million, or 6.8 percent, increase in consolidated distribution fees in 2017 compared with the respective period in 2016, primarily driven by negotiated contractual rate increases and, to a lesser extent, revenues generated from over-the-top and non-linear distribution platforms, partially offset by a decrease in the number of subscribers receiving our networks. Consolidated distribution fees represented 26.8 percent and 26.3 percent of consolidated total operating revenues in 2017 and 2016, respectively.

Cost of services, which consists of program amortization and costs associated with distributing our content, increased $60.8 million, or 5.1 percent, for the year ended December 31, 2017 compared with the respective period in 2016. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, increased $63.4 million, or 6.8 percent, in 2017 compared with the same period in 2016 and represented 43.6 percent and 41.5 percent of consolidated total operating expenses during the years ended December 31, 2017 and December 31, 2016, respectively. Cost of services included $0.4 million of Merger related expenses incurred during 2017 and $5.5 million of costs related to the integration of our domestic networks (the “Reorganization”) incurred during 2016.

Selling, general and administrative, which primarily consists of employee costs, marketing and advertising expenses, administrative costs and costs of facilities, increased $74.3 million, or 9.2 percent, for the year ended December 31, 2017 compared with the respective period in 2016, primarily driven by increased ratings, research and technology costs as well as investments in marketing and data incurred during 2017 and $28.9 million of Merger related expenses incurred during 2017. Selling, general and administrative included $15.1 million of TVN transaction and integration related expenses and $10.8 million of Reorganization costs incurred during 2016.

Amortization, which reflects the expense associated with intangible assets, mainly identified through business acquisitions, decreased $29.9 million, or 24.2 percent, for the year ended December 31, 2017 compared with the same period in 2016, primarily driven by $15.9 million of accelerated amortization related to the write-down of certain long-lived intangible assets in our APAC reporting unit within International Networks in 2016.

Goodwill write-down decreased $57.4 million, or 99.1, percent for the year ended December 31, 2017 compared with the same period in 2016, due to the impairment of our APAC and EMEA reporting units within International Networks recognized in 2016. Goodwill write-down included a $0.5 million impairment within International Networks in 2017 as a result of the sale of a TVN-owned entity.

Interest expense, net primarily reflects the interest incurred on our outstanding borrowings. Interest expense, net decreased $36.3 million, or 28.0 percent, for the year ended December 31, 2017 compared with the same period in 2016 driven by less debt outstanding during 2017. Our debt outstanding as of December 31, 2017 included $2.5 billion of Senior Notes and $40.0 million drawn on the Amended Revolving Credit Facility. In addition to what was outstanding as of December 31, 2017, we had a $249.9 million balance on the Term Loan and an additional $435.0 million drawn on the Amended Revolving Credit Facility as of December 31, 2016. Interest expense, net also includes $5.8 million and $7.2 million of interest income in 2017 and 2016, respectively, primarily related to the UKTV Loan.

Equity in earnings of affiliates, which represents the proportionate share of net income or loss from each of our equity method investments, decreased $11.6 million, or 16.3 percent, for the year ended December 31, 2017 compared with the same period in 2016 primarily as a result of changes in exchange rates. Included in equity in earnings of affiliates is our proportionate 50.0 percent share of results from UKTV. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $37.3 million and $46.0 million proportionate share of UKTV’s results in 2017 and 2016, respectively, which were reduced by amortization of $12.3 million and $12.9 million in 2017 and 2016, respectively. Equity in earnings of affiliates also included profits of $8.4 million and $6.6 million related to nC+, a TVN equity investment, in 2017 and 2016, respectively, which were reduced by amortization of $4.1 million and $0.9 million in 2017 and 2016, respectively.

(Loss) gain on derivatives represents realized and unrealized positions on derivative contracts, primarily related to foreign currency hedges. We recognized an $11.3 million net loss on derivatives for the year ended December 31, 2017 compared with a $17.9 million net gain for the same period in 2016 as a result of the strengthening of the British Pound (“GBP”) relative to the USD.

(Loss) gain on sale of investments decreased $192.9 million for the year ended December 31, 2017 compared with the same period in 2016, primarily due to the $208.2 million gain realized on the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016, partially offset by a $16.4 million loss incurred on the sale of a cost method investment in the second quarter of 2016.

Miscellaneous, net primarily includes foreign currency transaction gains and losses, which represented an $86.7 million net gain for the year ended December 31, 2017 compared with a $16.1 million net loss in the same period in 2016. Miscellaneous, net also included a $10.7 million write-down associated with an equity method investment and a $6.7 million gain on extinguishment of debt related to the pre-payments of the 2020 TVN Notes in 2016.

Our effective tax rate was 37.9 percent for the year ended December 31, 2017 compared with 33.7 percent for the respective period in 2016, primarily attributable to changes in the estimated future tax benefits that will result when amounts which have previously been included in income from operations before income taxes within our statements of operations and other tax amounts are reflected in the Company’s taxable income.  These changes resulted directly from the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) that was enacted during the fourth quarter of 2017, and, among other things, reduces the federal corporate income tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018 (see Note 12 – Income Taxes).  This effect was partially offset by an increase in tax benefits from differences in the U.S. statutory rate and that of foreign jurisdictions as well as the goodwill write-down in 2016, which was not deductible for income tax purposes.

The Tribune holds a 31.3 percent non-controlling interest in the Food Network Partnership (the “Partnership”). The non-controlling owners’ proportionate share of the results of this business are captured in the net income attributable to non-controlling interests caption within the consolidated statements of operations and represents the continued profitability of the Partnership.

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

Consolidated advertising sales increased $353.9 million, or 17.2 percent, in 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN’s results for the entire twelve months in 2016 as well as strong pricing within U.S. Networks. Consolidated advertising sales represented 71.0 percent and 68.3 percent of consolidated total operating revenues in 2016 and 2015, respectively.

Consolidated advertising sales growth was supplemented by a $19.4 million, or 2.2 percent, increase in distribution fees in 2016 compared with the respective period in 2015, also primarily driven by the inclusion of TVN’s results for the entire twelve months in 2016 as well as negotiated contractual rate increases, partially offset by a rate equalization resulting from the consolidation of certain distributor agreements and a decrease in the number of subscribers receiving our networks. Consolidated distribution fees represented 26.3 percent and 29.0 percent of consolidated total operating revenues in 2016 and 2015, respectively.

Cost of services increased $205.9 million, or 20.9 percent, for the year ended December 31, 2016 compared with the respective period in 2015, inclusive of TVN’s results for the entire twelve months in 2016. Program amortization, which represents the largest expense and is the primary driver of fluctuations in cost of services, increased $151.0 million, or 19.3 percent, in 2016 compared with the same period in 2015 and represented 41.5 and 40.9 percent of consolidated total operating expenses during the years ended December 31, 2016 and December 31, 2015, respectively. Cost of services included $5.5 million of Reorganization costs incurred during 2016 and $2.8 million of costs related to the closure of the Cincinnati office and elimination of certain roles within the Company (the “Restructuring Plan”) incurred during 2015.

Selling, general and administrative increased $21.6 million, or 2.7 percent, for the year ended December 31, 2016 compared with the respective period in 2015, inclusive of TVN’s results for the entire twelve months in 2016. Selling, general and administrative included $15.1 million of TVN transaction and integration related expenses and $10.8 million of Reorganization costs incurred during 2016. Selling, general and administrative included $28.2 million of TVN transaction and integration related expenses, $13.3 million of costs related to the Restructuring Plan and $3.2 million of Reorganization costs incurred during 2015.

Amortization increased $54.8 million, or 79.8 percent, for the year ended December 31, 2016 compared with the same period in 2015, primarily driven by the long-lived assets recognized as a result of the Acquisition as well as $15.9 million of accelerated amortization related to the write-down of certain long-lived intangible assets in our APAC reporting unit within International Networks recognized in 2016

Goodwill write-down increased $57.9 million for the year ended December 31, 2016 compared with the same period in 2015 as a result of the impairment of our APAC and EMEA reporting units within International Networks.

Interest expense, net increased $21.4 million, or 19.8 percent, for the year ended December 31, 2016 compared with the same period in 2015 due to higher average debt levels. We increased our borrowing activity in the second quarter of 2015 to generate funds necessary to complete the Acquisition, a tender offer (the “Tender Offer”) and subsequent squeeze-out (the “Squeeze-out”), together the “Transactions.” Our debt outstanding as of December 31, 2016 included $2.5 billion of Senior Notes, a $249.9 million balance on the Term Loan and $475.0 million drawn on the Amended Revolving Credit Facility. In addition to what was outstanding as of December 31, 2016, we had the 2016 Notes and the 2020 TVN Notes, partially offset by an $85.8 million reduction in the amount drawn on the Amended Revolving Credit Facility as of December 31, 2015. Interest expense, net also includes $7.2 million and $6.9 million of interest income in 2016 and 2015, respectively, primarily related to the UKTV Loan.

Equity in earnings of affiliates decreased $9.5 million, or 11.8 percent, for the year ended December 31, 2016 compared with the same period in 2015, primarily driven by the sale of our 7.3 percent equity interest in Fox BRV Southern Sports Holdings (“Fox Sports South”) in the first quarter of 2016. Equity in earnings of affiliates includes our $46.0 million and $46.5 million proportionate share of UKTV’s results in 2016 and 2015, respectively, which were reduced by amortization of $12.9 million and $16.8 million in 2016 and 2015, respectively. Equity in earnings of affiliates also included profits of $7.4 million and losses of $0.7 million related to nC+ and Onet, TVN’s equity investments, in 2016 and 2015, respectively, which were reduced by amortization of $0.9 million and $4.9 million in 2016 and 2015, respectively.

Gain on derivatives represents realized and unrealized positions on derivative contracts, primarily related to foreign currency hedges. We recognized a $32.4 million, or 64.4 percent, decrease in net gains for the year ended December 31, 2016 compared with the same period in 2015, primarily as a result of various foreign currency hedge contracts executed for the Transactions in 2015.

Gain on sale of investments totaled $191.8 million for the year ended December 31, 2016, due to a $208.2 million gain from the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016, partially offset by a $16.4 million loss incurred on the sale of a cost method investment in the second quarter of 2016.

Miscellaneous, net primarily includes foreign currency transaction gains and losses, which represented a $16.1 million net loss for the year ended December 31, 2016 compared with a $22.4 million net loss in the same period in 2015. Miscellaneous, net also included a $10.7 million write-down associated with an equity method investment and a $6.7 million gain on extinguishment of debt in 2016 related to the pre-payments of the 2020 TVN Notes and an $8.3 million gain on extinguishment of debt related to the pre-payment of the 2018 TVN Notes and the 2021 PIK Notes and to the partial pre-payment of the 2020 TVN Notes in 2015 and an $8.7 million reduction in contingent liability in 2015.

Our effective tax rate was 33.7 percent for the year ended December 31, 2016 compared with 30.6 percent for the respective period in 2015, primarily attributable to a combination of unfavorable and favorable tax settlements that occurred in 2016 and 2015, respectively, and the goodwill write-down in 2016, which was not deductible for income tax purposes.

The Tribune holds a 31.3 percent non-controlling interest in the Partnership. The non-controlling owners’ proportionate share of the results of this business are captured in the net income attributable to non-controlling interests caption within the consolidated statements of operations and represents the continued profitability of the Partnership.

Business Segment Results

As discussed in Note 21 – Segment Information to the consolidated financial statements, our CODM evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we refer to as segment profit (loss). Segment profit (loss) is defined as income (loss) from operations before income taxes excluding depreciation, amortization, goodwill write-down, interest expense, net, equity in earnings of affiliates, gain (loss) on derivatives, gain (loss) on sale of investments and other miscellaneous non-operating expenses, which are included in net income (loss) determined in accordance with GAAP.

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

Consolidated segment profit (loss) is the aggregate of the segment profit (loss) for each of our two reportable segments. Consolidated segment profit (loss) is a financial measure that is not intended to replace income (loss) from operations before income taxes, the most directly comparable GAAP financial measure.  Our management believes that segment profit (loss) is a useful measure of the operating profitability of our businesses since the measure allows for an evaluation of the performance of our segments without regard to the effect of interest, depreciation and amortization and certain other items. For this reason, operating performance measures, such as consolidated segment profit (loss), are used by analysts and investors in our industry. Consolidated segment profit (loss) is not a measure of consolidated operating results under GAAP and should not be considered superior to, as a substitute for or as an alternative to, income (loss) from operations before income taxes or any other measure of consolidated operating results under GAAP.

Information regarding the operating performance of our business segments, including a reconciliation of consolidated segment profit (loss) to income (loss) from operations before income taxes determined in accordance with GAAP, is as follows:

	Year ended December 31,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
U.S. Networks	$2,967,042	$2,871,424	$95,618	3.3%
International Networks	621,820	557,052	64,768	11.6%
Corporate and Other	(27,055)	(27,041)	(14)	(0.1)%
Total operating revenues	3,561,807	3,401,435	160,372	4.7%
Cost of services, excluding depreciation and amortization	1,253,994	1,193,228	(60,766)	(5.1)%
Selling, general and administrative	881,030	806,733	(74,297)	(9.2)%
Total segment profit	1,426,783	1,401,474	25,309	1.8%
Depreciation	58,349	71,559	13,210	18.5%
Amortization	93,516	123,442	29,926	24.2%
Goodwill write-down	505	57,878	57,373	99.1%
Operating income	1,274,413	1,148,595	125,818	11.0%
Interest expense, net	(93,159)	(129,441)	36,282	28.0%
Equity in earnings of affiliates	59,758	71,382	(11,624)	(16.3)%
(Loss) gain on derivatives	(11,302)	17,868	(29,170)	(163.3)%
(Loss) gain on sale of investments	(1,026)	191,824	(192,850)	(100.5)%
Miscellaneous, net	82,526	(22,450)	104,976	467.6%
Income from operations before income taxes	$1,311,210	$1,277,778	$33,432	2.6%
Segment profit (loss):
U.S. Networks	$1,428,329	$1,413,450	$14,879	1.1%
International Networks	125,007	100,397	24,610	24.5%
Corporate and Other	(126,553)	(112,373)	(14,180)	(12.6)%
Total segment profit	$1,426,783	$1,401,474	$25,309	1.8%

	Year ended December 31,
(in thousands)	2016	2015	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
U.S. Networks	$2,871,424	$2,716,663	$154,761	5.7%
International Networks	557,052	327,891	229,161	69.9%
Corporate and Other	(27,041)	(26,327)	(714)	(2.7)%
Total operating revenues	3,401,435	3,018,227	383,208	12.7%
Cost of services, excluding depreciation and amortization	1,193,228	987,357	(205,871)	(20.9)%
Selling, general and administrative	806,733	785,179	(21,554)	(2.7)%
Total segment profit	1,401,474	1,245,691	155,783	12.5%
Depreciation	71,559	73,112	1,553	2.1%
Amortization	123,442	68,647	(54,795)	(79.8)%
Goodwill write-down	57,878	-	(57,878)	NM
Operating income	1,148,595	1,103,932	44,663	4.0%
Interest expense, net	(129,441)	(108,047)	(21,394)	(19.8)%
Equity in earnings of affiliates	71,382	80,916	(9,534)	(11.8)%
Gain on derivatives	17,868	50,256	(32,388)	(64.4)%
Gain on sale of investments	191,824	-	191,824	NM
Miscellaneous, net	(22,450)	(5,193)	(17,257)	(332.3)%
Income from operations before income taxes	$1,277,778	$1,121,864	$155,914	13.9%
Segment profit (loss):
U.S. Networks	$1,413,450	$1,337,189	$76,261	5.7%
International Networks	100,397	30,893	69,504	225.0%
Corporate and Other	(112,373)	(122,391)	10,018	8.2%
Total segment profit	$1,401,474	$1,245,691	$155,783	12.5%

U.S. Networks

U.S. Networks includes our six national television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and digital businesses serving home, food and travel lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Lifestyle Studios. We own 100.0 percent of each of our networks, with the exception of Food Network and Cooking Channel, of which we own 68.7 percent. Each of our networks is distributed by cable and satellite operators, telecommunication suppliers and other digital service providers, such as those providing streaming, OTT or on-demand services.

U.S. Networks’ Results of Operations

2017 Compared with 2016

	Year ended December 31,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$2,069,422	$2,029,095	$40,327	2.0%
Distribution	840,175	785,849	54,326	6.9%
Other	57,445	56,480	965	1.7%
Segment operating revenues	2,967,042	2,871,424	95,618	3.3%
Cost of services, excluding depreciation and amortization	918,439	887,554	(30,885)	(3.5)%
Selling, general and administrative	620,274	570,420	(49,854)	(8.7)%
Segment profit	1,428,329	1,413,450	14,879	1.1%
Depreciation	43,288	59,298	16,010	27.0%
Amortization	40,691	40,220	(471)	(1.2)%
Segment operating income	1,344,350	1,313,932	30,418	2.3%
Interest expense, net	(491)	(232)	(259)	(111.6)%
Equity in earnings of affiliates	20,292	23,943	(3,651)	(15.2)%
Gain on sale of investments	—	208,197	(208,197)	(100.0)%
Miscellaneous, net	11,777	13,259	(1,482)	(11.2)%
Income from operations before income taxes	$1,375,928	$1,559,099	$(183,171)	(11.7)%

Supplemental information:
Program amortization	$817,323	$783,310	$(34,013)	(4.3)%
Program payments	$787,106	$746,415	$(40,691)	(5.5)%
Capital expenditures	$44,203	$45,865	$1,662	3.6%

U.S. Networks generated operating revenues of $2,967.0 million, an increase of $95.6 million, or 3.3 percent, for the year ended December 31, 2017 compared with the same period of 2016, with growth in both advertising sales and distribution fees.

U.S. Networks’ operating revenues included a $40.3 million, or 2.0 percent, increase in advertising sales in 2017 compared with the respective period in 2016, primarily driven by strong pricing and additional units, partially offset by impressions delivered. U.S. Networks’ advertising sales represented 69.7 percent and 70.7 percent of U.S. Networks’ total operating revenues in 2017 and 2016, respectively.

Advertising sales growth was supplemented by a $54.3 million, or 6.9 percent, increase in distribution fees in 2017 compared with the respective period in 2016, primarily driven by negotiated contractual rate increases, and, to a lesser extent, revenues generated from over-the-top and non-linear distribution platforms, partially offset by a decrease in the number of subscribers receiving our networks. U.S. Networks’ distribution fees represented 28.3 percent and 27.4 percent of U.S. Networks’ total operating revenues in 2017 and 2016, respectively.

Cost of services increased $30.9 million, or 3.5 percent, for the year ended December 31, 2017 compared with the respective period in 2016. Program amortization increased $34.0 million, or 4.3 percent, in 2017 compared with the same period in 2016 and represented 50.4 percent and 50.3 percent of U.S. Networks’ total operating expenses during the years ended December 31, 2017 and December 31, 2016, respectively. Cost of services included $0.3 million of Merger related expenses incurred during 2017 and $5.5 million of Reorganization costs incurred during 2016.

Selling, general and administrative increased $49.9 million, or 8.7 percent, for the year ended December 31, 2017 compared with the respective period in 2016, primarily driven by increased ratings, research and technology costs as well as investments in marketing, and data incurred during 2017. Selling, general and administrative included $1.1 million of Merger related incurred during 2017 and $5.0 million of Reorganization costs incurred during 2016.

Gain on sale of investments decreased $208.2 million for the year ended December 31, 2017 compared with the same period in 2016, due to the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016.

U.S. Networks’ Supplemental Information

2017 Compared with 2016

	Year ended December 31,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues by network:
HGTV	$1,138,107	$1,089,616	$48,491	4.5%
Food Network	965,567	932,617	32,950	3.5%
Travel Channel	325,617	321,209	4,408	1.4%
DIY Network	162,035	167,944	(5,909)	(3.5)%
Cooking Channel	144,812	141,218	3,594	2.5%
Great American Country	27,546	29,496	(1,950)	(6.6)%
Digital	163,922	149,815	14,107	9.4%
Other	41,601	41,259	342	0.8%
Intrasegment eliminations	(2,165)	(1,750)	(415)	(23.7)%
Segment operating revenues	$2,967,042	$2,871,424	$95,618	3.3%

U.S. Networks’ Results of Operations

2016 Compared with 2015

	Year ended December 31,
(in thousands)	2016	2015	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$2,029,095	$1,851,574	$177,521	9.6%
Distribution	785,849	800,134	(14,285)	(1.8)%
Other	56,480	64,955	(8,475)	(13.0)%
Segment operating revenues	2,871,424	2,716,663	154,761	5.7%
Cost of services, excluding depreciation and amortization	887,554	794,387	(93,167)	(11.7)%
Selling, general and administrative	570,420	585,087	14,667	2.5%
Segment profit	1,413,450	1,337,189	76,261	5.7%
Depreciation	59,298	59,428	130	0.2%
Amortization	40,220	40,166	(54)	(0.1)%
Segment operating income	1,313,932	1,237,595	76,337	6.2%
Interest expense, net	(232)	(2,635)	2,403	91.2%
Equity in earnings of affiliates	23,943	43,851	(19,908)	(45.4)%
Gain on sale of investments	208,197	—	208,197	NM
Miscellaneous, net	13,259	22,919	(9,660)	(42.1)%
Income from operations before income taxes	$1,559,099	$1,301,730	257,369	19.8%

Supplemental information:
Program amortization	$783,310	$696,232	$(87,078)	(12.5)%
Program payments	$746,415	$764,154	$17,739	2.3%
Capital expenditures	$45,865	$40,120	$(5,745)	(14.3)%

U.S. Networks generated operating revenues of $2,871.4 million, an increase of $154.8 million, or 5.7 percent, for the year ended December 31, 2016 compared with the same period of 2015, with growth in advertising sales, partially offset by a decline in distribution fees.

U.S. Networks’ operating revenues included a $177.5 million, or 9.6 percent, growth in advertising sales in 2016 compared with the respective period in 2015, primarily driven by strong pricing. U.S. Networks’ advertising sales represented 70.7 percent and 68.2 percent of U.S. Networks’ total operating revenues in 2016 and 2015, respectively.

Advertising sales growth was partially offset by a $14.3 million, or 1.8 percent, decrease in distribution fees in 2016 compared with the respective period in 2015, primarily driven by a rate equalization resulting from the consolidation of certain distributors and a decrease in the number of subscribers receiving our networks, partially offset by negotiated contractual rate increases and revenues generated from new over-the-top and digital entrants, such as those providers streaming on-demand services. U.S. Networks’ distribution fees represented 27.4 percent and 29.5 percent of U.S. Networks’ total operating revenues in 2016 and 2015, respectively.

Cost of services increased $93.2 million, or 11.7 percent, for the year ended December 31, 2016 compared with the respective period in 2015. Program amortization increased $87.1 million, or 12.5 percent, in 2016 compared with the same period in 2015 and represented 50.3 percent and 47.1 percent of U.S. Networks’ total operating expenses during the years ended December 31, 2016 and December 31, 2015, respectively. The year-over-year fluctuation in program amortization was impacted by higher than normal program impairments that totaled $90.1 million in 2016 and $69.8 million in 2015. Cost of services included $5.5 million of Reorganization costs incurred during 2016 and $2.8 million of costs related to the Restructuring Plan incurred during 2015.

Selling, general and administrative decreased $14.7 million, or 2.5 percent, for the year ended December 31, 2016 compared with the respective period in 2015. Selling, general and administrative included $5.0 million of Reorganization costs incurred during 2016 and $5.8 million of costs related to the Restructuring Plan and $3.1 million of Reorganization costs incurred during 2015.

Equity in earnings of affiliates decreased $19.9 million, or 45.4 percent, for the year ended December 31, 2016 compared with the same period in 2015, primarily driven by the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016.

Gain on sale of investments increased $208.2 million for the year ended December 31, 2016 compared with the same period in 2015, due to the sale of our 7.3 percent equity interest in Fox Sports South in the first quarter of 2016.

U.S. Networks’ Supplemental Information

2016 Compared with 2015

	Year ended December 31,
(in thousands)	2016	2015	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues by network:
HGTV	$1,089,616	$1,007,706	$81,910	8.1%
Food Network	932,617	891,578	41,039	4.6%
Travel Channel	321,209	309,157	12,052	3.9%
DIY Network	167,944	167,421	523	0.3%
Cooking Channel	141,218	134,783	6,435	4.8%
Great American Country	29,496	30,487	(991)	(3.3)%
Digital	149,815	136,932	12,883	9.4%
Other	41,259	42,953	(1,694)	(3.9)%
Intrasegment eliminations	(1,750)	(4,354)	2,604	NM
Segment operating revenues	$2,871,424	$2,716,663	$154,761	5.7%

International Networks

International Networks includes the TVN portfolio of networks as well as HGTV Poland and other lifestyle-oriented networks available in the UK, EMEA, APAC and Latin America. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle platform in the UK.

International Networks’ Results of Operations

2017 Compared with 2016

	Year ended December 31,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$435,835	$387,308	$48,527	12.5%
Distribution	115,229	108,529	6,700	6.2%
Other	70,756	61,215	9,541	15.6%
Segment operating revenues	621,820	557,052	64,768	11.6%
Cost of services, excluding depreciation and amortization	362,573	324,429	(38,144)	(11.8)%
Selling, general and administrative	134,240	132,226	(2,014)	(1.5)%
Segment profit	125,007	100,397	24,610	24.5%
Depreciation	12,546	12,205	(341)	(2.8)%
Amortization	52,825	83,222	30,397	36.5%
Goodwill write-down	505	57,878	57,373	99.1%
Segment operating income (loss)	59,131	(52,908)	112,039	211.8%
Interest income (expense), net	616	(25,042)	25,658	102.5%
Equity in earnings of affiliates	39,466	47,439	(7,973)	(16.8)%
Loss on sale of investments	(526)	—	(526)	NM
Miscellaneous, net	28,935	98,740	(69,805)	(70.7)%
Income from operations before income taxes	$127,622	$68,229	$59,393	87.0%

Supplemental information:
Program amortization	$206,043	$168,861	$(37,182)	(22.0)%
Program payments	$206,314	$169,071	$(37,243)	(22.0)%
Capital expenditures	$37,590	$22,983	$(14,607)	(63.6)%

International Networks generated operating revenues of $621.8 million, an increase of $64.8 million, or 11.6 percent, for the year ended December 31, 2017 compared with the same period in 2016, with growth in advertising sales, distribution fees and other revenues.

International Networks’ operating revenues included a $48.5 million, or 12.5 percent, growth in advertising sales in 2017 compared with the respective period in 2016, primarily driven by results at TVN driven by the launch of HGTV Poland and higher audience share on certain networks. International Networks’ advertising sales represented 70.1 percent and 69.5 percent of International Networks’ total operating revenues in 2017 and 2016, respectively.

Advertising sales growth was supplemented by a $6.7 million, or 6.2 percent, increase in distribution fees in 2017 compared with the respective period in 2016. International Networks’ distribution fees represented 18.5 percent and 19.5 percent of International Networks’ total operating revenues in 2017 and 2016, respectively.

Advertising sales and distribution fees growth was further supplemented by a $9.5 million, or 15.6 percent, increase in other revenues in 2017 compared with the respective period in 2016, primarily driven by program licensing and production revenues.

Cost of services increased $38.1 million, or 11.8 percent, for the year ended December 31, 2017 compared with the respective period in 2016. Program amortization increased $37.2 million, or 22.0 percent, in 2017 compared with the same period in 2016 and represented 36.6 percent and 27.7 percent of International Networks’ total operating expenses during the years ended December 31, 2017 and December 31, 2016, respectively.

Selling, general and administrative increased $2.0 million, or 1.5 percent, for the year ended December 31, 2017 compared with the respective period in 2016.

Amortization decreased $30.4 million, or 36.5 percent, for the year ended December 31, 2017 compared with the same period in 2016, primarily driven by $15.9 million of accelerated amortization related to the write-down of certain long-lived intangible assets in our APAC reporting unit in 2016.

Goodwill write-down decreased $57.4 million, or 99.1 percent, for the year ended December 31, 2017 compared with the same period in 2016, due to the impairment of our APAC and EMEA reporting units in 2016. Goodwill write-down included a $0.5 million impairment in 2017 as a result of the sale of a TVN-owned entity.

Interest income (expense), net increased $25.7 million for the year ended December 31, 2017 compared with the same period in 2016 due to the repayment of the 2020 TVN Notes in the third and fourth quarters of 2016.

Equity in earnings of affiliates for International Networks accounted for approximately 66.0 percent of consolidated equity in earnings of affiliates and was primarily driven by the results of UKTV. Our 50.0 percent portion of UKTV’s earnings, net of amortization, was $25.0 million in 2017 compared with $33.1 million in 2016, representing an $8.1 million, or 24.5 percent, decrease year-over-year. Equity in earnings of affiliates also included profits of $8.4 million and $6.6 million related to nC+, TVN’s equity investment, in 2017 and 2016, respectively, which were reduced by amortization of $4.1 million and $0.9 million in 2017 and 2016, respectively.

Miscellaneous, net primarily includes foreign currency transaction gains and losses, which represented a $32.9 million and a $102.0 million net gain for the years ended December 31, 2017 and December 31, 2016, respectively. The $69.1 million, or 67.7 percent, decrease in foreign currency transaction net gain for the year ended December 31, 2017 compared with the same period in 2016 was primarily driven by the strengthening of the Polish Zloty (“PLN”) against the USD and the Euro (“EUR”).

International Networks’ Results of Operations

2016 Compared with 2015

	Year ended December 31,
(in thousands)	2016	2015	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Operating revenues:
Advertising	$387,308	$210,956	$176,352	83.6%
Distribution	108,529	74,850	33,679	45.0%
Other	61,215	42,085	19,130	45.5%
Segment operating revenues	557,052	327,891	229,161	69.9%
Cost of services, excluding depreciation and amortization	324,429	206,321	(118,108)	(57.2)%
Selling, general and administrative	132,226	90,677	(41,549)	(45.8)%
Segment profit	100,397	30,893	69,504	225.0%
Depreciation	12,205	10,760	(1,445)	(13.4)%
Amortization	83,222	28,481	(54,741)	(192.2)%
Goodwill write-down	57,878	—	(57,878)	NM
Segment Operating loss	(52,908)	(8,348)	(44,560)	(533.8)%
Interest expense, net	(25,042)	(23,953)	(1,089)	(4.5)%
Equity in earnings of affiliates	47,439	37,065	10,374	28.0%
Loss on derivatives	—	(3,845)	3,845	100.0%
Miscellaneous, net	98,740	17,242	81,498	472.7%
Income from operations before income taxes	$68,229	$18,161	$50,068	275.7%

Supplemental information:
Program amortization	$168,861	$87,224	$(81,637)	(93.6)%
Program payments	$169,071	$111,400	$(57,671)	(51.8)%
Capital expenditures	$22,983	$10,424	$(12,559)	(120.5)%

International Networks generated operating revenues of $557.1 million, an increase of $229.2 million, or 69.9 percent, for the year ended December 31, 2016 compared with the same period in 2015, primarily attributed to the inclusion of TVN’s results for the entire twelve months in 2016 as well as growth in both advertising sales and distribution fees revenues.

International Networks’ operating revenues included a $176.4 million, or 83.6 percent, growth in advertising sales in 2016 compared with the respective period in 2015, primarily driven by the inclusion of TVN’s results for the entire twelve months in 2016. International Networks’ advertising sales represented 69.5 percent and 64.3 percent of International Networks’ total operating revenues in 2016 and 2015, respectively.

Advertising sales growth was supplemented by a $33.7 million, or 45.0 percent, increase in distribution fees in 2016 compared with the respective period in 2015, also driven by the inclusion of TVN’s results for the entire twelve months in 2016. International Networks’ distribution fees represented 19.5 percent and 22.8 percent of International Networks’ total operating revenues in 2016 and 2015, respectively.

Cost of services increased $118.1 million, or 57.2 percent, for the year ended December 31, 2016 compared with the respective period in 2015, inclusive of TVN’s results for the entire twelve months in 2016. Program amortization increased $81.6 million, or 93.6 percent, in 2016 compared with the same period in 2015 and represented 27.7 percent and 25.9 percent of International Networks’ total operating expenses during the years ended December 31, 2016 and December 31, 2015, respectively.

Selling, general and administrative increased $41.5 million, or 45.8 percent, for the year ended December 31, 2016 compared with the respective period in 2015, inclusive of TVN’s results for the entire twelve months in 2016. Selling, general and administrative included $11.2 million of TVN transaction and integration related expenses incurred during 2016 and $4.6 million of TVN transaction and integration expenses incurred during 2015.

Amortization increased $54.7 million, or 192.2 percent, for the year ended December 31, 2016 compared with the same period in 2015, primarily driven by the long-lived intangible assets recognized as a result of the Acquisition as well as $15.9 million of accelerated amortization related the write-down of certain long-lived intangible assets in our APAC reporting unit in 2016

Goodwill write-down increased $57.9 million for the year ended December 31, 2016 compared with the same period in 2015 as a result of the impairment of our APAC and EMEA reporting units in 2016.

Equity in earnings of affiliates for International Networks accounted for approximately 66.5 percent of consolidated equity in earnings of affiliates and was primarily driven by the results of UKTV. Our 50.0 percent portion of UKTV’s earnings, net of amortization, was $33.1 million in 2016 compared with $29.7 million in 2015, representing a $3.4 million, or 11.4 percent, increase year-over-year. Equity in earnings of affiliates also included profits of $7.4 million and losses of $0.7 million related to nC+ and Onet, TVN’s equity investments, in 2016 and 2015, respectively, which were reduced by amortization of $0.9 million and $4.9 million in 2016 and 2015, respectively.

Miscellaneous, net primarily includes foreign currency transaction gains and losses, which represented a $102.0 million and a $9.2 million net gain for the years ended December 31, 2016 and December 31, 2015, respectively. The $92.8 million increase in foreign currency transaction net gain for the year ended December 31, 2016 compared with the same period in 2015 was primarily driven by the strengthening of the PLN against the USD and the EUR.

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

The Corporate and Other loss includes $27.9 million of Merger related expenses incurred during 2017. The Corporate and Other loss included $5.8 million of Reorganization costs and $4.0 million of TVN transaction and integration expenses incurred during 2016, and $23.6 million of TVN transaction and integration related expenses and $7.5 million of costs related to the Restructuring Plan incurred during 2015.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, available borrowing capacity under our Amended Revolving Credit Facility and access to capital markets. Advertising revenues provided between 68.3 percent and 71.0 percent of consolidated total operating revenues in 2017, 2016 and 2015, so cash flows from operating activities can be adversely affected during recessionary periods. Our cash and cash equivalents totaled $130.4 million at December 31, 2017, $122.9 million at December 31, 2016 and $223.4 million at December 31, 2015. Our Amended Revolving Credit Facility permits $900.0 million in aggregate borrowings, with the option to increase up to $1,150.0 million, and expires in March 2020, with the exception of $32.5 million, which expires in March 2019. There were $40.0 million of outstanding borrowings under the Amended Revolving Credit Facility as of December 31, 2017, which was subsequently repaid in January 2018. The Term Loan was repaid in accordance with its terms in the second quarter of 2017. During 2016, we repaid the TVN 2020 Notes and the 2016 Notes, which were funded by a combination of cash from operating activities and borrowings under the Amended Revolving Credit Facility.

We are in compliance with all financial debt covenants as of December 31, 2017.

Our cash flows have primarily been used to fund acquisitions and investments, develop new businesses, pay dividends on our common stock and repay debt. We expect cash flows generated from operating activities in 2018 to provide sufficient liquidity to fund our normal operations.

	Year ended December 31,
(in thousands)	2017	2016	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Cash provided by operating activities	$1,055,794	$948,826	$106,968	11.3%
Cash (used in) provided by investing activities	(65,016)	140,731	(205,747)	(146.2)%
Cash used in financing activities	(1,003,083)	(1,175,443)	172,360	14.7%
Effect of exchange rate of cash and cash equivalents	19,725	(14,621)	34,346	234.9%
Increase (decrease) in cash and cash equivalents	7,420	(100,507)	107,927	107.4%
Cash and cash equivalents - beginning of period	122,937	223,444	(100,507)	(45.0)%
Cash and cash equivalents - end of period	$130,357	$122,937	$7,420	6.0%

	Year ended December 31,
(in thousands)	2016	2015	$ Change Fav / (Unfav)	% Change Fav / (Unfav)
Cash provided by operating activities	$948,826	$812,984	$135,842	16.7%
Cash provided by (used in) investing activities	140,731	(604,500)	745,231	123.3%
Cash used in financing activities	(1,175,443)	(875,743)	(299,700)	(34.2)%
Effect of exchange rate of cash and cash equivalents	(14,621)	12,539	(27,160)	(216.6)%
Decrease in cash and cash equivalents	(100,507)	(654,720)	554,213	84.6%
Cash and cash equivalents - beginning of period	223,444	878,164	(654,720)	(74.6)%
Cash and cash equivalents - end of period	$122,937	$223,444	$(100,507)	(45.0)%

Cash and cash equivalents increased $7.4 million in 2017 and decreased $100.5 million and $654.7 million in 2016 and 2015, respectively. Components of these changes are discussed below in more detail.

Operating Activities

Cash provided by operating activities totaled $1,055.8 million in 2017, $948.8 million in 2016 and $813.0 million in 2015. Operating income totaled $1,274.4 million in 2017, $1,148.6 million in 2016 and $1,103.9 million in 2015. Growth in consolidated total operating revenues of $160.4 million, or 4.7 percent, in 2017 compared with the same period in 2016 was a result of an increase in both advertising sales and distribution fees growth within U.S.

Networks as well as growth in advertising sales at TVN. Growth in consolidated total operating revenues of $383.2 million, or 12.7 percent, in 2016 compared with the same period in 2015 was primarily driven by the inclusion of TVN’s results for the entire twelve months in 2016 compared with the same period in 2015, which includes TVN’s results for only six months. The increase in total consolidated operating revenues in 2017 compared with 2016 and 2016 compared with 2015 was the primary driver of the growth in operating income in the respective years.

Program amortization exceeded program payments by $4.4 million and $18.9 million in 2017 and 2016, respectively, increasing cash provided by operating activities. Program payments exceeded program amortization by $92.1 million in 2015, reducing cash provided by operating activities. Cash provided by operating activities was also reduced for income taxes and interest payments paid, totaling $435.3 million in 2017, $539.4 million in 2016 and $414.3 million in 2015 and was increased for dividends received from equity investments, totaling $77.8 million in 2017, $65.3 million in 2016 and $93.6 million in 2015. Benefiting cash flows from operations in 2017 was the $70.3 million increase in deferred revenue primarily as a result of the increase in our audience deficiency liability (“ADU”) build in 2017. Also impacting cash flows from operations negatively in 2017 was the $86.0 million increase in accounts receivable as of December 31, 2017 compared to as of December 31, 2016, driven by the growth in revenues.

Investing Activities

Cash used in investing activities totaled $65.0 million in 2017. Cash provided by investing activities totaled $140.7 million in 2016, and cash used in investing activities totaled $604.5 million in 2015. Capital expenditures totaled $75.6 million in 2017, $74.4 million in 2016 and $52.5 million in 2015.

In 2017, we received $46.7 million of cash proceeds for the sale of a wholly-owned entity and made cost investments of $12.4 million in fuboTV and $7.0 million in Philo, both of which are over-the-top distribution platforms.

In 2016, we received $225.0 million and $1.5 million of cash proceeds for the sales of our 7.3 percent equity interest in Fox Sports South and One King’s Lane, respectively. In 2016, we made costs investments of $5.0 million in PlutoTV and $4.7 million in Refinery29 and an equity investment of $5.7 million in Cooking Channel Canada.

Financing Activities

Cash used in financing activities totaled $1,003.1 million in 2017, $1,175.4 million in 2016 and $875.7 million in 2015.

In 2017, we incurred $630.0 million of borrowings and made $1,065.0 million of repayments under the Amended Revolving Credit Facility. Additionally, in 2017, we made a $250.0 million payment to retire the Term Loan in accordance with the agreement. In 2016, we incurred $475.0 million of borrowings and made $390.0 million of repayments under the Amended Revolving Credit Facility.

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

In 2015, we issued $1,500.0 million aggregate principal amount of Senior Notes consisting of the 2020 Notes, the 2022 Notes and the 2025 Notes. As a result of issuing the $1,500.0 million in Senior Notes, we incurred $14.5 million of deferred loan costs. In 2015, we also entered into the $250.0 million Term Loan. Additionally, in 2015 we incurred $1,435.5 million of borrowings and made $1,045.0 million of repayments under the Amended Revolving Credit Facility.

In 2015, we repaid the 2015 Notes, retired the 2021 PIK Notes, redeemed €43.0 million of the 2020 TVN Notes in both September and November 2015 and retired the 2018 TVN Notes.

Our Repurchase Programs authorized by the Board permits us to acquire the Company’s Class A Common Shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs. We did not make any repurchases during 2017 or 2016. During 2015, we repurchased 4.0 million shares for $288.5 million, including 3.0 million shares repurchased for $216.8 million from Scripps family members.

We have paid quarterly dividends since our inception as a public company on July 1, 2008. During the first quarter of 2017, the Board approved an increase in the quarterly dividend rate to $0.30 per share. Total dividend payments to shareholders of our Class A Common Shares and Common Voting Shares were $156.7 million in 2017, $129.7 million in 2016 and $118.9 million in 2015. We currently expect that quarterly cash dividends will continue to be paid in the future. However, future dividends are subject to our earnings, financial condition and capital requirements and are not guaranteed.

Pursuant to the terms of the Food Network Partnership agreement, the Partnership is required to distribute available cash to the general partners. Cash distributions to Food Network’s non-controlling interest partner were $186.1 million in 2017, $157.7 million in 2016 and $164.2 million in 2015. Cash distributions to Travel Channel’s non-controlling interest partner were zero in 2017, zero in 2016 and $13.0 million in 2015. Cash distributions to other non-controlling interests were zero in 2017, zero in 2016 and $12.3 million in 2015.

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

Our contractual obligations under certain contracts are included in the following table.

Contractual Obligations

A summary of our contractual cash commitments as of December 31, 2017 were as follows:

	Less than	Years	Years	Over
(in thousands)	1 Year	2 & 3	4 & 5	5 Years	Total
Debt:
Principal amounts	-	1,140,000	400,000	1,000,000	2,540,000
Interest on debt	84,640	144,081	98,917	85,115	412,753
Programming:
Available for broadcast	85,004	8,062	-	-	93,066
Not yet available for broadcast	364,903	59,161	-	-	424,064
Operating leases:
Non-cancelable	27,391	43,348	19,141	1,269	91,149
Cancelable	2,656	4,677	1,189	-	8,522
Pension obligations:
Minimum pension/SERP funding	15,626	23,723	13,094	36,874	89,317
Other commitments:
Satellite transmission	37,827	26,569	3,644	-	68,040
Non-cancelable purchase and service commitments	94,238	96,712	21,381	3,074	215,405
Cancelable purchase and service commitments	11,815	5,414	928	911	19,068
Total contractual cash obligations	$724,100	$1,551,747	$558,294	$1,127,243	$3,961,384

In the ordinary course of business, we enter into multi-year contracts to obtain distribution of our networks, license or produce programming, secure on-air talent, lease office space and equipment, obtain satellite transmission services and purchase other goods and services.

Debt

Principal payments on long-term debt reflect repayments under the Amended Revolving Credit Facility and the various senior notes assuming repayments will occur upon maturity. Interest payments on the fixed rate Senior Notes are projected based on the contractual rate and maturity of the note. Borrowings under the Amended Revolving Credit Facility incur interest charges based on the Company’s credit rating with drawn amounts incurring interest at LIBOR plus a range of 69 to 130 basis points and a facility fee ranging from 6 to 20 basis points, also subject to the Company’s credit ratings.

Programming

We enter into contracts with independent producers to produce programming and generally require that we purchase a specified number of episodes of a program. If the programs are ultimately not produced, our commitments generally expire without obligation.

We also enter into agreements to license programming from third parties, which generally require payments over the terms of the agreements. Licensed programming includes programs that have been delivered and are available for broadcast.

We expect to enter into additional production contracts and program licensing agreements to meet our future programming needs.

We secure on-air talent through single and multi-year talent agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our key talent contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual commitments table.

Operating Leases

We obtain certain office space under multi-year lease agreements. Leases for office space are generally not cancelable prior to their expiration.

We also enter into leases for operating and office equipment, which are generally cancelable by either party on 30 to 90 days’ notice. However, we expect such contracts will remain in force throughout the terms of the leases.

Amounts due under the agreements, assuming the agreements are not canceled prior to their expiration, are included in the contractual commitments table. Generally, we expect our operating leases will be renewed or replaced with similar agreements upon their expiration.

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

Income Tax Obligations

The contractual obligations table does not include any amounts for income taxes due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes. As of December 31, 2017, our reserves for income taxes totaled $148.5 million and are reflected in other liabilities on our consolidated balance sheets (see Note 12 – Income Taxes).

Other Commitments

We obtain satellite transmission, audience ratings, market research and certain other services under multi-year agreements. These agreements are generally not cancelable prior to expiration of the service agreement. We expect such agreements will be renewed or replaced with similar agreements upon their expiration.

We may also enter into contracts with certain vendors and suppliers. These contracts typically do not require the purchase of fixed or minimum quantities and generally may be terminated at any time without penalty. Included in the table of contractual obligations are purchase orders placed as of December 31, 2017. Purchase orders placed with vendors, including those with whom we maintain contractual relationships, are generally cancelable prior to shipment. While these vendor agreements do not require us to purchase a minimum quantity of goods or services, and we may generally cancel orders prior to shipment, we expect expenditures for goods and services in future periods will approximate those in prior years.

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

Estimated future cash flows are based on revenues previously generated from similar content and planned program usage, which can change based upon market acceptance, advertising sales and distribution fees and the number of subscribers receiving our networks. Planned program usage is based on our current expectations of future airings taking into account historical usage of similar content. Accordingly, we periodically review revenue estimates and planned usage and revise our assumptions if necessary. If actual demand or market conditions are less favorable than projected, a write-down to net realizable value is recorded. Development costs for programs that we have determined will not be produced are expensed.

Acquisitions

Assets acquired and liabilities assumed in a business combination are recorded at fair value. To determine fair value, we generally use market comparables and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows of the asset, the expected period of time over which those cash flows will occur and the determination of an appropriate discount rate. Changes in our estimates and projections could materially affect the amounts allocated to individual identifiable assets. While we believe our assumptions are reasonable, if different assumptions were made, the amounts allocated to finite-lived and indefinite-lived intangible assets could differ substantially from the reported amounts, and the associated amortization charge could also differ.

Goodwill

Goodwill for each reporting unit is tested for impairment at the reporting unit level at least annually, or when events occur or circumstances change that would indicate the fair value of a reporting unit may be below its carrying value.

To determine the fair value of a reporting unit, we generally use market comparables, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows of the asset, the expected period of time over which those cash flows will occur and the determination of an appropriate discount rate. Changes in our estimates and projections or changes in our established reporting units could materially affect the determination of fair value for each reporting unit.

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

Finite-Lived Intangible Assets

Finite-lived intangible assets (e.g., network distribution rights, customer and advertiser lists, tradenames, broadcast licenses and other acquired rights) are tested for impairment when a triggering event occurs. Such triggering events include, but are not limited to, the significant disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related asset. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of such asset exceeds the undiscounted cash flows, the asset is deemed to be impaired. Impairment would then be measured as the difference between the fair value of the asset and its carrying value with fair value generally determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can currently be disposed of, appropriate levels of authority have approved the sale or there is an actively pursuing buyer), the impairment test involves comparing the asset’s carrying value to its fair value. To the extent the carrying value is greater than the asset’s fair value, an impairment loss is recognized for the difference.

Significant judgments in this area involve determining whether a triggering event has occurred, estimating future cash flows of the assets involved and selecting the appropriate discount rate to be applied in determining fair value.

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

New Accounting Standards

A discussion of recently issued accounting pronouncements is provided in Note 3 – Accounting Standards Updates to the consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to interest rates and foreign currency exchange rates. We sometimes use derivative financial instruments to reduce exposure to risks from fluctuations in interest rates and foreign currency exchange rates and to limit the impact of our earnings and cash flows. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure, and we do not hold or enter into derivative instruments for speculative trading purposes.

We are subject to interest rate risk associated with our Amended Revolving Credit Facility, as borrowings bear interest at LIBOR plus a spread that is determined by our Company’s debt ratings. Accordingly, the interest we pay on our borrowings is dependent on interest rate conditions and the timing of our financing needs. Aggregate principal amounts of outstanding debt at December 31, 2017 included $1,489.3 million of Senior Notes issued in June 2015, which includes the 2020 Notes, the 2022 Notes and the 2025 Notes, and $992.7 million of Senior Notes issued in November 2014, which includes the 2019 Notes and the 2024 Notes. A 100 basis point increase or decrease in the blended level of interest rates, respectively, would decrease or increase the total aggregate fair value of all outstanding Senior Notes by approximately $100.0 million and $101.5 million, respectively.

The following table presents additional information about market-risk-sensitive financial instruments as of December 31:

		December 31, 2017		December 31, 2016
(in thousands)	Maturity	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
Financial instruments subject to interest rate risk:
Amended Revolving Credit Facility	2019-2020	$40,000	$40,000	$475,000	$475,000
Term Loan	2017	-	-	249,932	249,932
2.75% Senior Notes	2019	497,959	502,000	496,855	506,575
2.80% Senior Notes	2020	596,621	601,236	595,224	602,946
3.50% Senior Notes	2022	396,793	405,040	396,065	404,784
3.90% Senior Notes	2024	494,744	509,965	493,977	507,470
3.95% Senior Notes	2025	495,888	506,800	495,333	508,155
Total debt		$2,522,005	$2,565,041	$3,202,386	$3,254,862

We are also subject to interest rate risk associated with the notes receivable acquired in the UKTV investment (see Note 7 – Investments). The UKTV Loan, totaling $102.8 million at December 31, 2017 and $93.9 million at December 31, 2016 accrues interest at variable rates related to either the spread over LIBOR or other identified market indices. Because interest on the note receivable is variable, the carrying amount of such note receivable is believed to approximate fair value.

We conduct business in various countries outside of the United States, resulting in exposure to movements in foreign currency exchange rates when translating from local currency to functional currency (see Note 16 – Derivative Financial Instruments).

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into derivative instruments, principally forward and option foreign currency contracts. These contracts are designated to hedge anticipated foreign currency transactions and changes in the value of specific asserts, liabilities and probable commitments. The change in fair value of non-designated contracts is included within (loss) gain on derivatives in our consolidated statements of operations. The gross notional amount of these contracts outstanding was the USD equivalent of zero at December 31, 2017 and zero at December 31, 2016.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Scripps Networks Interactive and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2017.

Date: February 27, 2018

BY:

/s/ Kenneth W. Lowe
Kenneth W. Lowe
Chairman, President and Chief Executive Officer

/s/ Lori A. Hickok
Lori A. Hickok
Executive Vice President, Chief Financial and Development Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Scripps Networks Interactive, Inc.

Knoxville, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Scripps Networks Interactive, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Scripps Networks Interactive, Inc.

Knoxville, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Scripps Networks Interactive, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule at Page S-2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 27, 2018

We have served as the Company’s auditor since 2007.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)
	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$130,357	$122,937
Accounts receivable, net of allowances: 2017 - $13,162; 2016 - $26,118	914,812	808,133
Programs and program licenses, net	634,588	591,378
Prepaid expenses and other current assets	68,763	135,651
Total current assets	1,748,520	1,658,099
Programs and program licenses, net (less current portion)	474,714	500,022
Investments	740,810	699,481
Property and equipment, net of accumulated depreciation: 2017 - $370,826; 2016 - $354,435	333,068	286,399
Goodwill, net	1,819,693	1,642,169
Intangible assets, net	1,109,672	1,092,682
Deferred income taxes	104,859	175,291
Other non-current assets	190,344	146,151
Total Assets	$6,521,680	$6,200,294
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,149	$42,223
Accrued liabilities	189,656	152,480
Employee compensation and benefits	102,327	123,506
Program rights payable	85,004	70,403
Deferred revenue	148,134	77,987
Current portion of debt	—	249,932
Total current liabilities	573,270	716,531
Debt (less current portion)	2,522,005	2,952,454
Other non-current liabilities	315,217	302,881
Total liabilities	3,410,492	3,971,866
Commitments and contingencies (Note 20)
Shareholders' equity:
Scripps Networks Interactive ("SNI") shareholders’ equity:
Preferred stock, $0.01 par - authorized: 25,000,000 shares; none outstanding	—	—
Common stock, $0.01 par:
Class A Common Shares - authorized: 240,000,000 shares; issued and outstanding: 2017 - 96,204,627 shares; 2016 - 95,491,477 shares	962	954
Common Voting Shares - authorized: 60,000,000 shares; issued and outstanding: 2017 - 33,850,481 shares; 2016 - 33,850,481 shares	339	339
Total common stock	1,301	1,293
Additional paid-in capital	1,448,723	1,390,411
Retained earnings	1,341,974	871,766
Accumulated other comprehensive loss	(13,809)	(363,701)
SNI shareholders’ equity	2,778,189	1,899,769
Non-controlling interest (Note 17)	332,999	328,659
Total equity	3,111,188	2,228,428
Total Liabilities and Equity	$6,521,680	$6,200,294
See notes to consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year ended December 31,
	2017	2016	2015
Operating revenues:
Advertising	$2,505,257	$2,416,403	$2,062,530
Distribution	955,404	894,367	874,984
Other	101,146	90,665	80,713
Total operating revenues	3,561,807	3,401,435	3,018,227
Operating expenses:
Cost of services, excluding depreciation and amortization	1,253,994	1,193,228	987,357
Selling, general and administrative	881,030	806,733	785,179
Depreciation	58,349	71,559	73,112
Amortization	93,516	123,442	68,647
Goodwill write-down	505	57,878	-
Total operating expenses	2,287,394	2,252,840	1,914,295
Operating income	1,274,413	1,148,595	1,103,932
Interest expense, net	(93,159)	(129,441)	(108,047)
Equity in earnings of affiliates	59,758	71,382	80,916
(Loss) gain on derivatives	(11,302)	17,868	50,256
(Loss) gain on sale of investments	(1,026)	191,824	-
Miscellaneous, net	82,526	(22,450)	(5,193)
Income from operations before income taxes	1,311,210	1,277,778	1,121,864
Provision for income taxes	496,859	430,330	343,391
Net income	814,351	847,448	778,473
Less: net income attributable to non-controlling interests	(190,416)	(173,853)	(171,645)
Net income attributable to SNI	$623,935	$673,595	$606,828

Net income attributable to SNI Class A Common and Common Voting shareholders per share of common stock:
Basic	$4.79	$5.20	$4.68
Diluted	$4.76	$5.18	$4.66
Weighted average shares outstanding:
Basic	130,217	129,529	129,665
Diluted	131,063	130,104	130,255
See notes to consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year ended December 31,
	2017	2016	2015
Net income	$814,351	$847,448	$778,473
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax: 2017 - ($109); 2016 - ($3,652); 2015 - $1,695	353,523	(226,355)	(76,937)
Pension plan and SERP liability, net of tax: 2017 - $2,069; 2016 - $4,067; 2015 - ($1,878)	(3,576)	(6,999)	775
Comprehensive income	1,164,298	614,094	702,311
Less: comprehensive income attributable to non-controlling interests	(190,471)	(173,967)	(167,825)
Comprehensive income attributable to SNI	$973,827	$440,127	$534,486
See notes to consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$814,351	$847,448	$778,473
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	58,349	71,559	73,112
Amortization	93,516	123,442	68,647
Goodwill write-down	505	57,878	—
Investment write-down	—	10,701	—
Program amortization	997,862	934,419	783,456
Program payments	(993,420)	(915,486)	(875,554)
Equity in earnings of affiliates	(59,758)	(71,382)	(80,916)
Share-based compensation	40,219	35,198	29,568
Loss (gain) on derivatives	11,302	(17,868)	(50,256)
Loss (gain) on sale of investments	1,026	(191,824)	—
(Gain) loss on foreign currency transactions	(86,690)	16,137	22,430
Dividends received from equity investments	77,780	65,277	93,624
Deferred income taxes	67,854	(10,427)	(24,678)
Changes in working capital accounts:
Accounts receivable, net	(86,022)	(2,462)	(79,070)
Other assets	8,962	(17,657)	(12,702)
Accounts payable	1,926	8,887	(1,501)
Deferred revenue	70,252	(17,150)	44,040
Accrued / refundable income taxes	94,371	29,480	41,201
Other liabilities	(32,304)	11,790	32,360
Other, net	(24,287)	(19,134)	(29,250)
Cash provided by operating activities	1,055,794	948,826	812,984
Investing Activities:
Additions to property and equipment	(75,641)	(74,406)	(52,480)
Collections of note receivable	4,547	4,073	4,655
Purchase of investments	(21,112)	(15,916)	(35,023)
Sale of investments	46,733	226,484	—
Purchase of subsidiary companies, net of cash acquired	(10,320)	(450)	(539,309)
Investment in intangible	—	(11,634)	—
Foreign currency call option premium	—	—	(16,000)
Settlements of derivatives	(11,302)	18,482	65,824
Other, net	2,079	(5,902)	(32,167)
Cash (used in) provided by investing activities	(65,016)	140,731	(604,500)
Financing Activities:
Proceeds from debt	630,000	475,000	3,180,764
Repayments of debt	(1,315,000)	(890,000)	(1,930,000)
Debt issuance costs	—	—	(14,491)
Early extinguishment of debt	—	(380,648)	(652,104)
Purchases of non-controlling interests	(15)	(103,500)	(853,853)
Dividends paid to non-controlling interests	(186,116)	(157,687)	(189,539)
Dividends paid	(156,684)	(129,725)	(118,857)
Repurchases of Class A Common Shares	—	—	(288,502)
Proceeds from stock options	23,662	15,110	9,207
Other, net	1,070	(3,993)	(18,368)
Cash used in financing activities	(1,003,083)	(1,175,443)	(875,743)
Effect of exchange rate changes on cash and cash equivalents	19,725	(14,621)	12,539
Increase (decrease) in cash and cash equivalents	7,420	(100,507)	(654,720)
Cash and cash equivalents - beginning of period	122,937	223,444	878,164
Cash and cash equivalents - end of period	$130,357	$122,937	$223,444
Supplemental Cash Flow Disclosures:
Interest paid, excluding amounts capitalized	$93,472	$131,158	$95,336
Income taxes paid	$341,801	$408,275	$318,920
See notes to consolidated financial statements.

SCRIPPS NETWORKS INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity	Redeemable Non-controlling Interests
December 31, 2014	$1,321	$1,359,023	$79,994	$(57,891)	$302,140	$1,684,587	$96,251
Comprehensive income (loss)			606,828	(72,342)	170,585	705,071	(2,760)
Redeemable non-controlling interest fair value adjustments			(17,794)			(17,794)	17,794
Purchase of non-controlling interest					(853,853)	(853,853)
Addition to non-controlling interests					858,530	858,530	700
Dividends paid to non-controlling interests					(164,157)	(164,157)	(12,985)
Dividends declared and paid: $0.92 per share			(118,857)			(118,857)
Repurchases of Class A Common Shares: 3,986,275 shares	(40)	(43,677)	(244,785)			(288,502)
Convert 466,690 Common Voting Shares to Class A Common Shares	-					-
Share-based compensation		29,568				29,568
Exercise of employee share options: 285,938 shares issued	2	9,207				9,209
Other share-based compensation, net: 515,010 shares issued; 164,104 shares repurchased	4	(7,860)				(7,856)
Tax impact of compensation plans		1,230				1,230
December 31, 2015	$1,287	$1,347,491	$305,386	$(130,233)	$313,245	$1,837,176	$99,000
Comprehensive income (loss)			673,595	(233,468)	172,949	613,076	1,018
Redeemable non-controlling interest fair value adjustments			(3,482)			(3,482)	3,482
Purchase of non-controlling interest						-	(103,500)
Tax impact of purchase of non-controlling interest			26,058			26,058
Addition to non-controlling interests					152	152
Dividends paid to non-controlling interests					(157,687)	(157,687)
Dividends declared and paid: $1.00 per share			(129,725)			(129,725)
Share-based compensation		35,198				35,198
Exercise of employee share options: 351,973 shares issued	3	15,107				15,110
Other share-based compensation, net: 450,005 shares issued; 149,101 shares repurchased	3	(6,950)				(6,947)
Tax impact of compensation plans		(501)				(501)
Impact of ASC 718 implementation		66	(66)			-
December 31, 2016	$1,293	$1,390,411	$871,766	$(363,701)	$328,659	$2,228,428	$-
Comprehensive income			623,935	349,892	190,471	1,164,298
Disposal of non-controlling interests					(15)	(15)
Tax impact of purchase of non-controlling interest			2,957			2,957
Dividends paid to non-controlling interests					(186,116)	(186,116)
Dividends declared and paid: $1.20 per share			(156,684)			(156,684)
Share-based compensation		40,219				40,219
Exercise of employee share options: 483,195 shares issued	5	23,657				23,662
Other share-based compensation, net: 331,513 shares issued; 101,558 shares repurchased	3	(5,564)				(5,561)
December 31, 2017	$1,301	$1,448,723	$1,341,974	$(13,809)	$332,999	$3,111,188	$-
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

International Networks includes the TVN portfolio of networks as well as HGTV Poland and other lifestyle-oriented networks available in the UK, EMEA, APAC and Latin America. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle channel platform in the UK.

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

Estimates, judgments, and assumptions inherent in the preparation of the consolidated financial statements include: accounting for business acquisitions and dispositions, asset impairments, equity method investments, revenue recognition, program assets, depreciation and amortization, defined benefit plans, share-based compensation, income taxes, fair value measurements and contingencies.

Concentration Risks

The Company’s primary sources of revenues include adverting sales and distribution fees, with between approximately 70.3 percent and 71.0 percent of our consolidated total operating revenues derived from advertising sales during 2017 and 2016, respectively. Operating results can be affected by changes in the demand for such services both nationally and in individual markets.

The four largest distributors in the United States provide service to approximately 78.6 percent of homes receiving HGTV, Food Network and Travel Channel. Combined, the eight largest distributors in the United States provide service to more than 97.8 percent of homes receiving HGTV, Food Network and Travel Channel. The loss of distribution of our networks by any of these cable or satellite television systems could adversely affect our business.

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

Reclassifications

Certain amounts within operating activities in our consolidated statements of cash flows for 2016 and 2015 have been reclassified to conform with current year presentation. During 2017, amounts totaling $16.1 million and $22.4 million, previously reported within other, net, for 2016 and 2015, respectively, have been reclassified to (gain) loss on foreign currency transactions. These reclassifications did not have an impact on the reported cash provided by operating activities in our consolidated statements of cash flows for 2016 or 2015.

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

Costs of produced content include direct production costs, production overhead, development costs and acquired production costs. Costs incurred for produced content are capitalized, and costs incurred to produce content not expected to be rebroadcast are expensed as incurred. Program licenses generally have fixed terms, limit the number of times we can air the programs and require payments over the terms of the licenses. Licensed program assets and liabilities are recorded when programs become available for airing. Program licenses are not discounted for imputed interest. Program assets are amortized over their estimated useful lives, commencing on their first airing and typically on an accelerated basis based on estimated future cash flows, and are included within cost of services in the consolidated statements of operations.

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

Deposits expected to be placed in service and the portion of the unamortized program asset balance expected to be amortized within one year are classified as a current asset within programs and program licenses on the consolidated balance sheets, while deposits not expected to be placed in service within one year and the unamortized program asset balance expected to be amortized after one year is separately stated as a non-current asset on the consolidated balance sheets.

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

Goodwill

Goodwill represents the cost of acquisitions in excess of the fair value of the acquired businesses’ tangible assets and separately identifiable intangible assets acquired. Goodwill is allocated to the Company’s reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. As of December 31, 2017, our reporting units for purposes of performing the impairment test for goodwill were U.S. Networks and TVN.

Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually, as of October 1, for the Company, or when events occur or circumstances change that would indicate the fair value of a reporting unit may be below its carrying value. The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test compares the fair value of the reporting unit, utilizing a combination of a discounted cash flow analysis and market comparables approach, to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

Recoverability for long-lived assets is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount of the assets, then the carrying value of the assets are written down to estimated fair values, which are primarily based on forecasted discounted cash flows. Fair value of long-lived assets is determined based on a combination of a discounted cash flows and market approach.

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

Advertising contracts for television may guarantee advertisers a minimum audience level for the programs in which their advertisements are broadcast. Advertising revenues are recognized for the actual audience level delivered. We provide the advertiser with additional advertising spots in future periods if guaranteed audience levels are not delivered. If guaranteed audience levels are not met, revenues are deferred for any shortfall until guaranteed audience levels are delivered, and an ADU accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is adjusted throughout the term of the advertising contracts.

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

Advertising revenues from fixed duration campaigns are recognized over the period in which the advertising appears. Internet and digital advertising revenue that is based upon the number of impressions delivered or the number of click-throughs achieved is recognized as impressions are delivered or click-throughs occur.

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

Marketing and Advertising

Marketing and advertising costs, which totaled $197.6 million in 2017, $161.1 million in 2016 and $169.1 million in 2015, are reported within selling, general and administrative in the consolidated statements of operations and include costs incurred to promote our businesses and attract traffic to our digital platforms. Advertising production costs are deferred and expensed the first time the advertisement is shown. Marketing and other advertising costs are expensed as incurred.

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

Compensation expense is based on the grant date fair value of the award. The fair value of awards that grant an individual the underlying shares, such as RSUs and PBRSUs, is measured by the fair value of a Class A Common Share of SNI stock. The fair value of awards that grant an individual the right to the appreciation of the underlying shares, such as stock options, is measured using a binomial lattice model. A Monte Carlo simulation model was used to determine the fair value of awards with market conditions.

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

Compensation expense is recognized on a straight-line basis over the requisite service period of the award, with the impact of forfeitures realized as terminations occur. The requisite service period is generally the vesting period stated in the award. Share-based awards generally vest upon the retirement of the employee, so grants to retirement-eligible employees are expensed immediately, and grants to employees who will become retirement-eligible prior to the end of the stated vesting period are expensed over such shorter period.

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

The following table presents information about basic and diluted weighted average shares outstanding:

	Year ended December 31,
(in thousands)	2017	2016	2015
Basic weighted average shares outstanding	130,217	129,529	129,665
Effect of dilutive securities:
Unvested share units and shares held by employees	356	245	189
Stock options held by employees and directors	490	330	401
Diluted weighted average shares outstanding	131,063	130,104	130,255
Anti-dilutive share awards	243	1,057	863

For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 the anti-dilutive share-based awards were not included in the computation of diluted weighted average shares outstanding.

3. ACCOUNTING STANDARDS UPDATES

Issued and Adopted

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to the scope of modification accounting for equity awards, Compensation – Stock Compensation, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective December 15, 2017, and early adoption was permitted. We early adopted this guidance in the second quarter of 2017. This implementation did not have a material effect on our consolidated financial statements or related disclosures.

In March 2017, the FASB issued new accounting guidance related to the presentation of net periodic pension costs and net periodic postretirement benefit costs, Compensation – Retirement Benefits, which requires that employers sponsoring postretirement benefit plans disaggregate the service cost component from the other components of net benefit cost. The standard also provides explicit guidance on how to present the service cost and other components of net benefit cost in the statement of operations and allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance is effective December 15, 2017, and early adoption was permitted. We early adopted this guidance in the first quarter of 2017. This implementation did not have a material effect on our consolidated financial statements or related disclosures.

In January 2017, the FASB issued new accounting guidance related to intangibles, Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test and requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. The guidance also eliminates the requirement to perform a qualitative assessment for any reporting unit with a zero or negative carrying amount. The guidance is effective January 1, 2020, and early adoption is permitted. We early adopted this guidance in the first quarter of 2017. This implementation did not have an effect on our consolidated financial statements or related disclosures.

In January 2017, the FASB issued new accounting guidance related to business combinations, Clarifying the Definition of a Business, which clarifies the definition of a business. The guidance, which impacts acquisitions, disposals, goodwill and consolidation, provides a framework to determine when an integrated set of assets and activities is considered a business. The guidance is effective December 15, 2017, and early adoption was permitted. We early adopted this guidance in the first quarter of 2017. This implementation did not have an effect on our consolidated financial statements or related disclosures.

Issued and Not Yet Adopted

In March 2016, the FASB issued new accounting guidance related to revenue recognition, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations within the new revenue recognition guidance by clarifying the indicators. This guidance updates the revenue recognition guidance issued in May 2014, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance replaces most existing revenue recognition guidance under GAAP. The guidance became effective January 1, 2018. We have completed our assessment of the new guidance, including identifying new processes and controls to support our revenue recognition under the new guidance, and there will not be a material impact on our consolidated financial statements, with the exception of new disclosures. We adopted this guidance applying the modified retrospective method of adoption.

We currently recognize revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is reported net of sales taxes, value added taxes and other taxes collected from our customers.

Our primary sources of revenues are from advertising sales on our television and digital networks and from distribution fees earned from the right to distribute our content. Other revenue includes the licensing of content and brands, which is generally recognized over the license agreement, and production, which is generally recognized at the completion of the project. Based upon our assessment, there will not be a material change to the timing of revenue recognition in our financial statements.

Advertising

Advertising revenues are recognized, net of agency commissions, when advertisements are aired or displayed.

Advertising contracts for television may guarantee advertisers a minimum number of audience impressions for their advertisements. Advertising revenues are recognized based on our performance obligations which we believe are either our airings of the ads or the actual impressions delivered. If guaranteed impressions are not met, revenues are deferred for any shortfall until guaranteed impressions are delivered and an accrual for “make-good” advertisements is recorded as a reduction of revenue. The estimated make-good accrual is reduced upon delivery of the impressions and revenue is recognized.

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

Revenues are billed upon airing of the advertisement, and undelivered impressions are recorded to deferred revenue. Based upon our assessment, there will not be a material change to the timing of revenue recognition in our financial statements.

Distribution

Cable, satellite and telecommunication service providers typically pay a per subscriber fee for the right to distribute our content under the terms of multi-year distribution contracts. Programming is delivered throughout the term of the agreement, and revenue is recognized as programming is provided based on contracted programming rates and reported subscriber levels. The amount of distribution fees received by the Company are accounted for as a license and are based on amounts reported by distributors based on actual subscriber levels, which is considered the performance obligation for distribution revenues. As the delivery of the subscription feed is considered a constant series of obligations being delivered over time, the performance obligation is considered satisfied and revenue is recognized at the end of each period. Since actual subscriber information is not received until after the close of the reporting period, the number of subscribers receiving the Company’s programming is estimated for the reporting period. Adjustments to record actual subscribers have historically not been materially different from estimates.

Distribution fees are reported net of volume discounts and incentives, which include cash payments, provided to distributors in exchange for initial multi-year distribution contracts.

Revenues associated with distribution fees are recognized when we deliver our content along with a license to distribute the content to a customer. Based upon our assessment, we do not believe there will be a material change to the timing of revenue recognition in our financial statements.

The Company intends to apply the practical expediency of expensing costs that would otherwise be capitalized as assets recognized from costs to obtain or fulfill a contract with a customer when the amortization period is less than 12 months.

In February 2016, the FASB issued new accounting guidance related to leases, Leases, which requires the recognition of an asset and liability arising from leasing arrangements for leases extending beyond an initial period of 12 months. The guidance will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective January 1, 2019, and early adoption is permitted. We have partially completed our assessment of the new guidance and do not expect a material impact on our consolidated financial statements or related disclosures. We expect to complete the remainder of our assessment and resulting changes to our processes and controls in 2018.

4. SIGNIFICANT TRANSACTIONS

Merger Agreement with Discovery Communications, Inc.

On July 30, 2017, the Company entered into the Merger Agreement with Discovery and Merger Sub, resulting in the Merger for a purchase price reflecting a total enterprise value of approximately $14.6 billion for the Company.

Subject to the terms and conditions set forth in the Merger Agreement, including the collar mechanism described below, holders of the Company’s Class A Common Shares and Common Voting Shares, collectively the “SNI Shares”, will receive $63.00 in cash and $27.00 (based on Discovery’s July 21, 2017 closing price) in Discovery’s Series C Common Shares (“Series C Shares” or “DISCK”) for each SNI Share, (the “Merger Consideration”).

The stock portion of the Merger Consideration will be subject to a collar based on the volume weighted average price of Discovery’s Series C Shares measured cumulatively over the 15 trading days ending on the third trading day prior to closing (the “Average Discovery Price”). Holders of SNI Shares will receive 1.2096 Series C Shares if the Average Discovery Price is less than $22.32 and 0.9408 Series C Shares if the Average Discovery Price is greater than $28.70. If the Average Discovery Price is greater than or equal to $22.32 but less than or equal to $28.70, holders of SNI Shares will receive a number of Series C Shares between 1.2096 and 0.9408 equal to $27.00 in value. If the Average Discovery Price is between $22.32 and $25.51, Discovery has the option to pay additional cash instead of issuing more shares.

The Merger was approved unanimously by the Board of Directors of both SNI and Discovery and is subject to review by regulatory authorities in the U.S. and other jurisdictions. The Merger Agreement is also subject to a number of conditions, including, among other things and as further described in the Merger Agreement: (i)  obtaining certain Required Governmental Consents (as defined in the Merger Agreement), (ii) the absence of specified adverse laws or orders, (iii) the Discovery Series C Shares being approved for listing on the NASDAQ Stock Market, (iv) the representations and warranties of the Company and Discovery being true and correct, subject to the materiality standards contained in the Merger Agreement, (v) the parties having complied in all material respects with their respective obligations under the Merger Agreement and (vi) no Company Material Adverse Effect or Discovery Material Adverse Effect (each as defined in the Merger Agreement) having occurred since signing of the Merger Agreement.  On October 19, 2017, the SEC declared the registration statement on Form S-4 relating to the Merger effective, and on November 17, 2017, the shareholders of SNI approved the Merger and the adoption of the Merger Agreement, and the shareholders of Discovery approved the issuance of the Series C Shares by Discovery in connection with the Merger, each satisfying an additional condition to the closing of the transaction.

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

We incurred $29.3 million of Merger related expenses during the year ended December 31, 2017, including $28.9 million and $0.4 million classified as selling, general and administrative and cost of services, respectively, in our consolidated statements of operations.

N-Vision and TVN Acquisitions

On July 1, 2015 (the “Acquisition Date”), we acquired, through a wholly-owned subsidiary, 100.0 percent of the outstanding shares of N-Vision, which held a majority interest in TVN, for approximately €1,440.0 million, or $1,608.6 million. The Acquisition was funded with a portion of the net proceeds from the $1,500.0 million debt offering executed in June 2015 (the “Financing”) (see Note 13 – Debt). The majority of the remaining debt proceeds were used to purchase the residual outstanding shares of TVN through the Tender Offer for approximately $831.5 million and Squeeze-out for approximately $22.4 million, which were both completed during the third quarter of 2015. Total consideration for the Transactions was approximately $2,462.5 million.

To minimize the volatility in the purchase price that may have resulted from EUR to USD currency exchange rate changes, we entered into a foreign currency option contract during the first quarter of 2015 that effectively set the USD cash consideration for the Acquisition. We paid a $16.0 million premium to provide the Company a call option on €584 million at a cost of $625.0 million. The premium is reflected as both an expense in (loss) gain on derivatives within operating activities and as a cash outflow from foreign currency call option premium within investing activities in our consolidated statements of cash flows for the year ended December 31, 2015. The foreign currency option contract was settled during the second quarter of 2015, and the $31.9 million resulting gain is reflected as both a loss (gain) in gain on derivatives within operating activities and as a cash inflow from settlement of derivatives within investing activities in our consolidated statements of cash flows for the year ended December 31, 2015.

The net impact of the various foreign currency contracts executed as a result of the Transactions resulted in a $44.2 million net gain for the year ended December 31, 2015, which is included within (loss) gain on derivatives in our consolidated statements of operations.

We incurred $15.1 million of TVN transaction and integration related expenses for the year ended December 31, 2016, which are included within selling, general and administrative in our consolidated statements of operations.

The following unaudited pro forma information presents the combined results of operations as if the Transactions had occurred at the beginning of fiscal year 2014, with TVN’s pre-acquisition results combined with SNI’s historical results prior to the Transactions. The 2016 and 2017 consolidated financial statements include the results of TVN for the entire period. These pro forma results do not necessarily reflect what would have occurred if the Acquisition had taken place January 1, 2014, nor do they represent the results that may occur in the future.

(in thousands)	Year ended December 31,
Pro Forma Results (unaudited)	2015
Pro Forma Revenues	$3,236,344
Pro forma net income attributable to SNI	$584,618
Pro forma net income attributable to SNI Class A Common and Common Voting shareholders per share of common stock:
Basic	$4.51
Diluted	$4.49
Weighted average shares outstanding:
Basic	129,665
Diluted	130,255

TVN contributed operating revenues of $224.7 million and operating income of $36.7 million for the year ended 2015 from the Acquisition Date through December 31, 2015.

Other Transactions

In July 2017, the Company sold a wholly-owned entity for PLN 7.3 million, or $2.0 million, resulting in a PLN 5.6 million, or $1.3 million, loss for the year ended December 31, 2017, which is recorded in (loss) gain on sale of investments in our consolidated statements of operations and as a loss (gain) on sale of investments within operating activities in our consolidated statements of cash flows. The $2.0 million of cash received from the sale of this entity is included in sale of investments within investing activities in our consolidated statements of cash flows. This investment was previously included within the International Networks’ segment results.

We recognized the following from this wholly-owned investment:

	Year ended December 31,
(in thousands)	2017	2016	2015
Operating revenues	$8,483	$13,966	$5,463
Loss from operations before income taxes	$(2,039)	$(4,313)	$(2,755)

In May 2017, we acquired 100.0 percent of Spoon Media, Inc. (“Spoon”), a campus-oriented food resource for millennials, for $11.5 million in cash, which is included in purchase of subsidiary companies, net of cash acquired within investing activities in our consolidated statement of cash flows.  As a result of the Spoon acquisition, we recorded $10.3 million of goodwill.

In December 2016, we purchased the remaining 30.0 percent non-controlling interest in FNLA for $4.5 million, resulting in our 100.0 percent ownership of FNLA.

In June 2016, we acquired a new network distribution right in Italy for €10.4 million, or approximately $11.6 million.  The new distribution right was recorded as an intangible asset with a four year straight-line amortizable life. The acquisition of this asset is included in investment in intangible within investing activities in our consolidated statements of cash flows.

In February 2016, we purchased the remaining 35.0 percent non-controlling interest in Travel Channel for $99.0 million, resulting in our 100.0 percent ownership of Travel Channel.

5. EMPLOYEE TERMINATION PROGRAMS

Reorganization

During the fourth quarter of 2015, we executed the Reorganization and committed to undertaking activities intended to streamline and integrate the management of our domestic networks, creating a cohesive and holistic organization. Our 2017 operating results reflect an immaterial impact, while our 2016 and 2015 operating results include expense of $16.3 million and $3.9 million, respectively. The $16.3 million of expense in 2016 was classified as $10.8 million of selling, general and administrative and $5.5 million of cost of services, while the $3.9 million of expense in 2015 was classified as $3.2 million of selling, general and administrative and $0.7 million of cost of services. As a result, net income attributable to SNI was reduced by $10.1 million and $2.4 million in 2016 and 2015, respectively. The Reorganization was completed in the first quarter of 2017.

A rollforward of the liability related to the Reorganization is as follows:

	Year ended December 31, 2017
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2016	$1,955	$-	$1,585	$3,540
Net accruals	(142)	-	39	(103)
Payments	(1,813)	-	(1,624)	(3,437)
Liability as of December 31, 2017	$-	$-	$-	$-

	Year ended December 31, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Total
Liability as of December 31, 2015	$3,258	$-	$8	$3,266
Net accruals	10,539	-	5,765	16,304
Payments	(11,159)	-	(3,043)	(14,202)
Non-cash (a )	(683)	-	(1,145)	(1,828)
Liability as of December 31, 2016	$1,955	$-	$1,585	$3,540
(a) Primarily represents the reclassification of current period charges for share-based compensation.

The liability for the Reorganization is included within accrued liabilities on our consolidated balance sheet as of December 31, 2016.

Restructuring Plan

During the fourth quarter of 2014, we executed the Restructuring Plan and provided qualified employees with voluntary early retirement packages and notified employees of the elimination of certain positions within the Company. We also announced that we would be closing our Cincinnati office location in late 2015 and relocating certain positions to our Knoxville headquarters. Our 2016 and 2015 operating results include a gain of $0.3 million and expense of $17.9 million, respectively. The $17.9 million of expense in 2015 was classified as $13.3 million of selling, general and administrative, $2.8 million of cost of services and $1.8 million of depreciation. As a result, net income attributable to SNI was increased by $0.2 million in 2016 and reduced by $11.1 million in 2015. The Restructuring Plan was completed in the fourth quarter of 2016.

A rollforward of the liability related to the Restructuring is as follows:

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

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

There were no transfers of assets or liabilities between the fair value measurement classifications during the periods presented.

Recurring Measurements

	December 31, 2017
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$41,517	$41,517	$-	$-
Total	$41,517	$41,517	$-	$-

	December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$658	$658	$-	$-
Total	$658	$658	$-	$-

Other Financial Instruments

The carrying values of our financial instruments do not materially differ from their estimated fair values as of December 31, 2017 and December 31, 2016, except for debt, which is disclosed in Note 13 – Debt.

Non-Recurring Measurements

The majority of the Company’s non-financial instruments, which include goodwill, other intangible assets and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, or at least annually for goodwill, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of carrying value or fair value.

7. INVESTMENTS

Investments consisted of the following:

	December 31,
(in thousands)	2017	2016
Equity method investments	$662,309	$641,327
Cost method investments	78,501	58,154
Total investments	$740,810	$699,481

Investments accounted for using the equity method include the following:

	December 31,
	2017	2016
UKTV	50.0%	50.0%
HGTV Magazine	50.0%	50.0%
Food Network Magazine	50.0%	50.0%
Everytap	-	40.0%
HGTV Canada	33.0%	33.0%
nC+	32.0%	32.0%
Food Canada	29.0%	29.0%
Cooking Channel Canada	29.0%	29.0%
Onet	-	25.0%

UKTV

UKTV receives financing through a loan (the “UKTV Loan”) provided by SNI. The UKTV Loan is reported within other non-current assets on our consolidated balance sheets and totaled $102.8 million and $93.9 million as of December 31, 2017 and December 31, 2016, respectively. As a result of this financing arrangement and the level of equity investment at risk, we have determined that UKTV is a variable interest entity (“VIE”). SNI and its partner in the venture, the BBC, share equally in the profits of the entity, have equal representation on UKTV’s board of directors and share voting control in such matters as approving annual budgets, initiating financing arrangements and changing the scope of the business. However, the BBC maintains control over certain operational aspects of the business related to programming content, scheduling and editorial and creative development of UKTV. Additionally, certain key management personnel of UKTV are employees of the BBC. Since we do not control these activities that are critical to UKTV’s operating performance, we have determined that we are not the primary beneficiary of the entity and, therefore, account for the investment under the equity method of accounting. The Company’s investment in UKTV totaled $319.2 million and $305.1 million as of December 31, 2017 and December 31, 2016, respectively.

A portion of the purchase price from our 50.0 percent investment in UKTV was attributed to amortizable intangible assets, which are included in the carrying value of our UKTV investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in UKTV reduces the equity in earnings we recognize from our UKTV investment. Accordingly, equity in earnings of affiliates includes our $37.3 million and $46.0 million proportionate share of UKTV’s results for the years ended December 31, 2017 and December 31, 2016, respectively, which were reduced by amortization of $12.3 million and $12.9 million for the years ended December 31, 2017 and December 31, 2016, respectively.

Amortization that reduces the Company’s equity in UKTV’s earnings for future periods is expected to be as follows:

(in thousands)	Estimated Amortization*
2018	$13,082
2019	$13,368
2020	$13,559
2021	$12,563
2022	$9,063
Thereafter	$79,297
* The functional currency of UKTV is the GBP, so these amounts are subject to change as the GBP to USD exchange rate fluctuates.

nC+

The Company, through its ownership of TVN, has an investment in nC+. A portion of the purchase price from our 32.0 percent investment in nC+ was attributed to amortizable intangible assets, which are included in the carrying value of our nC+ investment. Amortization expense attributed to intangible assets recognized upon acquiring our interest in nC+ reduces the equity in earnings we recognize from our nC+ investment. Accordingly, equity in earnings of affiliates includes our $8.4 million and $6.6 million proportionate share of nC+’s results for the years ended December 31, 2017 and December 31, 2016, respectively, which were reduced by amortization of $4.1 million and $0.9 million for the years ended December 31, 2017 and December 31, 2016, respectively.

Amortization that reduces the Company’s equity in nC+’s earnings for future periods is expected to be as follows:

(in thousands)	Estimated Amortization*
2018	$4,428
2019	$4,428
2020	$4,428
2021	$4,428
2022	$4,428
Thereafter	$20,968
* The functional currency of nC+ is the PLN, so these amounts are subject to change as the PLN to USD exchange rate fluctuates.

Acquisitions

In June 2017, the Company invested $10.0 million in fuboTV, Inc., a sports-centric internet television streaming service with popular live sports and entertainment content providing access via multiple devices. In December 2017, the Company invested an additional $2.4 million in fuboTV. This investment is accounted for using the cost method of accounting.

In May 2017, the Company invested $7.0 million in Philo, a cutting-edge campus television solution providing access to students on devices that expand beyond traditional cable systems. This investment is accounted for using the cost method of accounting.

In September 2016 and June 2016, the Company invested $5.0 million in Pluto TV and an additional $4.7 million in Refinery29, respectively. The investments are both accounted for using the cost method of accounting.

In December of 2016, the Company launched Cooking Channel Canada, with an initial investment of CAD 7.5 million, or approximately $5.7 million, for a 29.0 percent non-controlling interest.

Dispositions

In April 2017, the Company agreed to exercise our put right to sell our 25.0 percent interest in Onet to the controlling interest holder for PLN 185.0 million, or $46.7 million. The sale was executed in July 2017 and resulted in a $1.4 million gain for the year ended December 31, 2017, which is recorded in (loss) gain on sale of investments in our consolidated statements of operations and as a loss (gain) on sale of investments within operating activities in our consolidated statements of cash flows. The $46.7 million of cash received from the sale of Onet is included in sale of investments within investing activities in our consolidated statements of cash flows.

In June 2016, an investment in which the Company accounted for using the cost method was sold. The proceeds from the sale totaled $1.5 million and resulted in a $16.4 million loss recognized for the year ended December 31, 2016, which is recorded in (loss) gain on sale of investments in our consolidated statements of operations and as a loss (gain) on sale of investments within operating activities in our consolidated statements of cash flows. The $1.5 million cash received from the sale of this investment is included in sale of investments within investing activities in our consolidated statement of cash flows.

In February 2016, the Company sold its 7.3 percent equity interest in Fox Sports South to the controlling interest holder for $225.0 million upon the exercise of the Company’s put right. The sale of this ownership interest resulted in a $208.2 million gain for the year ended December 31, 2016, which is recorded in (loss) gain on sale of investments in our consolidated statements of operations and as a loss (gain) on sale of investments within operating activities in our consolidated statements of cash flows. The $225.0 million of cash received from the sale of Fox Sports is included in sale of investments within investing activities in our consolidated statements of cash flows. Further, the gain on sale resulted in tax expense of approximately $73.7 million for the year ended December 31, 2016.

Impairments/Write-offs

In the third quarter of 2017, the Company wrote off two equity method investments and one cost method investment, resulting in a of $1.1 million loss on sale of investments in the aggregate, which is recorded in (loss) gain on sale of investments in our consolidated statements of operations and as a loss (gain) on sale of investments within operating activities in our consolidated statements of cash flows. The equity method investments were previously included within the International Networks’ segment results, and the cost method investment was included within Corporate and Other. The equity in earnings of affiliates related to the equity method investments was not material for any period presented.

In the fourth quarter of 2016, the Company became aware of updated financial projections that were below previous projections for an equity method investment, resulting in an impairment analysis. As a result, we identified a write-down of $10.7 million associated with this equity-method investment. This impact was recorded in miscellaneous, net within our 2016 consolidated statement of operations.

8. PROGRAMS AND PROGRAM LICENSES

Programs and program licenses consisted of the following:

	December 31,
(in thousands)	2017	2016
Cost of programs available for broadcast	$2,758,730	$2,610,364
Accumulated amortization	(1,971,839)	(1,823,985)
Cost of programs available for broadcast, net	786,891	786,379
Progress payments on programs not yet available for broadcast	322,411	305,021
Total programs and program licenses	$1,109,302	$1,091,400

In addition to the programs produced or licensed by us included in the table above, we have commitments to produce or license certain programming that is not yet available for broadcast. Additional remaining obligations under contracts to produce or license programs not yet available for broadcast totaled approximately $424.1 million and $408.4 million as of December 31, 2017 and December 31, 2016, respectively. If the programs are not produced by us or the licensor, our commitment would generally expire without obligation.

Actual amortization in each of the next five years will exceed the amounts currently recorded as assets and presented above, as we will continue to produce and license additional programs. Estimated amortization of recorded program assets and the remaining obligations under contracts to purchase or license programs not yet available for broadcast, for each of the next five years is as follows:

	Programs	Programs Not
	Available for	Yet Available
(in thousands)	Broadcast	for Broadcast	Total
2018	$454,603	$318,718	$773,321
2019	221,377	207,152	428,529
2020	83,874	80,072	163,946
2021	23,817	30,510	54,327
2022	2,835	9,659	12,494
Later years	385	6	391
Total	$786,891	$646,117	$1,433,008

Programming, which consists of program amortization and program impairments, is included within cost of services in our consolidated statements of operations. Program impairments totaled $86.7 million in 2017, $90.7 million in 2016 and $70.4 million in 2015.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(in thousands)	2017	2016
Land and improvements	$24,720	$22,744
Buildings and improvements	210,239	193,146
Equipment	212,916	188,908
Computer software	256,019	236,036
Total	703,894	640,834
Accumulated depreciation	(370,826)	(354,435)
Property and equipment, net	$333,068	$286,399

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following:

	December 31, 2017
(in thousands)	Gross	Accumulated Impairments (1)	Net
Goodwill	$1,922,462	$(102,769)	$1,819,693
(1) $19.7 million and $83.1 million of accumulated impairments to goodwill are within U.S. Networks and International Networks, respectively.

	December 31, 2016
(in thousands)	Gross	Accumulated Impairments (1)	Net
Goodwill	$1,744,433	$(102,264)	$1,642,169
(1) $19.7 million and $82.6 million of accumulated impairments to goodwill are within U.S. Networks and International Networks, respectively.

Goodwill activity by business segment consisted of the following:

(in thousands) Goodwill	U.S. Networks	International Networks	Corporate and Other	Total
December 31, 2015	$510,484	$1,294,264	$-	$1,804,748
Purchase price allocation adjustments	-	(46,124)	-	(46,124)
Additions - business acquisitions	-	450	-	450
Write-down/impairment	-	(57,878)	-	(57,878)
Foreign currency translation	-	(59,027)	-	(59,027)
December 31, 2016	$510,484	$1,131,685	$-	$1,642,169
Additions - business acquisitions	10,320	-	-	10,320
Write-down/impairment	-	(505)	-	(505)
Foreign currency translation	-	167,709	-	167,709
December 31, 2017	$520,804	$1,298,889	$-	$1,819,693

To determine the fair value of our reporting units, we used market data and discounted cash flow analyses. As the primary determination of fair value is determined using a discounted cash flow model, the resulting fair value is considered a Level 3 measurement. During the annual impairment analysis in 2016, management identified goodwill that was deemed to be impaired based upon economic conditions that differ from those forecasted in previous periods. Goodwill write-down totaled $0.5 million related to the sale of a TVN-owned entity in 2017 and $57.9 million related to our EMEA and APAC reporting units, which were completely written down in 2016 totaled $57.9 million, These write-downs are included within goodwill write-down in our consolidated statements of operations.

Intangible assets consisted of the following:

	December 31, 2017
(in thousands) Intangible assets	Gross	Accumulated Amortization	Net
Acquired network distribution rights	$747,941	$(278,657)	$469,284
Customer and advertiser lists	233,451	(117,134)	116,317
Copyrights and other tradenames	422,575	(98,058)	324,517
Broadcast licenses	137,773	(16,058)	121,715
Acquired rights and other	120,160	(42,321)	77,839
Total	$1,661,900	$(552,228)	$1,109,672

	December 31, 2016
(in thousands) Intangible assets	Gross	Accumulated Amortization	Net
Acquired network distribution rights	$717,834	$(232,856)	$484,978
Customer and advertiser lists	209,314	(93,232)	116,082
Copyrights and other tradenames	362,236	(61,286)	300,950
Broadcast licenses	114,832	(7,861)	106,971
Acquired rights and other	119,885	(36,184)	83,701
Total	$1,524,101	$(431,419)	$1,092,682

Intangible assets activity by business segment consisted of the following:

(in thousands) Intangible Assets	U.S. Networks	International Networks	Corporate and Other	Total
December 31, 2015	$484,599	$778,065	$-	$1,262,664
Additions	-	11,634	-	11,634
Amortization	(40,220)	(67,279)	-	(107,499)
Write-down/impairment	-	(16,330)	-	(16,330)
Foreign currency translation	-	(57,787)	-	(57,787)
December 31, 2016	$444,379	$648,303	$-	$1,092,682
Additions	231	-	-	231
Amortization	(40,691)	(52,825)	-	(93,516)
Write-down/impairment	-	(10,564)	-	(10,564)
Foreign currency translation	-	120,839	-	120,839
December 31, 2017	$403,919	$705,753	$-	$1,109,672

In 2017, we recognized a $10.5 million impairment on a network distribution right in preparation for the sale of this intangible asset.

In 2016, we recognized a $15.9 million impairment on the long-lived intangible assets of our APAC reporting unit, within International Networks, which was recognized as accelerated amortization and recorded in amortization in our statements of operations and as a reduction to intangible assets, net on our consolidated balance sheets.

Separately acquired intangible assets reflect the acquisition of certain rights that will expand our opportunity to earn future revenues. Cash payments for these acquired rights totaled $9.9 million, $9.9 million and $11.0 million in 2017, 2016 and 2015, respectively, and are included in other, net within investing activities in our consolidated statements of cash flows.

Amortization expense associated with intangible assets for each of the next five years is expected to be as follows:

(in thousands)	Estimated Amortization *
2018	$99,442
2019	$95,701
2020	$91,759
2021	$89,577
2022	$77,966
Thereafter	$655,227
* The functional currency of certain foreign subsidiaries differs from the USD, so these amounts are subject to change as exchange rates fluctuate.

11. ACCRUED LIABILITIES

Accrued current liabilities consisted of the following:

	December 31,
(in thousands)	2017	2016
Rent	$15,660	$19,899
Advertising rebates	20,403	15,966
Marketing and advertising	14,334	14,385
Interest	6,504	6,644
Taxes payable	35,841	456
Other	96,914	95,130
Total accrued liabilities	$189,656	$152,480

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

Food Network and Cooking Channel are operated under the Partnership.

Income (loss) from operations before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2017	2016	2015
United States	$1,234,680	$1,393,410	$1,187,353
Foreign	76,530	(115,632)	(65,489)
Total	$1,311,210	$1,277,778	$1,121,864

The determination of US/non-US is primarily based on legal entity structure, which differs from our reportable segment structure.

The provision for income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2017	2016	2015
Current:
Federal	$334,758	$334,744	$345,204
State and local	56,723	107,550	32,393
Foreign	38,601	(1,553)	(6,183)
Total current income tax provision	430,082	440,741	371,414
Deferred:
Federal	51,798	(7,808)	(31,731)
State and local	(15,923)	(586)	5,611
Foreign	30,902	(2,017)	(1,903)
Total deferred income tax provision (benefit)	66,777	(10,411)	(28,023)
Provision for income taxes	$496,859	$430,330	$343,391

For the year ended December 31, 2017, we had zero current tax expense allocated directly to shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes. For the years ended December 31, 2016 and December 31, 2015, $0.5 million of current tax expense and $1.2 million of benefit, respectively, was allocated directly to shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

Due to the adoption of the new employee share-based compensation accounting guidance during 2016, all excess tax benefits and deficiencies are recognized as income tax expense in the consolidated statements of operations.

On December 22, 2017, the 2017 Tax Act was signed into law, resulting in significant changes in the U.S. tax code.  Changes included, but are not limited to:

•	a reduction in the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018;
•	imposition of a one-time transition tax on the accumulated unremitted earnings of foreign subsidiaries;

•	a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; and
•	a provision that requires a current inclusion for certain so called global intangible low-taxed income (“GILTI”).

Based on our initial analysis of the 2017 Tax Act, which is still in process, we recognized $79.6 million of tax expense related to the re-measurement of domestic deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.  In addition, while certain of our foreign subsidiaries have unremitted earnings for U.S. GAAP purposes, we are in a net foreign deficit position for U.S. tax purposes due to losses incurred by certain of our other foreign subsidiaries.  Consequently, we are not liable for the transition tax.

The 2017 Tax Act provisions regarding GILTI apply if a controlled foreign corporation earnings exceed an amount equal to a standard rate of return on its tangible assets.  Under these circumstances, excess income must be included in the gross income of the company’s U.S. shareholder. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate these provisions of the Tax Act and will further consider the accounting policy election within the measurement period as provided for under the SEC’s guidance.

The SEC has provided guidance regarding the accounting for the tax effects of the 2017 Tax Act.  To the extent that a registrant’s accounting for certain income tax effects of the 2017 Tax Act is incomplete because it does not have the necessary information available, prepared, or analyzed to complete the related accounting, it may make a reasonable estimate of the tax effects. In accordance with this guidance, management has made a reasonable estimate of the 2017 Tax Act effects, as disclosed above, but will continue to assess its impact as more information and guidance becomes available.

The difference between the statutory rate for federal income tax and the effective income tax rate was as follows:

	Year ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of:
U.S. state and local income taxes, net of federal income tax benefit	2.2	5.6	2.2
Income of pass-through entities allocated to non-controlling interests	(5.1)	(4.8)	(5.4)
Section 199 - Domestic Production Activities deduction	(2.5)	(2.4)	(2.5)
2017 Tax Act	6.1	-	-
Foreign tax law changes	2.3	-	-
Foreign earnings at other than U.S. rates	(2.0)	(0.3)	0.2
Other	1.9	0.6	1.1
Effective income tax rate	37.9%	33.7%	30.6%

The approximate effect of the temporary differences giving rise to deferred income tax (assets) liabilities were as follows:

	December 31,
(in thousands)	2017	2016
Deferred tax assets:
Accrued expenses	$(27,862)	$(32,120)
Deferred compensation	(59,815)	(85,524)
Net operating loss carry-forwards	(197,396)	(145,414)
Investments	(91,828)	(129,113)
State taxes and interest	(31,101)	(52,999)
Property and equipment	(27,034)	(34,267)
Other	(13,915)	(32,310)
Total deferred tax assets:	(448,951)	(511,747)
Deferred tax liabilities:
Intangible assets	179,764	157,675
Programs and program licenses	1,823	54,908
Other	6,992	5,544
Total deferred tax liabilities:	188,579	218,127
Valuation allowance for deferred tax assets	155,513	118,329
Net deferred tax asset	$(104,859)	$(175,291)

As of December 31, 2017, there were $0.9 million of net operating loss (“NOL”) carry-forwards for federal income tax purposes with expiration beginning in 2032, $23.0 million of NOL carry-forwards in various state jurisdictions with expiration dates between 2029 and 2034 and $901.2 million of NOL carry-forwards in various foreign jurisdictions. Some of the foreign losses have an indefinite carry-forward period, and certain of the foreign losses expire beginning in 2018. A large portion of the deferred tax assets for the foreign and state loss carry-forwards has been reduced by a $149.4 million valuation allowance, as it is more likely than not that those NOL carry-forwards will not be realized.

The Company has recorded a valuation allowance against deferred tax assets totaling $155.5 million and $118.3 million as of December 31, 2017 and December 31, 2016, respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management’s determination of the Company’s ability to realize these deferred tax assets may result in a decrease in the provision for income taxes. The valuation allowance increase is primarily related to certain prior year foreign NOLs that management has concluded will not be utilized in the future, partially offset by the expiration of prior year foreign NOLs that occurred during the year ended December 31, 2017. The valuation allowance was further impacted by currency fluctuations and changes in various foreign tax rates that occurred during the year ended December 31, 2017 and by management’s determination that it is more likely than not that certain foreign NOLs incurred during the year ended December 31, 2017 will not be realized.

No provision has been made for U.S. federal and state income taxes or international income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested, which were approximately $125.7 million at December 31, 2017. Determination of the amount of any unrecognized deferred income tax liability on these is not practicable.

The activity related to gross unrecognized tax benefits was as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Gross unrecognized tax benefits - beginning of year	$129,319	$109,693	$96,166
Increases in tax positions for prior years	45,927	9,567	19,679
Decreases in tax positions for prior years	(1,566)	(19,243)	-
Increases in tax positions for current year	13,772	30,142	17,712
Settlements with taxing authorities	(56,246)	(782)	495
Lapse in statute of limitations	(872)	(58)	(24,359)
Gross unrecognized tax benefits - end of year	$130,334	$129,319	$109,693

The total net unrecognized tax benefits that would affect the effective tax rate, if recognized were $103.2 million at December 31, 2017, $84.2 million at December 31, 2016 and $78.3 million at December 31, 2015. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. We recognized $(0.4) million, $7.4 million and $0.1 million of interest expense and penalties in 2017, 2016 and 2015, respectively. We have accrued $18.2 million, $22.5 million and $11.5 million gross interest and penalties as of the year ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. As of December 31, 2017, the Company is no longer subject to U.S. federal examinations for years before 2014. It is possible that examinations by tax authorities in state and foreign jurisdictions may be resolved within 12 months. Exclusive of interest and penalties, it is reasonably possible that our gross unrecognized tax benefits may decrease within the next 12 months by a range of zero to $21.9 million, primarily due to settlement of tax examinations and expiration of the statute of limitations.

With a few exceptions, the Company is no longer subject to examinations by state, local or foreign tax authorities for years prior to 2013.

13. DEBT

Debt consisted of the following:

		December 31, 2017
(in thousands)	Maturity	Gross	Debt Issuance Costs	Net Carrying Amount
Amended Revolving Credit Facility	2019 - 2020	$40,000	$-	$40,000
2.75% Senior Notes	2019	499,334	(1,375)	497,959
2.80% Senior Notes	2020	599,011	(2,390)	596,621
3.50% Senior Notes	2022	399,218	(2,425)	396,793
3.90% Senior Notes	2024	497,477	(2,733)	494,744
3.95% Senior Notes	2025	499,295	(3,407)	495,888
Total debt		2,534,335	(12,330)	2,522,005
Current portion of debt		-	-	-
Debt (less current portion)		$2,534,335	$(12,330)	$2,522,005
Fair value of debt *				$2,565,041

		December 31, 2016
(in thousands)	Maturity	Gross	Debt Issuance Costs	Net Carrying Amount
Amended Revolving Credit Facility	2019 - 2020	$475,000	$-	$475,000
Term Loan	2017	250,000	(68)	249,932
2.75% Senior Notes	2019	498,979	(2,124)	496,855
2.80% Senior Notes	2020	598,602	(3,378)	595,224
3.50% Senior Notes	2022	399,040	(2,975)	396,065
3.90% Senior Notes	2024	497,110	(3,133)	493,977
3.95% Senior Notes	2025	499,200	(3,867)	495,333
Total debt		3,217,931	(15,545)	3,202,386
Current portion of debt		(250,000)	68	(249,932)
Debt (less current portion)		$2,967,931	$(15,477)	$2,952,454
Fair value of debt *				$3,254,862

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

The Company had $40.0 million and $475.0 million of outstanding borrowings under the Amended Revolving Credit Facility as of December 31, 2017 and December 31, 2016, respectively. The weighted average interest was 2.1% and 1.8% for the years ended December 31, 2017 and December 31, 2016, respectively. Outstanding letters of credit under the Amended Revolving Credit Facility totaled $0.7 million and $0.8 million as of December 31, 2017 and December 31, 2016, respectively.

Term Loan

In June 2015, we entered into a $250.0 million senior unsecured Term Loan agreement.  The Term Loan had a maturity date of June 2017, with outstanding borrowings incurring interest at LIBOR plus a range of 62.5 to 137.5 basis points, subject to the Company’s credit ratings. The weighted average interest rate on the Term Loan was 2.0% and 1.7% for the years ended December 31, 2017 and December 31, 2016, respectively. The Term Loan was repaid in accordance with its terms in the second quarter of 2017 and is classified within current portion of debt on our consolidated balance sheet as of December 31, 2016.

Senior Notes

In November 2014, we completed the sale of the 2019 Notes and the 2024 Notes. Interest is due on the 2019 Notes and 2024 Notes on May 15th and November 15th each year. Net proceeds from the issuance of these notes were utilized to repay the 2015 Notes that matured in January 2015.

In June 2015, we completed the sale of the 2020 Notes, the 2022 Notes and the 2025 Notes, the “Newly Issued Notes”. The Newly Issued Notes are unsecured senior obligations of the Company and rank equally in right of payment with the Company’s existing and future unsecured and unsubordinated indebtedness. The proceeds of the Newly Issued Notes were used, in part, to fund the Transactions (see Note 4 – Significant Transactions).

In July 2015, the Company paid €364.9 million to retire the €300.0 million 2021 PIK Notes, which was debt at the parent of TVN and included as a component of the debt assumed in the Acquisition purchase price. The payment included the aggregate principal and a required make-whole component totaling €363.4 million, as well as accrued interest of €1.5 million. The extinguishment of debt, including the make-whole component, is separately reflected within financing activities in our consolidated statements of cash flows.

In September 2015 TVN Finance Corp. executed a partial pre-payment of the 2020 TVN Notes totaling €45.1 million, comprised of principal of €43.0 million, accrued interest of €0.8 million and premium of €1.3 million. The extinguishment of debt is separately reflected within financing activities in our consolidated statement of cash flows.

In November, 2015 TVN Finance Corp. executed a full early redemption of the 2018 TVN Notes totaling €118.9 million, comprised of principal of €116.6 million, accrued interest of a nominal amount and premium of €2.3 million. An additional €4.6 million was paid simultaneously in fulfillment of the November 15 coupon payment due. The extinguishment of debt is separately reflected within financing activities in our consolidated statement of cash flows.

In November 2015, TVN Finance Corp. executed a second partial pre-payment of the 2020 TVN Notes totaling €45.6 million, comprised of principal of €43.0 million, accrued interest of €1.3 million and premium of €1.3 million. At December 31, 2015, €344.0 million was outstanding on the 2020 TVN Notes. The extinguishment of debt is separately reflected within financing activities in our consolidated statement of cash flows.

In September 2016, TVN Finance Corp. executed a third pre-payment of its 2020 TVN Notes totaling €45.1 million, comprised of principal of €43.0 million, accrued interest of €0.8 million and premium of €1.3 million. The extinguishment of debt is separately reflected within financing activities in our consolidated statement of cash flows.

In December 2016, TVN Finance Corp. executed an early redemption for the balance of the 2020 TVN Notes outstanding totaling €323.2 million, comprised of principal of €301.0 million, accrued interest of €11.1 million and premium of €11.1 million. The extinguishment of debt is separately reflected within financing activities in our consolidated statement of cash flows.

In December 2016, the 2016 Notes matured and were repaid in full.

Debt Issuance Costs

Debt issuance costs capitalized and included as a reduction against debt on our consolidated balance sheets included $12.3 million and $15.5 million of debt issuance costs as of December 31, 2017 and December 31, 2016, respectively. Debt issuance costs of $0.7 million and $1.1 million related to the Amended Revolving Credit Facility are included within other non-current assets on our consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively. We amortized $5.0 million, $6.0 million and $6.0 million of debt issuance costs within interest expense, net in our consolidated statement of operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

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

The measurement date used for the Pension Plan and SERP is December 31. The expense components consisted of the following:

	Pension Plan			SERP
	Year ended December 31,			Year ended December 31,
(in thousands)	2017	2016	2015	2017	2016	2015
Interest cost	$3,318	$3,133	$2,940	$1,904	$1,519	$1,713
Expected return on plan assets, net of expenses	(3,969)	(3,851)	(3,876)	-	-	-
Amortization of net loss	3,040	2,256	2,095	3,171	2,471	2,354
Special termination benefits	-	-	860	-	-	290
Settlement charges	1,409	-	3,345	2,006	2,514	1,121
Total	$3,798	$1,538	$5,364	$7,081	$6,504	$5,478

We made contributions of $1.4 million and $10.0 million to fund the Pension Plan during the years ended December 31, 2017 and December 31, 2016, respectively. We anticipate contributing $2.7 million to fund the Pension Plan in 2018.

We made $4.3 million and $5.7 million in SERP benefit payments during the years ended December 31, 2017 and December 31, 2016, respectively. We anticipate making $12.9 million in SERP benefit payments in 2018.

Assumptions used in determining the Pension Plan expense were as follows:

	Pension Plan			SERP
	Year ended December 31,			Year ended December 31,
	2017	2016	2015	2017	2016	2015
Discount rate	3.60%	3.75%	3.46%	3.13%	3.39%	3.14%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
Rate of compensation increases	4.20%	4.32%	4.54%	3.37%	3.10%	4.41%

Input	Description
Discount rate	Based on a bond portfolio approach that includes securities rated Aa or better with maturities matching our expected benefit payments from the plans.
Long-term rate of return on plan assets

Based on the weighted-average expected rate of return and capital market forecasts for each asset class employed and also considers our historical compounded return on plan assets for ten and 15 year periods.

Increase in compensation levels	Based on actual past experience and the near-term outlook.

Obligations and Funded Status

Defined benefit obligations and funded status are actuarially valued as of the end of each year. The following table presents information about our plan assets and obligations:

	Pension Plan		SERP
	Year ended December 31,		Year ended December 31,
(in thousands)	2017	2016	2017	2016
Accumulated benefit obligation	$93,084	$88,733	$56,004	$49,520
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$94,732	$84,621	$55,464	$52,274
Interest cost	3,318	3,133	1,904	1,519
Benefits paid	(922)	(3,750)	(253)	(251)
Actuarial losses	5,075	10,728	11,024	7,395
Settlement charges	(4,334)	-	(4,011)	(5,473)
Projected benefit obligation at end of year	97,869	94,732	64,128	55,464
Plan assets:
Fair value at beginning of year	55,630	45,713	-	-
Actual return on plan assets	8,934	3,667	-	-
Company contributions	1,417	10,000	4,264	5,724
Benefits paid	(922)	(3,750)	(253)	(251)
Settlement charges	(4,334)	-	(4,011)	(5,473)
Fair value at end of year	60,725	55,630	-	-
Under funded status	$(37,144)	$(39,102)	$(64,128)	$(55,464)
Amounts recognized as assets and liabilities in
the consolidated balance sheets:
Current liabilities	$-	$-	$(12,929)	$(11,832)
Non-current liabilities	(37,144)	(39,102)	(51,199)	(43,632)
Total	$(37,144)	$(39,102)	$(64,128)	$(55,464)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$31,819	$36,158	$30,988	$25,142

Other changes in plan assets and benefit obligations recognized in net periodic benefit cost and other comprehensive loss for the defined benefit plans consist of:

	Pension Plan			SERP
	Year ended December 31,			Year ended December 31,
(in thousands)	2017	2016	2015	2017	2016	2015
Net actuarial loss	$109	$10,912	$5,695	$11,024	$7,395	$566
Amortization of net loss	(3,040)	(2,256)	(2,095)	(3,171)	(2,471)	(2,354)
Settlement charges	(1,409)	-	(3,345)	(2,006)	(2,514)	(1,121)
Total recognized in other comprehensive (income) loss	(4,340)	8,656	255	5,847	2,410	(2,909)
Net periodic benefit cost	3,798	1,538	5,364	7,081	6,504	5,478
Total recognized in net periodic benefit cost and other comprehensive loss	$(542)	$10,194	$5,619	$12,928	$8,914	$2,569

We expect to recognize $2.6 million and $3.0 million of amortization related to the Pension Plan and SERP, respectively, from accumulated other comprehensive loss into net periodic benefit cost for the net actuarial loss during 2018.

Accumulated benefit obligation in excess of plan assets for the defined benefit plans is as follows:

	Pension Plan		SERP
	Year ended December 31,		Year ended December 31,
(in thousands)	2017	2016	2017	2016
Accumulated benefit obligation	$93,084	$88,733	$56,004	$49,520
Fair value of plan assets	$60,725	$55,630	$-	$-

Projected benefit obligation in excess of plan assets for the defined benefit plans is as follows:

	Pension Plan		SERP
	Year ended December 31,		Year ended December 31,
(in thousands)	2017	2016	2017	2016
Projected benefit obligation	$97,869	$94,732	$64,128	$55,464
Fair value of plan assets	$60,725	$55,630	$-	$-

Assumptions used to determine benefit obligations for the defined benefit plans were as follows:

	Pension Plan		SERP
	Year ended December 31,		Year ended December 31,
	2017	2016	2017	2016
Discount rate	3.23%	3.60%	2.92%	3.13%
Rate of compensation increases	3.61%	4.20%	3.13%	3.37%

Plan Assets

Our investment policy is to maximize the total rate of return on plan assets to meet the long-term funding obligations of the Pension Plan. Pension Plan assets are invested using a combination of active management and passive investment strategies. Risk is controlled through diversification among multiple asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning return targets and evaluating performance against these targets. Pension Plan asset allocations by asset category were as follows:

	Target Allocations	December 31,
Investment Type	for 2018	2017	2016
U.S. equity securities	27.0%	30.0%	32.7%
Non-U.S. equity securities	39.0%	41.7%	35.1%
Fixed-income securities	30.0%	23.2%	27.2%
Other	4.0%	5.1%	5.0%
Total	100.0%	100.0%	100.0%

Investment Type	Description
U.S. equity securities	Includes common stocks of large, medium and small companies that are predominantly U.S.-based.
Non-U.S. equity securities	Includes common stocks of large, medium and small companies that are domiciled outside the U.S.
Fixed-income securities	Includes securities issued or guaranteed by the U.S. government and corporate debt obligations as well as investments in hedge fund products.
Other	Includes real estate investment, such as office, retail, apartment and industrial properties.

Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Plan asset categories that are measured at fair value and the level of inputs utilized for fair value are as follows:

	December 31, 2017
(in thousands)	Total	Level 1	Level 2	Level 3
U.S. equity securities
Mutual funds	$18,243	$18,243	$—	$—
Non-U.S. equity securities
Mutual funds	25,377	25,377	—	—
Fixed income securities
Mutual funds	14,012	14,012	—	—
Other
Alternative investment funds	2,762	—	2,762	—
Subtotal	$60,394	$57,632	$2,762	$—
Cash	331	331	—	—
Total	$60,725	$57,963	$2,762	$—

	December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
U.S. equity securities
Mutual funds	$18,222	$18,222	$—	$—
Non-U.S. equity securities
Mutual funds	19,563	19,563	—	—
Fixed income securities
Mutual funds	15,135	15,135	—	—
Other
Alternative investment funds	2,609	—	2,609	—
Subtotal	$55,529	$52,920	$2,609	$—
Cash	102	102	—	—
Total	$55,631	$53,022	$2,609	$—

The estimated future benefit payments expected to be paid out for the defined benefits plans over the next ten years are as follows:

(in thousands)	Pension Plan	SERP
2018	$6,584	$12,929
2019	$5,618	$6,039
2020	$5,907	$12,646
2021	$6,039	$3,076
2022	$6,251	$3,482
Thereafter	$33,038	$13,716

Defined Contribution Retirement Plan

Substantially all U.S.-based employees of the Company are covered by a Company-sponsored defined contribution plan (“DC Plan”). The Company matches a portion of employees’ voluntary contribution to this plan and makes additional contributions to eligible employees’ 401K accounts in accordance with enhanced provisions to the DC Plan. The amount contributed to each employee’s account is a percentage of the employee’s total eligible compensation based on age and service with the Company as of the first day of each year. Expense related to our DC plan was $19.0 million, $17.8 million and $17.4 million in 2017, 2016 and 2015, respectively.

Employees of TVN and their subsidiaries are covered by state managed defined contribution plans. Contributions to these defined contribution plans are charged to the statements of operations in the period to which they relate. Expense related to these defined contribution plans was $4.8 million, $4.4 million and $2.1 million in 2017, 2016 and 2015, respectively.

Executive Deferred Compensation Plan

The Deferred Compensation Plan is available to certain management level employees and directors of the Company. Under the Deferred Compensation Plan, participants may elect to defer receipt of a portion of their annual base compensation and/or bonus. The Deferred Compensation Plan is an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits. We use corporate-owned life insurance contracts held in a rabbi trust to support the plan. We had investments within this rabbi trust valued at $52.1 million, including $45.4 million of cash surrender value of Company-owned life insurance contracts and $6.7 million held in mutual funds, at December 31, 2017. We had investments within this rabbi trust valued at $45.0 million, including $34.4 million of cash surrender value of Company-owned life insurance contracts and $10.6 million held in mutual funds, at December 31, 2016. These mutual funds are valued using Level 1 and Level 2 inputs. These instruments are included within other non-current assets on our consolidated balance sheets. Gains or losses related to these insurance contracts and mutual fund investments are included within miscellaneous, net in our consolidated statements of operations. The unsecured obligation totaled $68.3 million and $53.6 million as of December 31, 2017 and December 31, 2016, respectively. The long-term portion of the unsecured obligation totaled $65.3 million and $47.0 million as of December 31, 2017 and December 31, 2016, respectively, and is included within other non-current liabilities on our consolidated balance sheets. The short-term portion of the unsecured obligation totaled $3.0 million and $6.6 million as of December 31, 2017 and December 31, 2016, respectively, and is included within accrued liabilities on our consolidated balance sheets.

15. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following:

	December 31,
(in thousands)	2017	2016
Pension and post-employment benefits	$88,343	$82,734
Deferred compensation	65,319	47,008
Uncertain tax positions	148,504	151,821
Other	13,051	21,318
Other non-current liabilities	$315,217	$302,881

16. DERIVATIVE FINANCIAL INSTRUMENTS

In order to minimize earnings and cash flow volatility resulting from foreign currency exchange rate changes, we may enter into derivative instruments, principally forward and option foreign currency contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities and probable commitments. We do not enter into derivative instruments for speculative trading purposes.

The free-standing derivative forward contracts are used to offset our exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges. Changes in the value of these contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in functional currency value of foreign currency denominated assets and liabilities. The gross notional amount of these contracts outstanding was zero at December 31, 2017 and December 31, 2016.

We recognized $11.3 million of net losses, $17.9 million of net gains and $50.3 million of net gains from derivatives in 2017, 2016 and 2015, respectively, included within (loss) gain on derivatives in the consolidated statements of operations. Additionally, we recorded $86.7 million foreign currency transaction net gains, $16.1 million of foreign currency transaction net losses and $22.4 million of foreign currency transaction net losses in 2017, 2016 and 2015, respectively, which are included within miscellaneous, net in our consolidated statements of operations.

17. REDEEMABLE NON-CONTROLLING INTERESTS AND NON-CONTROLLING INTEREST

Redeemable Non-controlling Interests

A non-controlling owner previously held a 35.0 percent interest in the Travel Channel. The owner of the non-controlling interest had a put option requiring us to purchase their interest, and we had a call option to acquire their interest. In February 2016, we purchased the remaining 35.0 percent non-controlling interest for $99.0 million, resulting in our 100.0 percent ownership of Travel Channel.

A non-controlling owner previously held a 30.0 percent interest in FNLA. In December 2016, we purchased the remaining 30.0 percent non-controlling interest in FNLA for $4.5 million, resulting in our 100.0 percent ownership of FNLA.

The following table summarizes the activity for account balances whose fair value measurements are estimated utilizing Level 3 inputs:

	December 31,
(in thousands)	2017	2016
Balance - beginning of year	$-	$99,000
Net income	-	1,018
Fair value adjustments	-	3,482
Purchase of non-controlling interest	-	(103,500)
Balance - end of year	$-	$-

The net income amount reflected in the table above are reported within net income attributable to non-controlling interests in our consolidated statements of operations.

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

Incentive Plans

The SNI 2015 Amended LTI Plan provides for long-term equity incentive compensation for key employees and members of the Board. The 2015 Amended LTI Plan authorizes the grant of discretionary awards for employees and non-employee directors in the form of incentive or non-qualified stock options, stock appreciation rights, restricted shares, RSUs, performance shares, PBRSUs and other share-based awards and dividend equivalents. The Company has reserved 8.0 million Class A Common Shares for issuance under the 2015 Amended LTI Plan. The 2015 Amended LTI Plan will remain in effect until February 2025, unless terminated sooner by the Board. Termination will not affect outstanding grants and awards

We satisfy stock option exercises and vested stock awards with newly-issued shares. Shares available for future share compensation grants totaled 6.3 million at December 31, 2017.

Stock Options

Stock options grant the recipient the right to purchase Class A Common Shares at not less than 100.0 percent of the fair market value on the date the option is granted. Stock options generally vest ratably and become exercisable over a three year period conditioned upon the individual's continued employment through that period, while those granted to non-employee directors vest over a one year period. Stock options generally vest immediately upon retirement, death or disability of the employee or upon a change in control of the Company or of the business in which the individual is employed. Unvested options are forfeited if employment is terminated for other reasons. Stock options granted to employees and non-employee directors generally have an eight year term. Stock options granted to non-employee directors prior to 2010 have a ten year term. Information about options is as follows:

(shares in thousands)	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,568	$60.04
Granted	-
Exercised	(483)
Forfeited	(20)
Outstanding at December 31, 2017	2,065	62.08	4.0	$42,437
Vested and expected to vest at December 31, 2017	2,065	62.08	4.0	42,437
Options exercisable at December 31, 2017	1,640	$53.40	3.5	$34,450

Additional information on exercises of stock options is as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Cash received upon exercise	$23,662	$15,110	$9,207
Intrinsic value	$15,278	$7,925	$6,030

Restricted Stock Units

RSUs are converted into equal number of Class A Common Shares at the vesting date. The fair value of RSUs is based on the closing price of Class A Common Shares on the grant date. RSUs generally vest ratably over a range of one to five years conditioned upon the individual’s continued employment through that period. RSUs generally vest immediately upon retirement, death or disability of the employee or upon a change in control of the Company or of the business in which the individual is employed. Unvested RSUs are forfeited if employment is terminated for other reasons.

Additional information about RSUs is as follows:

		Grant Date Fair Value
(shares in thousands)	Units	Weighted Average
Unvested at December 31, 2016	380	$46.48
Granted	351	$77.97
Converted	(292)	$72.65
Forfeited	(19)	$70.55
Unvested at December 31, 2017	420	$41.21

Performance Based Restricted Stock Units

PBRSUs that have been awarded represent the right to receive a grant of RSUs if certain performance measures are met. Each award specifies a target number of shares to be issued and the specific performance criteria that must be met. The number of shares that an employee receives may be less or more than the target number of shares, depending on the extent to which the specified performance measures are attained. The shares earned are issued as RSUs following the performance period and vest over a service period from the date of issuance. Generally, PBRSUs are tied to the Company’s cash flow initiatives.

Additional information about PBRSUs is as follows:

		Grant Date Fair Value
(shares in thousands)	Units	Weighted Average
Unvested at December 31, 2016	515	$74.67
Granted	211	$79.99
Converted	(91)	$70.69
Net adjustments based on performance	(35)	$81.98
Unvested at December 31, 2017	600	$68.38

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

Compensation expense is recognized on a straight-line basis over the requisite service period of the award, with the impact of forfeitures realized as terminations occur. The requisite service period is generally the vesting period stated in the award. Share-based awards generally vest upon the retirement of the employee, so grants to retirement-eligible employees are expensed immediately, and grants to employees who will become retirement-eligible prior to the end of the stated vesting period are expensed over such shorter period.

We did not issue stock options during the year ended December 31, 2017.

The weighted-average assumptions used in the binomial lattice model are as follows:

	Year ended December 31,
	2016	2015
Weighted-average fair value of stock options granted	$12.53	$15.18
Assumptions used to determine fair value:
Dividend yield	1.62%	1.28%
Risk-free rate of return	1.29%	1.49%
Expected life (years)	4.9	5.0
Expected volatility	25.2%	24.7%

Input	Description
Dividend yield	Considers our historical dividend yield paid and expected dividend yield over the life of the options.
Risk-free rate	Based on the U.S. Treasury yield curve in effect at the time of grant.
Expected life	Represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the valuation model.
Expected volatility	Based on a combination of historical share price volatility for a longer period and the implied volatility of exchange-traded options on our Class A Common Shares.

Share-based compensation was as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Stock options	$1,093	$7,337	$7,399
RSUs and PBRSUs	39,126	27,861	22,169
Total share-based compensation	$40,219	$35,198	$29,568

Unrecognized share-based compensation expense as of December 31, 2017 was as follows:

(in thousands)	Amount	Weighted-Average Period
Stock options	$513	0.9 years
RSUs and PBRSUs	22,799	1.67 years
Total unrecognized share-based compensation	$23,312

Share Repurchase Program

The Repurchase Programs authorized by the Board permit us to acquire the Company’s Class A Common Shares. We did not repurchase any shares during the years ended December 31, 2017 or December 31, 2016. During the year ended December 31, 2015, we repurchased 4.0 million shares for $288.5 million, including 3.0 million shares repurchased for $216.8 million from Scripps family members.

As of December 31, 2017, $1,512.5 million in authorization remains available for repurchase under the Repurchase Programs. All shares repurchased under the Repurchase Programs are retired and returned to authorized and unissued shares. There is no expiration date for the Repurchase Programs, and we are under no commitment or obligation to repurchase any particular amount of Class A Common Shares under the Repurchase Programs.

19. COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income or loss (“AOCI”) by component, net of income tax, consisted of the following:

	Year ended December 31, 2017
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income
Balance - beginning of year	$(324,708)	$(38,993)	$(363,701)
Other comprehensive income (loss) before reclassifications	353,468	(1,507)	351,961
Amounts reclassified from AOCI	—	(2,069)	(2,069)
Net current period other comprehensive income (loss)	353,468	(3,576)	349,892
Balance - end of year	$28,760	$(42,569)	$(13,809)

	Year ended December 31, 2016
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income
Balance - beginning of year	$(98,239)	$(31,994)	$(130,233)
Other comprehensive loss before reclassifications	(226,469)	(11,066)	(237,535)
Amounts reclassified from AOCI	—	4,067	4,067
Net current period other comprehensive loss	(226,469)	(6,999)	(233,468)
Balance - end of year	$(324,708)	$(38,993)	$(363,701)

	Year ended December 31, 2015
(in thousands)	Foreign Currency Translation	Pension Plan and SERP Liability	Total Accumulated Other Comprehensive (Loss) Income
Balance - beginning of year	$(25,122)	$(32,769)	$(57,891)
Other comprehensive (loss) income before reclassifications	(73,117)	2,653	(70,464)
Amounts reclassified from AOCI	—	(1,878)	(1,878)
Net current period other comprehensive (loss) income	(73,117)	775	(72,342)
Balance - end of year	$(98,239)	$(31,994)	$(130,233)
Amounts reclassified to net earnings for Pension Plan and SERP liability adjustments relate to the amortization of actuarial losses and settlement charges. These amounts are included within selling, general and administrative in our consolidated statements of operations and totaled $6.2 million, $4.7 million and $4.4 million in 2017, 2016 and 2015, respectively (see Note 14 – Employee Benefit Plans).

20. COMMITMENTS AND CONTINGENCIES

We are involved in litigation arising in the ordinary course of business, none of which is expected to result in a material loss.

Minimum payments under non-cancelable operating leases as of December 31, 2017 are as follows:

(in thousands)
2018	$27,391
2019	$22,623
2020	$20,725
2021	$18,297
2022	$844
Thereafter	$1,269

We expect that the majority of our operating leases will be replaced with leases for similar facilities upon their expiration.

Rent expense under cancelable and non-cancelable leases was as follows:

(in thousands)
2017	$30,478
2016	$26,643
2015	$28,444

In the ordinary course of business, we enter into long-term service contracts to obtain satellite transmission services or other services. Liabilities for such commitments are recorded when the related services are rendered.

Minimum payments for satellite transmission services as of December 31, 2017 are as follows:

(in thousands)
2018	$37,827
2019	$17,716
2020	$8,853
2021	$3,644
2022	$-
Thereafter	$-

We expect these contracts will be replaced with similar contracts upon their expiration.

21. SEGMENT INFORMATION

The Company has two reportable segments: U.S. Networks and International Networks which is determined based on our management and internal reporting structure.

U.S. Networks includes our six domestic television networks: HGTV, Food Network, Travel Channel, DIY Network, Cooking Channel and Great American Country. Additionally, U.S. Networks includes websites associated with the aforementioned television brands and other internet and digital businesses serving home, food and travel lifestyle-related categories. U.S. Networks also includes our digital content studio, Scripps Lifestyle Studios. We own 100.0 percent of each of our networks, with the exception of Food Network and Cooking Channel, of which we own 68.7 percent. Each of our networks is distributed by cable and satellite operators, telecommunication suppliers and other digital providers, such as those providing streaming, OTT or on-demand services. U.S. Networks generates revenues primarily from advertising sales and distribution fees.

International Networks includes the TVN portfolio of networks as well as HGTV Poland and other lifestyle-oriented networks available in the UK, EMEA, APAC and Latin America. International Networks also includes our 50.0 percent share of the results of UKTV, a general entertainment and lifestyle channel platform in the UK.

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

Intersegment revenue eliminations are included in Corporate and Other and totaled $27.1 million, $27.0 million and $26.3 million for the year ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

Our CODM, whom we have identified as our CEO, evaluates the operating performance of our businesses and makes decisions about the allocation of resources to the businesses using a measure we refer to as segment profit (loss). Segment profit (loss) is defined as income (loss) from operations before income taxes excluding depreciation, amortization, goodwill write-down, interest expense, net, equity in earnings of affiliates, gain (loss) on derivatives, gain (loss) on sale of investments and other miscellaneous non-operating expenses, which are included in net income (loss) determined in accordance with GAAP.

Information regarding our segments is as follows:

	Year ended December 31, 2017
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$2,069,422	$435,835	$—	$2,505,257
Distribution	840,175	115,229	—	955,404
Other	57,445	70,756	(27,055)	101,146
Total operating revenues	2,967,042	621,820	(27,055)	3,561,807
Cost of services, excluding depreciation and amortization	918,439	362,573	(27,018)	1,253,994
Selling, general and administrative	620,274	134,240	126,516	881,030
Segment profit (loss)	1,428,329	125,007	(126,553)	1,426,783
Depreciation	43,288	12,546	2,515	58,349
Amortization	40,691	52,825	—	93,516
Goodwill write-down	—	505	—	505
Operating income (loss)	1,344,350	59,131	(129,068)	1,274,413
Interest (expense) income, net	(491)	616	(93,284)	(93,159)
Equity in earnings of affiliates	20,292	39,466	—	59,758
Loss on derivatives	—	—	(11,302)	(11,302)
Loss on sale of investments	—	(526)	(500)	(1,026)
Miscellaneous, net	11,777	28,935	41,814	82,526
Income (loss) from operations before income taxes	$1,375,928	$127,622	$(192,340)	$1,311,210

Additions to property and equipment:	$44,203	$37,590	$5,844	$87,637

	Year ended December 31, 2016
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$2,029,095	$387,308	$—	$2,416,403
Distribution	785,849	108,529	(11)	894,367
Other	56,480	61,215	(27,030)	90,665
Total operating revenues	2,871,424	557,052	(27,041)	3,401,435
Cost of services, excluding depreciation and amortization	887,554	324,429	(18,755)	1,193,228
Selling, general and administrative	570,420	132,226	104,087	806,733
Segment profit (loss)	1,413,450	100,397	(112,373)	1,401,474
Depreciation	59,298	12,205	56	71,559
Amortization	40,220	83,222	—	123,442
Goodwill write-down	—	57,878	—	57,878
Operating income (loss)	1,313,932	(52,908)	(112,429)	1,148,595
Interest expense, net	(232)	(25,042)	(104,167)	(129,441)
Equity in earnings of affiliates	23,943	47,439	—	71,382
Gain on derivatives	—	—	17,868	17,868
Gain (loss) on sale of investments	208,197	—	(16,373)	191,824
Miscellaneous, net	13,259	98,740	(134,449)	(22,450)
Income (loss) from operations before income taxes	$1,559,099	$68,229	$(349,550)	$1,277,778

Additions to property and equipment:	$45,865	$22,983	$7,017	$75,865

	Year ended December 31, 2015
(in thousands)	U.S. Networks	International Networks	Corporate and Other	Consolidated
Operating revenues:
Advertising	$1,851,574	$210,956	$—	$2,062,530
Distribution	800,134	74,850	—	874,984
Other	64,955	42,085	(26,327)	80,713
Total operating revenues	2,716,663	327,891	(26,327)	3,018,227
Cost of services, excluding depreciation and amortization	794,387	206,321	(13,351)	987,357
Selling, general and administrative	585,087	90,677	109,415	785,179
Segment profit (loss)	1,337,189	30,893	(122,391)	1,245,691
Depreciation	59,428	10,760	2,924	73,112
Amortization	40,166	28,481	—	68,647
Operating income (loss)	1,237,595	(8,348)	(125,315)	1,103,932
Interest expense, net	(2,635)	(23,953)	(81,459)	(108,047)
Equity in earnings of affiliates	43,851	37,065	—	80,916
(Loss) gain on derivatives	—	(3,845)	54,101	50,256
Miscellaneous, net	22,919	17,242	(45,354)	(5,193)
Income from operations before income taxes	$1,301,730	$18,161	$(198,027)	$1,121,864

Additions to property and equipment:	$40,120	$10,424	$1,936	$52,480

No single customer provides more than 10.0 percent of our revenue.

	Year ended December 31,
(in thousands)	2017	2016	2015
Operating revenues by geographic location:
United States	$2,989,325	$2,884,474	$2,726,124
Poland	495,216	443,388	224,720
Other International	77,266	73,573	67,383
Total operating revenues	$3,561,807	$3,401,435	$3,018,227

		December 31,
(in thousands)	2017	2016	2015
Long-lived assets by geographic location:
United States	$1,773,616	$1,809,919	$1,903,918
Poland	2,504,337	2,172,743	2,406,842
Other International	390,348	384,242	541,719
Total long-lived assets	$4,668,301	$4,366,904	$4,852,479

		December 31,
(in thousands)	2017	2016	2015
Assets by segment:
U.S. Networks	$2,793,927	$2,800,137	$2,937,428
International Networks	3,413,152	2,991,607	3,276,989
Corporate and Other	314,601	408,550	457,897
Total assets	$6,521,680	$6,200,294	$6,672,314

Other additions to long-lived assets include investments, capitalized intangible assets and capitalized programs.

Assets held by our businesses outside of the United States totaled $3,379.9 million, $2,955.8 million and $3,238.2 million as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

22. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Year ended December 31, 2017
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$855,120	$925,046	$825,525	$956,116	$3,561,807
Operating expenses:
Cost of services, excluding depreciation and amortization	279,039	299,851	318,292	356,812	1,253,994
Selling, general and administrative	207,370	212,397	224,192	237,071	881,030
Depreciation	14,960	13,660	14,736	14,993	58,349
Amortization	24,197	25,058	17,400	26,861	93,516
Goodwill write-down	-	-	-	505	505
Total operating expenses	525,566	550,966	574,620	636,242	2,287,394
Operating income	329,554	374,080	250,905	319,874	1,274,413
Interest expense, net	(24,252)	(24,203)	(23,092)	(21,612)	(93,159)
Equity in earnings of affiliates	20,449	20,974	8,758	9,577	59,758
Loss on derivatives	(2,336)	(3,672)	(3,446)	(1,848)	(11,302)
Gain (loss) on sale of investments	-	1,416	(2,442)	-	(1,026)
Miscellaneous, net	27,540	32,181	2,854	19,951	82,526
Income from operations before income taxes	350,955	400,776	233,537	325,942	1,311,210
Provision for income taxes	101,140	115,099	70,454	210,166	496,859
Net income	249,815	285,677	163,083	115,776	814,351
Less: net income attributable to non-controlling interests	(49,915)	(51,602)	(38,995)	(49,904)	(190,416)
Net income attributable to SNI	$199,900	$234,075	$124,088	$65,872	$623,935

Net income attributable to SNI Class A Common and Common Voting shareholders per share of common stock:
Basic	$1.54	$1.80	$0.95	$0.51	$4.79
Diluted	$1.53	$1.79	$0.95	$0.50	$4.76
Weighted average shares outstanding:
Basic	129,921	130,233	130,313	130,392	130,217
Diluted	130,743	130,884	131,262	131,353	131,063

Cash dividends declared per share of common stock	$0.30	$0.30	$0.30	$0.30	$1.20

	Year ended December 31, 2016
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$816,878	$892,771	$803,085	$888,701	$3,401,435
Operating expenses:
Cost of services, excluding depreciation and amortization	279,667	286,999	298,207	328,355	1,193,228
Selling, general and administrative	198,821	191,133	200,820	215,959	806,733
Depreciation	17,297	16,089	20,370	17,803	71,559
Amortization	31,062	25,654	25,771	40,955	123,442
Goodwill write-down	-	-	-	57,878	57,878
Total operating expenses	526,847	519,875	545,168	660,950	2,252,840
Operating income	290,031	372,896	257,917	227,751	1,148,595
Interest expense, net	(33,745)	(33,175)	(32,609)	(29,912)	(129,441)
Equity in earnings of affiliates	25,678	21,712	8,473	15,519	71,382
Gain on derivatives	2,766	8,267	2,827	4,008	17,868
Gain (loss) on sale of investments	208,197	(16,373)	-	-	191,824
Miscellaneous, net	6,066	(21,672)	21,276	(28,120)	(22,450)
Income from operations before income taxes	498,993	331,655	257,884	189,246	1,277,778
Provision for income taxes	159,047	98,303	76,043	96,937	430,330
Net income	339,946	233,352	181,841	92,309	847,448
Less: net income attributable to non-controlling interests	(49,049)	(48,744)	(35,844)	(40,216)	(173,853)
Net income attributable to SNI	$290,897	$184,608	$145,997	$52,093	$673,595

Net income attributable to SNI Class A Common and Common Voting shareholders per share of common stock:
Basic	$2.25	$1.42	$1.13	$0.40	$5.20
Diluted	$2.24	$1.42	$1.12	$0.40	$5.18
Weighted average shares outstanding:
Basic	129,295	129,562	129,586	129,661	129,529
Diluted	129,790	130,141	130,124	130,350	130,104

Cash dividends declared per share of common stock	$0.25	$0.25	$0.25	$0.25	$1.00

23. RELATED PARTY TRANSACTIONS

Members of the Scripps family who are parties to the Scripps Family Agreement hold a controlling interest in EWS. Therefore, EWS is a related party of the Company. The Scripps Family Agreement governs the transfer and voting of all Common Voting Shares held by certain descendants of Robert P. Scripps, descendants of John P. Scripps, certain trusts of which descendants of John P. Scripps or Robert P. Scripps are trustees or beneficiaries and an estate of a descendent of Robert P. Scripps, who are signatories to such agreement.

SNI made payments to EWS totaling $2.4 million, $2.2 million and $4.8 million, in 2017, 2016 and 2015, respectively. These payments were made pursuant to a 2008 agreement for certain rights granted by a subsidiary of EWS with varying durations. These amounts are included within selling, general and administrative in the consolidated statements of operations.

The Company had transactions with, nC+, an equity method investment of TVN, resulting in $12.1 million, $13.4 million and $5.1 million of revenues in, 2017, 2016 and 2015, respectively.

Historically, the Company surrendered a portion of its taxable losses incurred in the UK to UKTV as consortium relief in accordance with the UK tax law. UKTV compensated the Company for the use of the taxable losses at a rate of 83.3 percent. The Company recognized no tax benefit related to the surrender of UK losses in 2017 and a benefit of approximately $4.9 million and $7.9 million at December 31, 2016 and December 31, 2015, respectively. There was no net receivable related to the tax benefit as of December 31, 2017 and the net receivable related to the tax benefit was approximately $1.6 million and $4.5 million as of December 31, 2016 and December 31, 2015, respectively.

SCRIPPS NETWORKS INTERACTIVE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Valuation and Qualifying Accounts	S-2

Valuation and Qualifying Accounts

Years Ended December 31, 2017, 2016 and 2015	Schedule II

Schedule II
Column A	Column B	Column C	Column D	Column E	Column F
(in thousands) Classification	Balance Beginning of Period	Additions Charged to Revenues, Costs, Expenses	Deductions Amounts Charged Off-Net	Increase (Decrease) Recorded Acquisitions (Divestitures)	Balance End of Period
Allowance for Doubtful Accounts Receivable December 31,
2017	$26,118	$6,847	$19,803	$-	$13,162
2016	$12,569	$30,917	$17,368	$-	$26,118
2015	$7,889	$8,090	$3,410	$-	$12,569

S-2