Form 10-K/A
period 2017-12-31
Scripps Networks Interactive, Inc.
filed 2018-03-06
CIK 1430602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Scripps Networks Interactice, Inc. (“SNI”, “Scripps” or “the Company”) Annual Report on Form 10-K for the fiscal year ending December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we do not plan to file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2017. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and beneficial owners of more than 10 percent of the Company’s Class A Common Shares (“10 percent shareholders”), to file with the SEC initial reports of ownership and reports of changes in ownership of Class A Common Shares and other equity securities of the Company. Executive officers, directors and 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

The following individuals filed late Form 4s, by one business day, one business day and 22 business days, respectively during the year ended December 31, 2017: Mary M. Peirce (director) (one report relating to a gift of Class A Common Shares), Cynthia L. Gibson (executive officer) (one report relating to a receipt of Class A Common Shares) and Paul K. Scripps (one report related to an exercise of options to purchase Class A Common Shares).

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2017, other than as set forth above, all Section 16(a) filing requirements applicable to its executive officers, directors and 10 percent shareholders were complied with.

CODE OF ETHICS

The Company demonstrates its commitment to operate at the highest ethical standards by enforcing the principles in its Code of Ethics which is applicable to all employees. The Company’s Chief Ethics and Compliance Officer is responsible for implementation and oversight of the ethics program. Additionally, the Company has in place a Code of Business Conduct and Ethics for the Chief Executive Officer and the Senior Financial Officers. It is the responsibility of the Audit Committee and the Chief Financial Officer to make sure that this policy is operative and has effective reporting and enforcement mechanisms. The Code of Business Conduct and Ethics for the Chief Executive Officer and Senior Financial Officers is available for review on the Company’s website and to any shareholder who requests a printed copy. Amendments to the policies and waivers of provisions applicable to executive officers or directors may only be made by the Board or an authorized committee of the Board. Any such amendment or waiver will be promptly disclosed on the Company’s website within four business days.

The Company believes it has an obligation to provide employees with the guidance and support needed to ensure that the best, most ethical choices are made at work. To support this commitment, the Company established a means for employees to submit confidential and anonymous reports of suspected or actual violations of the Company’s Code of Ethics relating, among other things, to: accounting and auditing matters; antitrust activity; confidentiality and misappropriation; conflicts of interest, discrimination or harassment; diverting of product or business activity; embezzlement; falsification of contracts, reports or records; gifts or entertainment; improper supplier or contractor activity; securities violations; sexual harassment; substance abuse; theft; or unsafe working conditions. To submit a report, an employee may call a toll-free number that is answered by a trained professional of EthicsPoint, an independent firm. This number (888-258-3507) is operational 24 hours a day, seven days a week. Employees may also raise questions online through the Internet (www.ethicspoint.com).

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

In this section, we describe our compensation philosophy objectives and programs for our Chairman, President and Chief Executive Officer (“CEO”) and our other NEOs. The Compensation Discussion & Analysis (“CD&A”) provides:

•	A summary of our business results and the alignment between executive pay, short-term and long-term Company performance;
•	How our Board’s Compensation Committee determines compensation design and pay levels for specific 2017 decisions, including our compensation governance approach; and
•	A detailed description of the elements of the Company’s executive compensation program.

Executive Summary

Our executive compensation programs are designed to reward financial results and effective strategic leadership to build sustainable value for shareholders by correlating the timing and amount of actual pay with performance goals over various time horizons without excessive risk-taking.

As part of our annual compensation governance process, we review the appropriate group of peer companies against which we benchmark all elements of compensation program design and company-wide pay levels. Our compensation decisions and program designs for our NEOs, as discussed in this section, are intended to focus on both the short-term and long-term growth of the organization.

Our NEOs for Fiscal 2017 were:

Name	Current Title
Kenneth W. Lowe	Chairman, President & Chief Executive Officer
Lori A. Hickok	Executive Vice President, Chief Financial & Development Officer
Burton F. Jablin	Chief Operating Officer
Cynthia L. Gibson	Executive Vice President, Chief Legal & Business Affairs Officer
Mark S. Hale	Executive Vice President, Global Operations & Chief Technology Officer

Fiscal 2017 Business Review

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

The growth of our international business, through acquisitions and joint ventures, as well as organically, has been, and continues to be, a strategic priority for the Company.  During 2017, we launched Food Network Italy as a free-to-air channel, Food Network South Africa and HGTV Poland. In 2016, we launched Cooking Channel in Canada, marking the first time we distributed this network outside the United States and Caribbean; introduced HGTV in the Middle East and North Africa; and launched HGTV as a free-to-air channel in New Zealand as a first-of-its-kind offering in the region. During 2015, we acquired TVN, a Polish media company, which operates a portfolio of 12 free-to-air and pay-TV lifestyle and entertainment networks; launched Travel Channel as a 24/7 free-to-air channel in the UK; expanded distribution of Food Network across Latin America and HGTV in APAC; launched Food Network in Australia; secured a large volume output deal in Australia to launch Food Network and HGTV-branded blocks on newly-launched 9LIFE, Australia’s first free-to-air lifestyle network.

Consolidated operating revenues increased $160.4 million, or 4.7 percent, in 2017 compared with 2016. The year-over-year growth in consolidating operating revenues in 2017 was the result of an increase in both advertising sales and distribution fees within the U.S. Networks segment as well as growth in advertising sales at TVN within the International Networks segment. Consolidated income from operations before income taxes increased $33.4 million, or 2.6 percent, in 2017 compared with 2016, primarily driven by the aforementioned increase in operating revenues, a $102.8 million increase in foreign currency transaction net gains, which are included within miscellaneous, net, a $57.4 million decrease in goodwill write-down, and a $36.3 million decrease in interest expense, net, as a result of debt repayments in 2016 and 2017, partially offset by a $192.9 decrease in (loss) gain on sale of investments primarily as a result of the $208.2 million gain realized on the sale of Fox-BRV Southern Sports Holdings (“Fox Sports South”) in 2016, $29.3 million of Merger related expenses and investments in programming and marketing.

Although International Networks experienced growth, primarily at TVN and has increased its contribution to the consolidated results, U.S. Networks continues to account for the majority of the Company’s performance. U.S. Networks generated operating revenues of $2,967.0 million, representing 83.3 percent of consolidated operating revenues, for the year ended December 31, 2017 compared with $2,871.4 million, representing 84.4 percent of consolidated operating revenues, for the year ended December 31, 2016.

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

Consolidated segment profit was $1,426.8 million in 2017 compared with $1,401.5 million in 2016, an increase of $25.3 million, or 1.8%

A reconciliation of segment profit to income (loss) from operations before income taxes as determined in accordance with GAAP is provided for on pages 37-39 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Key Fiscal 2017 Executive Compensation Decisions

Important decisions and payouts related to 2017 are summarized below, and discussed in greater detail in the following pages.

Base Salary

Each NEO, except for Mr. Lowe, received a base salary increase effective January 1, 2017 ranging from 8.3% to 17.6% based on individual contributions to overall corporate results and salary level relative to market.

Annual Incentives	Our financial goals, segment profit (65% weight) and revenue (35% weight), were achieved at 98.52% and 97.55% of target respectively, resulting in a weighted average payout of 90.90% of target.
Long-term Incentives

For the 2016 PBRSU grants the metric was adjusted cash flow. The Company achieved 107.74 of target respectively, which resulted in a payout of  138.70%. All NEOs received a payout under the 2016 PBRSU grants.

Employment Arrangements

We entered into new or amended employment contracts with certain NEOs. Given the need to maintain stable leadership in a time of significant change in the media industry, the Board recognized the importance of the NEOs continued leadership and as such entered into new employment contract with 4 of them in 2017.

Business Results’ Impact on Compensation

We establish target compensation at the beginning of the performance period. An executive’s actual pay will be above or below the target level based on individual, organizational and stock performance. A substantial portion of each NEO’s compensation is in the form of equity and correlated with stock price performance so as the stock price rises or falls, so does the NEO’s actual compensation.

We employ a variety of quantitative criteria to assess the performance of our executives. Our objectives include achieving segment profit and revenue targets in order to align executive pay with shareholder interests.  The chart below illustrates the relationship between performance and our CEO’s compensation.

Target value represents stock options, time-based RSUs and PBRSUs at grant date value. Earned/vested value represents stock options, time-based RSUs and PBRSUs granted in 2014, 2015 and 2016 that vested in 2017 and PBRSU awards granted in 2016 and earned in 2017. All earned/vested equity awards are valued based on the Company’s share price on December 29, 2017. For 2017, CEO compensation earned was slightly above total target value compensation, primarily driven by achievement results associated with PBRSUs and vested RSUs currently above grant value.

Compensation Process Overview

Below we highlight certain executive compensation practices that we consider instrumental in driving Company performance while mitigating risk, as well as practices that we avoid because we do not believe they would serve the interests of our shareholders.

Our Compensation Core Values

Market Competitive	Review Peer Group	Focus on Performance
Benchmark pay based on size-adjusted median of companies with which we compete with for business and for talent	Annually review peer group for appropriateness, and adjust when necessary to ensure a relevant comparison for executive compensation decisions	Maintain a pay mix that is heavily performance-based
Diversified Metrics over Varying Time Horizons	Program Transparency	Performance Reviews & Risk Consideration
Use different performance metrics in annual incentive plan and long-term incentive plan, to avoid heavy reliance on one definition of success	Fully disclose the financial performance drivers in numeric terms used in our incentive programs	Committee annually reviews performance goals for annual and long-term incentive awards to confirm using diversified and rigorous, yet attainable targets, and avoiding excessive risk taking
Restrictive Covenants	Independent Committee Consultant	Review Committee Charter
NEOs are subject to restrictive covenants upon separation, including non-compete, non-solicitation and non-disclosure obligations	Retain an independent compensation consultant engaged by, and reporting directly to, the Committee	Review charter annually to maintain strong oversight and governance protocols
Clawback Policy	No Hedging	No Excise Tax Gross-Ups for New Employees
Maintain a clawback policy to permit repayment or forfeitures of compensation based on restated financial results	Do not permit hedging transactions or short sales by executives or directors	Eliminated excise tax gross-up provisions to new executives
Substantial Stock Ownership Guidelines	Double Trigger Vesting	No Stock Option Grants
Maintain stock ownership guidelines for executives	Require double trigger vesting for cash severance payments for termination following a change in control	Do not grant stock options

Role of the Compensation Committee

The Compensation Committee is responsible for reviewing and approving the Company’s executive compensation policies, plan designs and the compensation of our senior officers, including our NEOs. The Compensation Committee considers various factors in determining compensation levels for NEOs, including the officer’s responsibilities and performance, the effectiveness of our programs in supporting the Company’s short and long-term strategic objectives, and overall financial performance. Additionally, the Compensation Committee coordinates the full Board’s annual review of the CEO’s performance and considers the Board’s assessment in its compensation decisions related to the CEO.

To this end, the Compensation Committee conducts an annual review of executive officer pay levels, reviews market data provided by the independent consultant, and approves changes to program designs, including post-termination arrangements, based on an assessment of competitive market practice and emerging trends. Additionally, the Compensation Committee recommends succession plans to the Board and evaluates the risks associated with the Company’s executive compensation programs.

Role of the Compensation Consultant

In 2017 the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”) to provide executive compensation consulting services. Meridian’s services to the Compensation Committee and the Nominating and Governance

Committee have included updates on best practices and market trends in executive and director compensation, recommendations regarding executive and director compensation, and an independent review of compensation proposals by the Company’s senior management. Meridian attended meetings at the Compensation Committee’s request and was available to provide guidance as questions and issues arose. Meridian provides no other services to the Company other than independent compensation advisory services. The Compensation Committee determined that Meridian is independent after consideration of the SEC independence factors.

Role of Executive Officers in Compensation Decisions

At the request of the Compensation Committee, the CEO presents individual pay recommendations for each of the NEOs, other than himself. In forming his recommendations, he is advised by information provided by human resource management (i.e., Executive Vice President, Chief Human Resource Officer and Senior Vice President, Compensation and Benefits) and the independent compensation consultant with regards to assessments of individual contributions, achievement of performance objectives and other qualitative factors. The Compensation Committee considers these recommendations in approving the pay levels of each NEO. The CEO does not make recommendations concerning his own compensation.

The CEO and members of human resource management regularly attend Compensation Committee meetings. Human resource management typically presents recommendations for changes to program designs and individual pay levels for executive officers, taking into consideration individual performance of each incumbent, appropriate benchmarking information and issues that may arise from an accounting, legal or tax perspective.

Compensation Program Overview

The Company’s executive compensation program is designed to meet the following three objectives that align with and support the Company’s strategic business goals:

•	Attract and retain executives who lead the Company’s efforts to build short-term and long-term value for shareholders
•	Reward achievement of annual operating performance goals and sustained increases in shareholder value
•	Emphasize variable performance-based components of the compensation program more heavily than fixed components

The key elements of the Company’s executive compensation program are base salary, annual incentives, long-term incentives consisting of time-based RSUs and PBRSUs, and retirement benefits. The compensation program also includes certain perquisites, but these perquisites are not a significant element of compensation. Each element of compensation is designed to fulfill the objectives discussed above.

Program	Form	Fixed or Variable	Objectives
Base Salary	Cash	Fixed	● Serves as attraction and retention incentive
● Rewards individual performance
Annual Incentive	Cash	Variable	● Rewards annual operating results
● Emphasizes variable performance-based compensation
Long-term Incentive, which includes:			● Serves as attraction and retention incentive
● Emphasizes variable performance-based compensation
● Aligns interests with shareholders
RSUs	Equity	Fixed	● Rewards for maintaining and increasing stock price and enhancing long-term value
PBRSUs	Equity	Variable	● Rewards based on Company performance
● Rewards for maintaining and increasing stock price and enhancing long-term value
Retirement Benefits	Cash	Fixed	● Serves as attraction and retention incentive

Pay Mix

A significant portion of the compensation program for the NEOs is “variable” or “at risk.” This means that it is contingent upon achieving specific results that are essential to the Company’s long-term success and growth in shareholder value. As described above, the variable components of the 2017 compensation program include annual incentives and long-term incentives. The Compensation Committee has not established a specific formula for the allocation of “fixed” and “variable” compensation components and instead retains the discretion to modify the allocation from year to year.

As illustrated for the 2017 annual program elements, approximately 70% of the total direct compensation opportunity (i.e., “TDC”, or the sum of base salary, annual incentives, fixed equity, and variable equity at target) for the Company’s NEOs (other than the CEO) was weighted — assuming payout at target levels — toward variable and equity components. The TDC opportunity for the CEO was weighted towards variable and equity components at approximately 83%.

To assist in reviewing the levels of compensation in 2017 Meridian collected and analyzed market data, including base salary, target short- and long-term incentive opportunities for each of the NEOs from the following published and proprietary sources:

Primary Data Sources. The Compensation Committee relies on data sources from a third-party administered survey sponsored by Cable and Telecommunications Human Resources Association (“CTHRA”) and from publicly available proxy data from a peer group of 9 publicly-traded companies in the media industry, including:

AMC Networks Inc.	Lions Gate Entertainment Corp.	Twenty-First Century Fox Inc.
CBS Corp.	Sirius XM Holdings Inc.	Viacom, Inc.
Discovery Communications, Inc.	Time Warner Inc.

Liberty Global, PLC

The companies in this peer group represent some of the many companies in the media industry with which we compete in business and for talent. All pay opportunities were compared with the size-adjusted median of this proxy peer group using regression analysis based on revenue to reflect pay of similarly-situated executives in comparable positions.

Data from the CTHRA Cable Programmers, Broadcast Networks Compensation Survey includes data from over 40 national cable and broadcast networks that participate in the survey each year.

Secondary Data Sources. To obtain a broader understanding of market pay levels and compensation and benefit practices, the Compensation Committee also reviews survey data from the Towers Watson Executive Compensation Database, for both general industry and media cuts.

Market data provides an important reference point by indicating what an executive could expect to earn at a similar peer company and what the Company might expect to pay if it should have to recruit from the outside. However, market data is only one of the many factors that the Compensation Committee considers to assess the reasonableness of pay opportunities provided to the Company’s executive officers. The Compensation Committee also considers other relevant factors such as the incumbent’s experience, tenure in position, talent supply and demand, cost constraints of the Company and internal equity.

Tally Sheets

In determining executive compensation for each NEO, the Compensation Committee also reviews tally sheets which provide:

•	History of targeted pay for the last five years;
•	Value of outstanding equity awards at various stock price levels;
•	Present value of accrued benefits under each retirement plan and current level of perquisites provided;
•	Cumulative stock exercises and stock vesting over time; and
•	Update on stock ownership levels.

Analysis of Each Compensation Element

Following is a brief summary of each element of the 2017 compensation program for the NEOs.

Base Salary. After discussing the individual performance, experience, scope of responsibilities, and Mr. Lowe’s recommendations for the other NEOs, the Compensation Committee established the base salaries for each NEO. In general, the increases are intended to align base salary levels with the market and to reflect the individual performance and scope of responsibilities of each NEO.  Mr. Lowe did not receive a salary increase in 2017 due to entering into a new employment contract with the company in 2016. The salary increases in 2017 for the other NEOs were outcomes due to observations in market changes.

NEO	2017 Base Salary Percentage Increase
Mr. Lowe	0.0%
Ms. Hickok	12.9%
Mr. Jablin	15.4%
Ms. Gibson	17.6%
Mr. Hale	8.3%

Please refer to the Salary column of the Summary Compensation Table for the 2017 base salaries of the NEOs.

Annual Incentive. The annual incentive payout for the NEOs is based on the extent to which certain pre-established performance goals are achieved during the year. The annual incentive program is consistent with the Company’s pay for performance philosophy and is also “at risk” because the Company must achieve certain performance goals established by the Compensation Committee for the NEOs to receive an annual incentive payout.

Target Incentive Opportunities. The NEOs had the opportunity to earn targeted incentive cash payments that were expressed as a percentage of each executive’s annual base salary. The target annual incentive opportunities were established by the Compensation Committee, according to each executive’s position and level of responsibility and positioning versus market. The target annual incentive opportunity increased for all NEOs in 2017 due to observations in market changes, with the exception of Mr. Lowe. The following table shows the target annual incentive opportunity as of December 31, 2017 (expressed as a percentage of base salary) for each NEO.

NEO	2017 Target Incentive as a Percent of Base Salary
Mr. Lowe	200%
Ms. Hickok	85%
Mr. Jablin	150%
Ms. Gibson	85%
Mr. Hale	85%

Performance Goals and Actual Results for 2017. The target annual incentives are earned based on the extent to which certain performance goals are achieved. The Compensation Committee established two performance goals for the 2017 annual performance period: segment profit and revenue, which are described in more detail below:

Segment Profit

Segment profit is the measure by which the Company evaluates the operating performance of each business segment and the measure of performance most frequently used by investors to determine the value of the enterprise. The segment profit goal was based on the consolidated performance of the Company.  Segment profit is a supplemental non-GAAP financial measure that is defined in our notes to the financial statements.  Segment profit for 2017 was adjusted to exclude the following items, which were identified by the committee when it established the goals in February, 2017 (i) the effects of currency fluctuations above or below budgeted levels, (ii) programming amortization as a result of purchase accounting (iii), transaction and integration costs related to the Discovery transaction, (iv) revenue and related segment profit related to an entity that was sold during the 2017 year for the period subsequent to the sale, (v) unbudgeted revenue and related segment profit related to an entity that was purchased during the 2017 year, (vi) fifty percent of unbudgeted severance costs and (vii) unbudgeted expenses related to an international restructuring project.

Revenue

Revenue growth is primarily achieved through growth in advertising sales and distribution fee revenues from our television networks. Continued growth in revenues allows us to invest and grow our existing brands and allows us the flexibility to take advantage of promising opportunities in the global media marketplace. The revenue goal was based on the Company’s operating revenue as set forth in our financial statements.

The above combination of a growth measure (revenue) and a profitability measure (segment profit) creates a balance between growing the Company and managing expenses.

The following table provides the weights of each metric, the range of performance and payout, and the actual achievement level for each performance goal along with the payout percentage for 2017. All amounts are shown in millions.

	Weights (% of Total)	Threshold	Target	Maximum	Actual
Segment Profit(1)	65%	$1,192.3	$1,472.0	$1,766.4	$1,449.4
Revenue	35%	$2,930.3	$3,617.6	$4,341.1	$3,528.8
Payout Percent of Target		6%	100%	200%

(1)

Actual segment profit results include adjustments for one-time items noted in the definition above and, therefore, differ from the reported segment profit in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

For more information on the 2017 target annual incentive opportunity for the NEOs, please refer to the “Grants of Plan-Based Awards” Table. The “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” column of that table provides the estimated payouts for the NEOs at threshold, target and maximum performance levels for 2017. Please refer to the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for the actual amounts earned by each NEO.

Long-Term Incentives. The Company’s long-term incentive awards are consistent with the Company’s pay for performance philosophy and are intended to create a direct correlation between the level of compensation paid to the NEOs and the Company’s financial performance and stock price. This approach:

•	Rewards performance that delivers creation of sustainable shareholder value;
•	Provides a long-term retention incentive for key employees based on the vesting period; and
•	Increases stock ownership of the NEOs so that their interests are more closely aligned with the long-term interest of the Company’s shareholders.

Long-Term Incentive Opportunities. Under the Company’s Long-Term Incentive Plan, the NEOs were granted equity awards as recommended by the CEO and approved by the Compensation Committee. The Compensation Committee approved the 2017 target value of the equity awards as a percent of base salary for each NEO based on each NEO’s position and level of responsibility.

Decisions regarding long-term incentive grants were made based on role and competitive market data to reward value creation and meet retention objectives. The Compensation Committee also determined that it was important to maintain internal equity among the NEOs, especially for positions of similar scope and authority in the Company. Therefore, in addition to the other factors cited, the targets reflect the Compensation Committee’s strategy to ensure proper internal alignment among the NEOs. There was no change to the target value of equity awards for the NEOs from 2017. This table shows the 2017 long-term incentive opportunities (expressed as a percentage of base salary) for each NEO.

NEO	2017 Long-Term Incentive as a Percent of Base Salary
Mr. Lowe	275%
Ms. Hickok	125%
Mr. Jablin	225%
Ms. Gibson	125%
Mr. Hale	125%

During 2017 we eliminated the use of stock options and used two long-term incentive vehicles targeting the mix in the table below.

Form of Equity	Percent of Target Long-Term Incentive Award
Restricted Share Units (RSUs)	30%
Performance-Based Restricted Share Units (PBRSUs)	70%

This combination of these forms of equity balances the need for retention with the focus on share price appreciation, both on an absolute and a relative basis.

Time-Based Restricted Share Units. Each RSU corresponds in value to a single share of Company Class A Common Stock. Therefore, as share price increases, RSUs become more valuable. This creates an incentive for our NEOs to increase share price which benefits our shareholders. Time-based RSUs also provide NEOs the opportunity to increase their stock ownership levels. In addition, RSUs serve as an effective retention incentive as they vest over three years and unvested RSUs are forfeited if the employee voluntarily terminates before retirement. This serves to align the interests of the NEOs with those of our shareholders. These grants provide for accelerated vesting on pro-rata basis for termination without “cause” or for “good reason”.

Performance-Based Restricted Share Units (2017 Grants). PBRSU awards provide NEOs with an opportunity to increase their stock ownership levels and at the same time serve as retention incentives. The number of shares ultimately earned is dependent upon the level of the Company’s achievement of performance targets.

For the 2017 PBRSU grant, the two-year performance period began on January 1, 2017 and ends on December 31, 2018. Shares are earned if the targeted adjusted cash flow is achieved by more than the threshold as illustrated in the table below.

Performance Payout
≤ 80%	=	0%
85%	=	25%
90%	=	50%
95%	=	75%
100%	=	100%
105%	=	125%
110%	=	150%
115%	=	175%
≥ 120%	=	200%

The earned units, if any, vest 50% on each of February 28, 2019 and February 28, 2020. These grants provide for accelerated vesting in full for termination without “cause” or for “good reason”.

Performance-Based Restricted Share Units (2016 Grants). For the 2016 PBRSU grant, the two-year performance period began on January 1, 2016 and ended on December 31, 2017. The Company’s adjusted cash flow was 107.74% of $2,672.0M, the target for the performance period, resulting in a payout of 138.70%.

Additional Information. For more information on the equity awards granted to NEOs in 2017, please refer to the “Grants of Plan-Based Awards” table. For information about the total number of stock options, RSUs and PBRSUs outstanding as of the end of 2017 with respect to each NEO, please refer to the “Outstanding Equity Awards at Fiscal Year-End” table.

Retirement Plans

The Company provides savings and retirement benefits through the Scripps Networks Interactive Pension Plan and the Scripps Networks Interactive 401K Savings Plan.

The pension plan is closed to new participants and the credited service levels used for benefit calculation purposes are frozen; however, consideration of salary growth to calculate benefit levels continues for a ten-year transition period that ends December 31, 2019. Plan participants will continue to accrue service for vesting and early retirement eligibility.

The 401K Savings Plan includes a Company match of 50% of the employee’s contribution up to 6% of eligible compensation, and a Company contribution of up to 8% based on a combination of age and service. This Company contribution, which went into effect on January 1, 2010, was intended to mirror some of the financial benefits available under the defined benefit plan that was frozen.

To attract and retain key executive talent, the Company has determined that it is important to provide the management team, including the NEOs, with retirement benefits that are in addition to those generally provided to its employees. These restorative plans listed below allow the NEOs to receive the same benefit as other plan participants:

•

The Company supplements the pension plan for pension-eligible executives whose salary and contributions exceed the IRS limitations through the Company’s Supplemental Executive Retirement Plan (“SERP”). Consistent with the transitional freeze of the defined benefit plan, the SERP was also transitionally frozen, effective January 1, 2010.

•

The NEOs may also defer specified portions of their compensation under the Executive Deferred Compensation Plan, and receive matching contributions, in each case in excess of what they are able to defer under the 401K Savings Plan due to IRS limitations.

•

Due to legal restrictions for plan design, the transitional freeze of the defined benefit pension plan and accompanying transitional freeze of the Company’s SERP had a disproportionately negative impact on some employees of the Company, including some of the NEOs. In order to address this disproportionately negative impact, the Company added a Supplemental Contribution Plan (“SCP”), effective January 1, 2010 to allow for Company contributions based on a combination of age and service above the IRS contribution limits. The changes to the Company’s plans also had a disproportionately negative impact on employees as their relative ages and length of service increased. To address this negative impact, the Company contribution to the Executive Deferred Compensation Plan was increased for a group of employees based on age and length of service, including the four NEOs who participate in the pension plan. During 2011, the SCP was merged into the Executive Deferred Compensation Plan for ease of administration.

The Company believes that the SERP and the Executive Deferred Compensation Plan are important retention tools, as many of the companies with which the Company competes for executive talent provide similar benefits to their senior executives.

Perquisites

The Company provides executives with benefits comparable to those they would receive at other companies within our industry and are necessary for us to remain competitive in the marketplace. Our Compensation Committee considers these arrangements to be fair and reasonable in light of the relatively low cost to the Company.

In 2017, the NEOs received a financial planning benefit pursuant to the terms of their employment agreements, plus an additional payment to cover the taxes associated with the compensation value of this benefit. They also received membership in dining and business clubs. In addition, Mr. Lowe receives a monthly travel stipend for his trips to New York.

The NEOs are also eligible for an executive physical. Typically, the majority of the cost associated with this benefit is covered under the healthcare plans offered to the Company’s employees; however, if certain tests or procedures are not covered, the Company will pay for the difference.

For more information about the perquisites provided in 2017 to each NEO, please refer to the “All Other Compensation” column of the Summary Compensation Table.

Other Plans and Agreements

Employment Agreements. The Company maintains employment agreements with each of the NEOs. These employment agreements enhance retention for the NEOs and also protect the Company’s interests by imposing confidentiality, non-competition, non-solicitation and other restrictive covenants on the executives.

On April 24, 2017 we entered into a new employment agreement with Ms. Gibson. The agreement extended the term to December 31, 2019. Under the employment agreement, Ms. Gibson will receive an annual base salary of not less than $800,000, with a target annual incentive opportunity of 85% of her base salary.

On July 28, 2017, the Company entered into amendments to the employment agreements of Burton Jablin and Mark Hale. The amendments provided for a one-year extension of the term through December 31, 2018 of Mr. Hale’s and Mr. Jablin’s employment agreements. In addition, under Mr. Jablin’s amendment, he will receive an annual base salary of not less than $1,500,000, with a target annual incentive opportunity of 150% of his base salary.

On July 28, 2017, the Company also entered into a new employment agreement appointing Lori Hickok to the position of Executive Vice President, Chief Financial & Development Officer. The terms of the Employment Agreement are retroactive to July 1, 2017, continuing until December 31, 2020. Under the employment agreement, Ms. Hickok will receive an annual base salary of not less than $875,000, with a target annual incentive opportunity of 85% of her base salary. For additional details on the employment agreements for our NEOs, please refer to the “Employment Agreements” section contained within this CD&A.

Each NEO would be entitled to severance benefits under his/her employment agreement in the event of an involuntary termination of employment without “cause” or a termination by the executive for “good reason,” death or disability. Each NEO, other than Jablin would also be entitled to certain severance benefits upon a termination of employment following the expiration of the term. The severance benefits for each of the NEOs are determined based upon a multiple of base pay and annual incentive.

In exchange for the severance benefits, the NEOs agree not to disclose Company confidential information and agree not to compete against the Company or solicit its employees or customers for a period of time after termination. These provisions protect the Company’s interests and help to ensure its long-term success.

Executive Severance Plan. Effective January 1, 2011, the Company adopted the Executive Severance Plan, (“ESP”), which provides severance benefits to certain executives upon involuntary termination, death and disability. The ESP also provides benefits for termination for “good reason” for executives with employment agreements. The severance benefits are generally based upon a multiple of base salary and annual incentive, depending upon the level of responsibility of the executive. The ESP was adopted to codify existing practices, to ensure consistency in benefits payable upon termination and to provide for protection of the Company through the inclusion of confidentiality, non-compete and non-interference obligations in exchange for the receipt of benefits.  All NEOs are covered under the ESP.

On July 27, 2017, the Company amended the ESP to (i) provide that the plan may not be amended or terminated following the announcement of the proposed merger with Discovery Communications, Inc. and for two years following the consummation of the merger and (ii) clarify that “good reason” termination protection applies to individuals who terminate their employment on the basis of a good reason termination event on or after attaining retirement age.

Change in Control Plan. All NEOs are provided change in control protection under the Company’s Executive Change in Control Plan. Under this plan, a NEO would be entitled to certain severance benefits if a change in control were to occur and the Company terminated the executive’s employment without “cause” or the executive terminated his/her employment with the Company for “good reason” within a two-year period following the change in control. In addition to the benefits available under the Executive Change in Control Plan under these circumstances, Mr. Lowe is entitled to certain additional benefits under his employment agreement. The severance levels in the Change in Control Plan were adopted by the Compensation Committee in 2008.

This plan was frozen to new participants beginning in 2012. A new plan, 2012 Executive Change in Control Plan, was added for new hires beginning in 2012 that is the same as the 2008 plan with the exception that it does not include a gross-up provision.

On July 27, 2017, the Company amended and restated its Executive Change in Control Plan and its 2012 Executive Change in Control Plan. The amendments (i) provide that the plans may not be amended or terminated following the announcement of the proposed merger with Discovery Communications, Inc. and for two years following the consummation of the merger, (ii) clarify that severance amounts include payment of a prorated annual bonus in respect of the year of termination, and (iii) clarify that “good reason” termination protection applies to individuals who voluntarily terminate their employment on the basis of a good reason termination event on or after attaining retirement age.

The Company believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of NEOs. The change in control protections allow NEOs to focus on the Company’s business and objectively evaluate the benefits to shareholders of proposed transactions without being distracted by potential job loss. It also enhances retention following a change in control, as the severance benefits are payable only if the executive incurs a qualifying termination within a certain period following a change in control, rather than merely as a result of the change in control. In addition, the Change in Control Plan conditions the severance benefits upon certain confidentiality, non-compete and non-solicitation obligations which further protect the continuity of the Company’s business following a change in control.

Most equity awards held by employees would immediately vest upon a change in control, under the Long-Term Incentive Plan. Unlike the cash severance described above, the vesting is not contingent upon a qualifying termination within a certain period following a change in control. This single trigger is appropriate because the equity of the Company will change and the Company believes NEOs, along with all participants, should have the same opportunity to realize value as common shareholders. Commencing in 2017, all equity grants to Mr. Lowe would vest on a “double trigger” basis.

Additional Information. Please refer to the “Description of Potential Payments Upon Termination or Change in Control” section of this proxy statement for information regarding potential payments and benefits, if any, that each NEO is entitled to receive under his/her employment agreement and applicable plans in connection with his/her termination of employment as well as in connection with a change in control.

Other Governance Items

Equity Grant Practices. The Compensation Committee approves annual equity awards at its February meeting, which are subsequently issued on March 1st based on the closing price of the Company’s Class A Common Shares on such date (or the last trading day prior to such date). This meeting date is set typically two years in advance. The Compensation Committee does not grant equity compensation awards in anticipation of the release of material nonpublic information. Similarly, the Company does not time the release of material nonpublic information based on equity award grant dates.

Stock Ownership Guidelines. Effective November 2011, the Company adopted stock ownership guidelines for all NEOs in addition to executive officers to encourage ownership in the Company for the executives who have a direct impact on the decisions that contribute to the long-term success of the Company.

The guidelines give the executive five years to attain the prescribed ownership levels which are established as a target multiple of base pay. The target multiples for the NEOs are on the table to the right.

	Multiple of	2017
NEO	Salary	Ownership
Mr. Lowe	5.0x	12.7x
Ms. Hickok	2.0x	4.3x
Mr. Jablin	3.0x	4.5x
Ms. Gibson	2.0x	3.4x
Mr. Hale	2.0x	4.6x

Shares owned outright as well as time-based RSUs are included in the totals. As of December 31, 2017, all of the NEOs have met the target stock ownership levels.

Mandatory Retirement Policy. Effective January 1, 2011, the Company adopted a mandatory retirement policy pursuant to which all bona fide executives as defined under the Age Discrimination in Employment Act, will be required to retire at the age of 65, unless otherwise determined by the Compensation Committee. Each of the NEOs qualifies as a bona fide executive and will be subject to the policy. Mr. Lowe’s employment agreement, which was approved by the Board in 2016, extended his employment until December 31, 2019, which is approximately three years after he turns 65.

Anti-hedging and Prohibition on Pledging Policy. Our policy on insider trading prohibits directors, officers and certain key employees from engaging in short sales, purchases of puts and calls and other speculative or hedging transactions with respect to Company stock, regardless of whether they do or do not hold material, non-public information. In addition, directors, officers and certain key employees are prohibited from holding Company stock in a margin account or pledging Company stock to secure a loan unless a prior approval is obtained.

Income Deduction Limitations. In structuring our executive compensation program, the Compensation Committee takes into account the tax treatment of our compensation arrangements.  For example, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code (“Section 162(m)”).  Section 162(m) generally provides that the Company may not deduct compensation paid to a “covered employee” (generally our named executive officers serving on the last day of the year other than the chief financial officer) to the extent it exceeds $1 million.   Qualified performance-based compensation paid pursuant to shareholder approved plans is not subject to the $1 million deduction limit, provided that certain requirements are satisfied.

In making compensation decisions in 2017 and prior years, the Compensation Committee often sought to structure our annual incentive program and performance-based restricted shares with the intention that they would be exempt from the $1 million deduction limit as “qualified performance-based compensation.”  However, the Compensation Committee never adopted a policy that would have required all compensation to be deductible, because the committee wanted to preserve the ability to pay compensation to our executives in appropriate circumstances, even if such compensation would not be deductible under Section 162(m).

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a number of significant changes to Section 162(m), such as the repeal of the qualified performance-based compensation exemption and the expansion of the definition of “covered employees” (for example, by including the chief financial officer and certain former named executive officers as covered employees).

As a result of these changes, except as otherwise provided in the transition relief provisions of the Tax Cuts and Jobs Act, compensation paid to any of our covered employees generally will not be deductible in 2018 or future years, to the extent that it exceeds $1 million.

The Company has taken steps that it deemed appropriate with the intention of preserving the deductibility of certain compensation arrangements that were in place as of November 2, 2017 under the applicable transition rules.  However, due to uncertainties regarding the scope of transition relief under the Tax Cuts and Jobs Act, there can be no guarantee that any compensation in excess of $1 million paid to our covered employees after 2017 will be or remain exempt from Section 162(m).

Compensation Risk Assessment. Members of management from the Company’s human resources, finance and legal groups assessed whether the Company’s compensation policies and practices encourage excessive or inappropriate risk taking by our employees, including employees other than our NEOs and reported the results to the Compensation Committee.

Specifically, the review included a detailed analysis of the following risk factors related to compensation: pay mix, performance goals, performance metrics/target, market comparisons and checks and balances. The review also analyzed whether there was any link between the Company’s key business risks and its compensation programs.

Based upon the review, and in consultation with Meridian, the Compensation Committee determined that its compensation policies and practices did not create risks that are “reasonably likely to have a material adverse effect” on the Company.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table presents information concerning compensation paid to the NEOs in 2015, 2016 and 2017. The narrative following the tables describes current employment agreements and employment terms with each of our NEOs.

Summary Compensation Table — 2015 to 2017

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Kenneth W. Lowe	2017	2,000,000		5,500,032		3,636,100	4,382,472	871,311	16,389,916
Chairman, President &	2016	1,683,858		19,057,503	1,888,955	3,329,010	2,028,569	796,344	28,784,239
Chief Executive Officer	2015	1,467,000		2,420,604	1,573,534	2,039,548	1,315,473	499,158	9,315,317
Lori Hickok	2017	875,000		1,093,783		676,087	579,529	212,624	3,437,023
Executive Vice President,	2016	775,000		581,235	429,306	578,218	514,990	184,710	3,063,459
Chief Financial & Development Officer	2015	675,000		1,506,226	329,101	469,221	96,339	154,590	3,230,477
Burton F. Jablin	2017	1,500,000		2,924,994		2,045,306	873,319	475,944	7,819,563
Chief Operating Officer	2016	1,110,000		1,498,542	1,106,792	1,274,086	889,495	456,679	6,335,594
	2015	1,050,000		1,116,022	725,479	1,122,923	197,847	287,837	4,500,108
Cynthia L. Gibson	2017	800,000		999,955		618,137		142,963	2,561,055
Executive Vice President,	2016	680,000		510,051	376,690	507,340		139,350	2,213,431
Chief Legal & Business Affairs Officer	2015	630,000		472,552	307,159	437,940		99,799	1,947,450
Mark S. Hale	2017	650,000	500,000	812,458		502,236	415,502	164,136	3,044,333
Executive Vice President,	2016	600,000	250,000	450,016	332,371	447,652	413,713	159,897	2,653,649
Global Operations & Chief Technology Officer	2015	578,500		433,944	282,054	402,140	116,444	142,412	1,955,494

(1)	Reflects the retention bonus paid to Mr. Hale under the terms of his employment agreement.
(2)

Reflects the aggregate grant date fair value of the PBRSUs granted at target performance payout and the time-based RSUs granted to our NEOs. The aggregate grant date fair value was determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”). See Note 18 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K for an explanation of the assumptions made in valuing these awards. For additional information about the equity awards granted in 2017, please refer to the “Grants of Plan-Based Awards” section within this CD&A. For information on all outstanding equity awards as of December 31, 2017, please refer to the Outstanding Equity Awards at Fiscal Year End table.

(3)

The grant date fair value of the PBRSUs granted in 2017 at the maximum performance payout would be as follows: Mr. Lowe: $7,699,997.38; Ms. Hickok: $1,531,328.56; Mr. Jablin: $4,095,008.06; Ms. Gibson: $1,399,984.98 and Mr. Hale: $1,137,457.80.

(4)	Reflects the aggregate grant date fair value of the stock options granted to our NEOs in prior years.
(5)

Reflects the annual incentive earned by each NEO under the Executive Annual Incentive Plan for the applicable calendar year. For additional information about the 2017 annual incentive opportunities, please refer to the narrative summary on executive annual incentive plans in this CD&A.

(6)

Reflects the increase in the present value of the accumulated benefits under the pension plan and the SERP for the applicable calendar year. Ms. Gibson is not eligible to participate in the pension plan or SERP. For information on these plans, please refer to the Pension Benefits table. The NEOs did not accrue any preferential or above-market earnings on non-qualified deferred compensation.

(7)	Reflects the perquisites and other benefits outlined in the table below. For more information about these benefits, refer to the narrative summary on executive benefits within this CD&A.

All Other Compensation Table

Name		Financial Planning ($)(1)	Legal Fees ($)	Club Dues ($)(2)	Tax Gross-Up ($)(3)	Matching Contribution ($)(4)	Company Contribution ($)(5)	Senior Executive Physical ($)(6)	Charitable Matching Gift ($)(7)	Other ($)(8)	Total ($)
Mr. Lowe	2017	15,000		20,178	10,840	169,083	558,210		2,000	96,000	871,311
	2016	15,000		25,594	10,840	150,386	496,024		2,500	96,000	796,344
	2015	15,000		14,942	10,840	105,197	345,180			8,000	499,159
Ms. Hickok	2017	10,000			7,227	45,673	149,224				212,624
	2016	10,000			3,765	40,493	129,953		500		184,710
	2015	10,000			3,765	31,287	109,538				154,590
Mr. Jablin	2017	12,000			8,672	104,804	348,468		2,000		475,944
	2016	10,000			7,227	71,460	233,390		2,500		324,577
	2015	10,000			7,227	62,972	205,139		2,500		287,838
Ms. Gibson	2017	10,000			3,907	42,406	81,650		5,000		142,963
	2016	10,000			3,765	35,568	53,353		7,500		110,186
	2015	10,000			3,765	32,977	48,057		5,000		99,799
Mr. Hale	2017	10,000			6,659	34,509	109,967		3,000		164,136
	2016	10,000		1,799	3,765	31,407	101,732		2,500		151,203

(1)	Represents the amount paid to our NEOs for financial planning services.
(2)	Represents the amount paid for dining and business clubs.
(3)	Represents reimbursement of taxes imposed on the financial planning benefit.
(4)	Represents the amount of all matching contributions earned under the Company’s 401(k) Plan and Deferred Compensation Plan.
(5)	Represents the amount of all age plus service contributions earned under the Company’s 401(k) Plan and Deferred Compensation Plan.
(6)	Represents the cost of the senior executive physical, if any, that is in excess of the cost of a physical covered under the Company’s general health plan.
(7)	Represents the amount of matching charitable contributions under the Company’s matching gift program.
(8)	Represents the amount of a travel stipend.

Employment Agreements

Each of the NEOs has entered into an employment agreement with the Company. These employment agreements enhance retention of NEOs and also protect the Company’s interests by imposing confidentiality, non-competition, non-solicitation and other restrictive covenants on the executives. The employment agreements establish the minimum base salary and target annual incentive opportunity for the term of the agreement. Following is a brief summary of the employment agreements.

Employment Agreement for Mr. Lowe. Mr. Lowe serves as Chairman, President and Chief Executive Officer pursuant to an employment agreement that was most recently amended in 2016 and extends the term through December 31, 2019. During the term, Mr. Lowe is entitled to: (i) a base salary of not less than $2,000,000 and an annual incentive target bonus opportunity of not less than 200 percent of his salary; (ii) participate in all equity incentive, employee pension, and welfare benefit plans on a basis no less favorable than the most favorable basis provided other senior executives of the Company; (iii) payment of a lump sum equal to 3.0 times his base salary and 2.0 times his target annual incentive upon termination without “cause” or for “good reason”; and (iv) reimbursement for tax and financial planning up to maximum of $15,000 per year, the annual membership fees and other dues associated with one country club and one luncheon club, and the costs of an annual physical examination. Under the terms of the Agreement, Mr. Lowe will serve in his current roles until the later of January 1, 2019 or the date that the Board appoints a new Chief Executive Officer. Following such date, Mr. Lowe will serve as Executive Chairman of the Board until December 31, 2019, at which date he will retire from the Company.

Employment Agreement for Ms. Hickok. Ms. Hickok serves as the Executive Vice President, Chief Financial and Development Officer pursuant to an employment agreement entered into with the Company on July 28, 2017 which extends through the end of 2020.  During the term, Ms. Hickok is entitled to: (i) an annual base salary that is not less than $875,000 and a target annual incentive opportunity of not less than 85 percent of her salary; (ii) participate in all equity incentive, employee pension, welfare benefit plans and fringe benefit programs applicable to similarly situated executives of the Company; (iii) payment of a lump sum equal to 1.5 times her base salary and target annual incentive upon termination without “cause” or for “good reason”; and (iv) reimbursement for tax and financial planning up to a maximum of $15,000 per year and the costs of an annual physical examination; (v) a promotion grant of

RSUs valued at $1 million and vesting equally over three years and (vi) a pension/SERP bridge providing for a lump sum payment if involuntarily termed, not for cause prior to being eligible for Early Retirement.  Lump sum will equal the difference between her SERP benefit if employed until eligible for Early Retirement and the SERP benefit at the time of an involuntarily term, not for cause.

Employment Agreement for Mr. Jablin. Mr. Jablin serves as the Chief Operating Officer pursuant to an employment agreement that extends through 2018. During the term, Mr. Jablin is entitled to: (i) an annual base salary that is not less than $1,500,000 and a target annual incentive opportunity that is not less than 150 percent of his salary; (ii) participate in all equity incentive, employee pension, welfare benefit plans and fringe benefit programs applicable to similarly situated executives of the Company; (iii) payment of a lump sum equal to 2.5 times his base salary and target annual incentive upon termination without “cause” or for “good reason”; and (iv) reimbursement for tax and financial planning up to a maximum of $15,000 per year and the costs of an annual physical examination.

Employment Agreement for Ms. Gibson. Ms. Gibson serves as the Executive Vice President, Chief Legal and Business Affairs Officer pursuant to an employment agreement entered into with the Company that extends through the end of 2019.  During the term, Ms. Gibson is entitled to: (i) an annual base salary that is not less than $800,000 and a target annual incentive opportunity of not less than 85 percent of her base salary; (ii) participate in all equity incentive plans, employee retirement, welfare benefit plans available to similarly situated executives of the Company; (iii) payment of a lump sum equal to 1.5 times base salary and annual incentive upon termination without “cause” or for “good reason”; and (iv) reimbursement for tax and financial planning up to a maximum of $10,000 per year, the annual membership fees and other dues associated with one luncheon club, and the costs of an annual physical examination.

Employment Agreement for Mr. Hale. Mr. Hale serves as the Executive Vice President, Global Operations and Chief Technology Officer pursuant to an employment agreement that extends through the end of 2018. Under this employment agreement, Mr. Hale was entitled to: (i) an annual base salary that is not less than $560,000 and target annual incentive opportunity that is not less than 50 percent of his base salary; (ii) participate in all equity incentive plans, employee retirement, pension and welfare benefit plans available to similarly situated executives of the Company; (iii) payment of a lump sum equal to 1.5 times Mr. Hale’s base salary and target annual incentive upon termination without “cause” or for “good reason”; and (iv) reimbursement for tax and financial planning up to a maximum of $10,000 per year and the cost of an annual physical examination. As part of Mr. Hale’s employment agreement, he is eligible for a bonus payment of $250,000 for each subsequent renewal of his contract. He received a bonus payment of $250,000 on January 1, 2016 and again on January 1, 2017 for subsequent renewals of his contract in those years. Mr. Hale received a bonus payment of $250,000 on December 31, 2017 for the renewal of his contract through the end of 2018.

Please refer to the “Description of Potential Payments Upon Termination or Change in Control” section for information regarding potential payments and benefits, if any, that each executive is entitled to receive under his/her employment agreement in connection with his/her termination of employment or change in control, along with a brief description of the applicable non-competition, non-solicitation, confidentiality and other restrictions applicable to each executive.

Grants of Plan-Based Awards

The following table sets forth information for each NEO regarding: (i) estimated payouts of the annual cash incentive opportunities granted by the Company in 2017; and (ii) time-based and performance-based RSUs granted in 2017.

Grants of Plan-Based Awards — 2017

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards:	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Units (#)(3)	Underlying Options (#)(4)	Option Awards ($/SH)	and Option Awards ($)(5)
Mr. Lowe	2017	240,000	4,000,000	8,000,000
	3/1/2017				2,888	48,131	96,262				3,849,999
	3/1/2017							20,628			1,650,034
Ms. Hickok	2017	44,625	743,750	1,487,500
	3/1/2017				574	9,572	19,144				765,664
	3/1/2017							4,102			328,119
Mr. Jablin	2017	135,000	2,250,000	4,500,000
	3/1/2017				1,536	25,597	51,194				2,047,504
	3/1/2017							10,970			877,490
Ms. Gibson	2017	40,800	680,000	1,360,000
	3/1/2017				525	8,751	17,502				699,992
	3/1/2017							3,750			299,963
Mr. Hale	2017	33,150	552,500	1,105,000
	3/1/2017				427	7,110	14,220				568,729
	3/1/2017							3,047			243,730

(1)

Reflects the incentive opportunities granted in 2017 under the Executive Annual Incentive Plan. The award had a performance period that commenced January 1, 2017 and ended December 31, 2017. The “Threshold,” “Target” and “Maximum” columns reflect the range of potential payouts under the plan when the performance goals were established. The threshold equals 6 percent of the target award and the maximum equals 200 percent of the target award. The actual 2017 annual incentive payouts are set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table of this proxy statement. For information on the applicable performance goals for each award, please refer to the CD&A.

(2)

Reflects the PBRSUs granted under the 2015 Long-Term Incentive Plan. The March 1, 2017 award has a performance period that commenced January 1, 2017 and will end on December 31, 2018 and a payout that ranges from 6 percent to 200 percent. The actual RSUs credited to the NEOs after the end of the performance period vest 50 percent on each of February 28, 2019 and February 28, 2020. Vesting accelerates in full upon the executive’s death, disability, retirement (except for Mr. Lowe), termination without cause or for good reason or in the event of a change in control (except for Mr. Lowe). The NEOs have no right to vote the share units until they are vested; but they receive dividend equivalents commencing after the end of the performance period as dividends are paid on the underlying shares during the time-based vesting period. For information on the applicable performance goals and performance period for the award, please refer to the CD&A.

(3)

Reflects the time-based RSUs granted under the 2015 Long-Term Incentive Plan on March 1, 2017. The units will vest in three annual installments beginning on the first anniversary of the date of grant for so long as the executive remains employed by the Company. Vesting accelerates in full upon the executive’s death, disability or retirement (except for Mr. Lowe), or in the event of a change in control (except for Mr. Lowe), and vesting accelerates on a prorated basis upon a termination without cause or for good reason. The NEOs have no right to vote the share units until they are vested; but they receive dividend equivalents as dividends are paid on the underlying shares during the vesting period.

(4)	During 2017 we eliminated the use of stock options.
(5)

Reflects the grant date fair value, as determined in accordance with FASB ASC Topic 718, of each equity award listed in the table. See Note 8 of the Consolidated Financial Statements contained in this Annual Report Form 10-K for an explanation of the assumptions used in the valuation of these awards.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information for each NEO with respect to (i) each option to purchase Company shares that had not been exercised and remained outstanding as of December 31, 2017, (ii) each award of time-based RSUs that had not vested and remined outstanding as of December 31, 2017, and (iii) each award of Company PBRSUs that had not vested and remained outstanding as of December 31, 2017.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#)(1) Exercisable	Number of Securities Underlying Unexercised Options (#)(2) Unexercisable	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Mr. Lowe
	2/18/2010	78,064	0	39.44	2/17/2018
	2/17/2011	59,858	0	53.17	2/16/2019
	2/16/2012	95,222	0	43.59	2/15/2020
	2/14/2013	77,560	0	62.37	2/13/2021
	3/1/2014	80,185	0	81.24	2/28/2022
	3/1/2015	68,654	34,326	72.30	2/28/2023
	3/1/2016	49,854	99,707	61.26	2/28/2024
Total		509,397	134,033			40,124	3,425,787	338,866	28,932,379
Ms. Hickok
	2/17/2011	13,482	0	53.17	2/16/2019
	2/16/2012	16,448	0	43.59	2/15/2020
	2/14/2013	13,417	0	62.37	2/13/2021
	3/1/2014	13,860	0	81.24	2/28/2022
	3/1/2015	14,359	7,179	72.30	2/28/2023
	3/1/2016	11,331	22,660	61.26	2/28/2024
Total		82,897	29,839			8,431	719,839	14,316	1,222,300
Mr. Jablin
	2/14/2013	11,101	0	62.37	2/13/2021
	3/1/2014	36,961	0	81.24	2/28/2022
	3/1/2015	31,653	15,826	72.30	2/28/2023
	3/1/2016	29,211	58,421	61.26	2/28/2024
Total		108,926	74,247			21,696	1,852,404	44,355	3,787,030
Ms. Gibson
	2/17/2011	856	0	53.17	2/16/2019
	2/16/2012	4,732	0	43.59	2/15/2020
	2/14/2013	13,691	0	62.37	2/13/2021
	3/1/2014	15,400	0	81.24	2/28/2022
	3/1/2015	13,402	6,700	72.30	2/28/2023
	3/1/2016	9,942	19,883	61.26	2/28/2024
Total		58,023	26,583			7,614	650,083	12,914	1,102,597
Mr. Hale
	2/17/2011	2,021	0	53.17	2/16/2019
	2/16/2012	16,794	0	43.59	2/15/2020
	2/14/2013	14,376	0	62.37	2/13/2021
	3/1/2014	14,374	0	81.24	2/28/2022
	3/1/2015	12,306	6,153	72.30	2/28/2023
	3/1/2016	8,772	17,544	61.26	2/28/2024
Total		68,643	23,697			6,495	554,543	10,783	920,653

(1)	Reflects the number of shares underlying the outstanding stock options that have vested as of December 29, 2017.
(2)	Reflects the number of shares underlying the outstanding stock options that have not vested as of December 29, 2017. The regular vesting dates for each unexercisable stock option award are as follows:

Name	Grant Date	Total Number of Unvested Stock Options Outstanding	Vesting Date
Mr. Lowe	3/1/2015	34,326	34,326 on 3/1/2018
	3/1/2016	99,707	49,854 on 3/1/2018; 49,853 on 3/1/2019
	Total	134,033
Ms. Hickok	3/1/2015	7,179	7,179 on 3/1/2018
	3/1/2016	22,660	11,330 on 3/1/2018 and 3/1/2019
	Total	29,839
Mr. Jablin	3/1/2015	15,826	15,826 on 3/1/2018
	3/1/2016	58,421	29,211 on 3/1/2018; 29,210 on 3/1/2019
	Total	74,247
Ms. Gibson	3/1/2015	6,700	6,700 on 3/1/2018
	3/1/2016	19,883	9,942 on 3/1/2018; 9,941 on 3/1/2019
	Total	26,583
Mr. Hale	3/1/2015	6,153	6,153 on 3/1/2018
	3/1/2016	17,544	8,772 on 3/1/2018 and 3/1/2019
	Total	23,697

(3)	The exercise price equaled the fair market value per share of the underlying option shares on the date of grant.
(4)	Reflects the number of RSUs outstanding as of December 31, 2017. The vesting dates for each outstanding RSU award are as follows:

Name	Grant Date	Total Number of Restricted Share Units Outstanding	Vesting Date
Mr. Lowe	3/1/2015	5,580	5,580 on 3/1/2018
	3/1/2016	13,916	6,958 on 3/1/2018 and 3/1/2019
	3/1/2017	20,628	6,876 on 3/1/2018, 3/1/2019 and 3/1/2020
	Total	40,124
Ms. Hickok	3/1/2015	1,167	1,167 on 3/1/2018
	3/1/2016	3,162	1,581 on 3/1/2018 and 3/1/2019
	3/1/2017	4,102	1,368 on 3/1/2018; 1,367 on 3/1/2019 and 3/1/2020
	Total	8,431
Mr. Jablin	3/1/2015	2,572	2,572 on 3/1/2018
	3/1/2016	8,154	4,077 on 3/1/2018 and 3/1/2019
	3/1/2017	10,970	3,657 on 3/1/2018 and 3/1/2019; 3,656 on 3/1/2020
	Total	21,696
Ms. Gibson	3/1/2015	1,089	1,089 on 3/1/2018
	3/1/2016	2,775	1,388 on 3/1/2018; 1.387 on 3/1/2019
	3/1/2017	3,750	1,388 on 3/1/2018 and 3/1/2019; 1.387 on 3/1/2020
	Total	7,614
Mr. Hale	3/1/2015	1,000	1,000 on 3/1/2018
	3/1/2016	2,448	1,224 on 3/1/2018 and 3/1/2019
	3/1/2017	3,047	1,016 on 3/1/2018 and 3/1/2019; 1,015 on 3/1/2020
	Total	6,495

(5)	The value was calculated using the closing market price of our Class A Common Shares on December 29, 2017 ($85.38 per share).

(6)

Reflects the number of PBRSUs which are unearned or unvested and reported assuming target performance as of December 31, 2017. The award has a performance period that commenced January 1, 2017 and will end on December 31, 2018 and a payout that ranges from 6 percent to 200 percent. The actual RSUs credited, if any, to the NEOs after the end of the performance period vest 50 percent on each February 28, 2019 and February 28, 2020.

Option Exercises and Stock Vested

The following table sets forth information for each NEO with respect to the exercise of stock options during 2017, and the vesting of RSU and PBRSU awards during 2017.

Option Exercises and Stock Vested — 2017

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Mr. Lowe	44,315	1,828,499	112,174	9,406,928
Ms. Hickok	0	0	10,538	864,331
Mr. Jablin	4,536	158,135	47,651	3,941,318
Ms. Gibson	4,678	150,070	5,592	444,082
Mr. Hale	30,346	1,118,859	5,099	404,910

(1)	Reflects the product of the number of options exercised and the difference between the exercise price and the option price on the day of exercise.
(2)	Reflects the product of the number of RSUs and PBRSUs that vested and the closing price per share on the vesting date.

Pension Benefits

The following table sets forth information regarding the pension benefits for each NEO.

Pension Benefits Table — 2017

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)(3)
Mr. Lowe	Scripps Pension Plan	29.67	34,508	0
	SERP	29.67	20,871,287	0
Ms. Hickok	Scripps Pension Plan	18.83	583,555	0
	SERP	18.83	2,119,215	0
Mr. Jablin	Scripps Pension Plan	15.75	641,239	0
	SERP	15.75	4,144,978	0
Ms. Gibson(2)	Scripps Pension Plan	0.00	0	0
	SERP	0.00	0	0
Mr. Hale	Scripps Pension Plan	15.75	663,288	0
	SERP	15.75	1,927,650	0

(1)

The number of years of credited service was frozen as of December 31, 2009. The present value of accumulated benefits was calculated as of December 31, 2017 using the same assumptions included in this Annual Report except that (i) no pre-retirement decrements were assumed and (ii) a retirement age of 62 (the earliest age for unreduced retirement) was assumed. The assumptions included in this Annual Report and these present values of accumulated benefits include the discount rates as of December 31, 2017, which are 3.23 percent for the Pension Plan and 2.92 percent for the SERP.

(2)	Ms. Gibson was hired after the pension plan was frozen.

Description of Retirement Plans

Pension Plan

The Pension Plan as described below was in effect through December 31, 2017. This plan is a tax-qualified pension plan covering substantially all eligible employees. The Pension Plan was transitionally frozen effective December 31, 2009. The material terms and conditions of the Pension Plan as they pertained to the NEOs in 2017 included the following:

Benefit Formula.  Subject to applicable Internal Revenue Code limits on benefits, the monthly normal retirement benefit is equal to 1 percent of the participant’s average monthly compensation up to an integration level plus 1.25 percent of the participant’s average monthly compensation in excess of the integration level, multiplied by the participant’s years of service as of December 31, 2009. The integration level is the average of the Social Security taxable wage bases for the thirty-five years prior to the participant’s termination (or disability, if applicable). Average monthly compensation is the monthly average of the compensation earned during the five consecutive years in the eleven years before termination for which the participant’s compensation was the highest.

Compensation.  Subject to the applicable Internal Revenue Code limit ($270,000 for 2017), compensation includes salary, annual incentives, and amounts deferred pursuant to the SNI 401K Savings Plan and the Company Flex Plan.

Normal Retirement.  A participant is eligible for a normal retirement benefit based on the benefit formula described above if his/her employment terminates on or after age 65.

Early Retirement.  A participant is eligible for an early retirement benefit if his/her employment terminates on or after age 55 and he/she has completed 10 years of service. The early retirement benefit is equal to the normal retirement benefit described above, reduced by 0.4167 percent for each month the benefit commences before age 62. Messrs. Lowe, Jablin, and Hale are the only NEO’s currently eligible for an early retirement benefit. The Company does not grant extra years of service to any NEO under the Pension Plan.

Deferred Vested Benefits.  Each participant who ceases to be employed by the Company for any reason other than death, after his completion of at least five years of credited service, and who does not qualify to receive any other benefit under the plan, shall be eligible to receive a deferred vested benefit.

Form of Benefit Payment.  The benefit formula calculates the amount of benefit payable in the form of a monthly life annuity (which is the normal form of benefit for an unmarried participant). The normal form of payment for a married participant is a joint and 100 percent survivor annuity, which provides a reduced monthly amount for the participant’s life with the surviving spouse receiving the same monthly amount for life. Other optional forms of payment include a lump sum, joint and 50 percent or 100 percent survivor annuity (which provides a reduced monthly amount for the participant’s life with the survivor receiving 50 percent or 100 percent of the monthly amount for life), or a monthly life annuity with a 10-year certain or 5-year certain guarantee (which provides a reduced monthly amount for the participant’s life and, if the participant dies within 10 or 5 years of benefit commencement, equal payments to a designated beneficiary for the remainder of the 10-year or 5-year certain period, as applicable). All forms of benefit payment are the actuarially equivalent of the monthly life annuity form.

SERP

The SERP was intended to attract and retain executive talent by supplementing benefits payable under the Pension Plan. The SERP was amended effective January 1, 2010 in connection with the transitional freeze of the Pension Plan. The material terms and conditions of the SERP as they pertained to the NEOs in 2017 included the following:

Eligibility.  An executive generally is eligible to participate in the SERP if he/she qualifies for a Pension Plan benefit that was limited by application of the Internal Revenue Code limits on compensation and benefits.

Benefit Formula.  The SERP benefit is equal to the difference between the Pension Plan benefit calculated using the SERP definition of compensation and the actual Pension Plan benefit plus a 1.45 percent gross up for the employee Medicare tax. It may also include a 0.9 percent gross up for the additional Medicare Tax for High-Income Taxpayers if applicable. Compensation includes all compensation included under the Pension Plan (without application of the IRS limit described under the Pension Plan).

Benefit Entitlement.  A participant becomes entitled to a SERP benefit upon termination. The benefit is paid in a single lump sum in the 7th month following termination.

Nonqualified Deferred Compensation

The following table sets forth information regarding the nonqualified deferred compensation for each NEO as of December 31, 2017:

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Mr. Lowe	1,921,850	697,593	984,928	1,509,509	9,963,276
Ms. Hickok	76,635	165,542	396,885	0	1,727,559
Mr. Jablin	211,865	427,742	87,882	0	5,269,293
Ms. Gibson	93,337	101,971	42,886	0	863,089
Mr. Hale	826,274	116,121	525,569	0	4,441,576

(1)

Represents the base salary and annual incentive deferred by each NEO during 2017. The deferrals are included in the amounts reflected in the Salary and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table.

(2)	Represents the matching and age plus service contributions credited to each NEO during 2017. These contributions are included in the All Other Compensation column of the Summary Compensation Table.
(3)	The aggregate balance as of December 31, 2017 for each NEO includes the following amounts that were previously earned and reported as compensation on the 2006 through 2017 Summary Compensation Tables:

Name	Salary Deferred ($)	Annual Incentive Deferred ($)	Matching Contributions ($)	Age + Service ($)	Restricted Share Units ($)
Mr. Lowe	674,060	836,868	755,465	2,164,834	197,100
Ms. Hickok	218,056	221,000	193,553	622,832
Mr. Jablin	91,729	172,143	97,508	141,075
Ms. Gibson	111,693	121,974	116,833	353,821
Mr. Hale	338,970	1,026,606	148,534	374,857

Description of Executive Deferred Compensation Plan

Each NEO is eligible to defer up to 50 percent of his/her pre-tax base salary and up to 100 percent of his/her pre-tax annual incentive compensation under the terms of the Executive Deferred Compensation Plan. The plan is available to a select group of highly compensated employees and is informally funded. Each participant is also entitled to a 50 percent matching credit on base salary deferrals, up to 3 percent of base salary over the applicable Internal Revenue Code limit ($270,000 for 2017), and any annual incentive deferrals. Under the Deferred Compensation Plan, “excess” age and service credits are made on behalf of participants whose age and service contributions under the 401K Savings Plan are subject to limits imposed by the IRS. Payments from the Executive Deferred Compensation Plan are made in cash at certain future dates specified by participants or upon earlier termination of employment or death. In general, payments are made in the form of a lump sum or in monthly installments of 5, 10 or 15 years, as elected by the participants, and are automatically accelerated and paid in a lump sum in the event of a termination of employment within two years following a change in control of the Company. The “excess” age and service credits are paid in cash in a single lump sum. The deferred compensation is credited with earnings, gains and losses in accordance with deemed investment elections made by participants from among various crediting options established by the Company from time-to-time. Participants are permitted to change their deemed investment elections daily. For 2017, the investment options tracked returns under publicly available and externally managed investment funds such as mutual funds.

Description of Potential Payments upon Termination or Change in Control

The Company has entered into certain agreements and maintains certain plans and arrangements that require it to pay or provide compensation and benefits to its NEOs in the event of certain terminations of employment or a change in control. The estimated amount payable or provided to each NEO in each situation is summarized below. These estimates are based on the assumption that the various triggering events occurred on the last day of 2017, along with other material assumptions noted below. The actual amounts that would be paid to a NEO upon termination or a change in control can only be determined at the time the actual triggering event occurs.

The estimated amount of compensation and benefits described below does not take into account compensation and benefits that a NEO has earned prior to the applicable triggering event, such as equity awards that had previously vested in accordance with their terms, or vested benefits otherwise payable under the retirement plans and programs (unless those benefits are enhanced or accelerated). As a result, it does not provide information on the payout of the 2017 annual incentive, as this award was earned as of December 31, 2017, in accordance with its terms, regardless of whether the executive terminated employment or a change in control occurred on that date. Please refer to the “Outstanding Equity Awards at Fiscal Year-End” table for a summary of each NEO’s vested equity awards, the “Pension Benefits” table for a summary of each NEO’s vested pension benefit, and the “Nonqualified Deferred Compensation” table for a summary of each NEO’s deferred compensation balance. Please see the “Summary Compensation” table for the annual incentive earned by the NEO in 2017.

Name and Type of Termination	Cash Severance ($)	Restricted Share Units (1)($)	Performance Based Restricted Share Units (2)($)	Unexercisable Options (3)($)	Health & Welfare (4)($)	Retirement (5)(7)($)	Legal Expense ($)	Out- placement ($)	Tax Gross- Ups (8$)	Total ($)
Mr. Lowe
Due to Retirement		1,664,568	11,339,062	2,853,917						15,857,547
Due to Death	8,000,000	3,425,787	28,932,379	2,853,917	16,618					43,228,701
Due to Disability	8,000,000	3,425,787	28,932,379	2,853,917	26,773					43,238,856
Due to Change in Control (Single Trigger)		1,664,568	11,339,062	2,853,917						15,857,547
Due to Change in Control (Double Trigger)	18,000,000	3,425,787	28,932,379		40,055	11,074,545	75,000	50,000	19,823,454	81,421,221
Without Cause or for Good Reason (6)	14,000,000	2,629,271	28,932,379	2,853,917	26,405					48,441,971
Ms. Hickok
Due to Retirement
Due to Death	2,428,125	719,839	1,222,300	640,461	17,067	1,041,386				6,069,178
Due to Disability	2,428,125	719,839	1,222,300	640,461	18,926	1,055,722		25,000		6,110,372
Due to Change in Control (Single Trigger)		719,839	1,222,300	640,461						2,582,599
Due to Change in Control (Double Trigger)	3,237,500				25,268	484,593				3,747,361
Without Cause or for Good Reason (6)	2,428,125	304,657	1,222,300	317,357	18,926	1,055,722		25,000		5,372,086
Mr. Jablin
Due to Retirement		1,852,404	3,787,030	1,616,119						7,255,553
Due to Death	9,375,000	1,852,404	3,787,030	1,616,119	8,619					16,639,172
Due to Disability	9,375,000	1,852,404	3,787,030	1,616,119	13,928			25,000		16,669,481
Due to Change in Control (Single Trigger)		1,852,404	3,787,030	1,616,119						7,255,553
Due to Change in Control (Double Trigger)	9,375,000				19,716	2,373,889				11,768,605
Without Cause or for Good Reason (6)	9,375,000	1,852,404	3,787,030	1,616,119	19,674			25,000		16,675,227
Ms. Gibson
Due to Retirement
Due to Death	2,220,000	650,083	1,102,597	567,214	25,393					4,565,287
Due to Disability	2,220,000	650,083	1,102,597	567,214	27,092			25,000		4,591,986
Due to Change in Control (Single Trigger)		650,083	1,102,597	567,214						2,319,895
Due to Change in Control (Double Trigger)	2,960,000				36,156	134,640				3,130,796
Without Cause or for Good Reason (6)	2,220,000	330,915	1,102,597	254,230	27,092			25,000		3,959,834
Mr. Hale
Due to Retirement		554,543	920,653	503,643						1,978,838
Due to Death	1,803,750	554,543	920,653	503,643	17,067					3,799,655
Due to Disability	1,803,750	554,543	920,653	254,230	18,448			25,000		3,576,624
Due to Change in Control (Single Trigger)		554,543	920,653	503,643						1,978,838
Due to Change in Control (Double Trigger)	2,405,000				24,631	809,074				3,238,705
Without Cause or for Good Reason (6)	1,803,750	554,543	920,653	503,643	18,448			25,000		3,826,036

(1)

Represents the product of: (i) the number of RSU awards outstanding as of December 31, 2017 that vest upon retirement, multiplied by (ii) $85.38 per share (the closing market price of the Class A Common Shares on December 29, 2017). These will vest on a pro-rated basis for Ms. Hickok and Ms. Gibson if terminated without “cause” or for “good reason”.

(2)

Represents the target number of PBRSU awards granted in 2016 and 2017. These will vest in full subject to actual performance results for the applicable period. For Messrs. Lowe and Jablin, also includes the additional PBRSU awards granted in 2016 and 2013, respectively.

(3)

Represents for each option, the excess of the fair market value of the underlying shares on December 31, 2017 over the exercise price. These will vest on a pro-rated basis for Ms. Hickok and Ms. Gibson because they are not retirement eligible.

(4)	Represents premiums for continued medical, dental and life insurance coverage. For termination without “cause” or for “good reason”, one year of financial planning is included.
(5)

For Ms. Hickok, this represents the additional pay and vesting service in the SERP for the time from the date of termination through the date she would have attained age 55 with at least 10 years of service.

(6)

For Ms. Gibson and Mr. Hale, the payment for termination as a result of non-renewal of their employment agreement is the same as for termination without “cause” or for “good reason”. Mr. Lowe receives the full vesting of his outstanding equity awards, medical benefits, dental benefits, and life insurance for 24 months. Mr. Jablin does not receive any severance benefits at the end of the term. Mr. Jablin, Ms. Hickok, Ms. Gibson, and Mr. Hale would receive outplacement services for a period of 12 months.

(7)

Represents the actuarial present value of continued pension and defined contribution benefits, calculated using the Pension Plan and SERP’s provisions for lump sum payments on December 31, 2017. The assumptions used to calculate the actuarial present value are included in this Annual Report except that no pre-retirement decrements were assumed. For Ms. Hickok, this amount includes the Defined Benefit (Pension and SERP) amounts for the time from the date of termination through the date she would have attained age 55 with at least 10 years of service.

(8)	Reflects the tax gross-up for the excise tax on parachute payments under Section 280G of the Internal Revenue Code.

Voluntary Termination for “Good Reason” or Involuntary Termination without “Cause”

Employment Agreement for Mr. Lowe. Under Mr. Lowe’s employment agreement, if the Company terminates the agreement without “cause” or the executive terminates it for “good reason” (other than within two years following a change in control), he is entitled to a lump sum payment equal to: (i) 3.0 times his annual salary and 2.0 times his target annual incentive; (ii) the pro-rated annual incentive opportunity for the year based on actual performance; (iii) 24 months of the COBRA premium in effect at the time of termination for continued medical coverage; (iv) full vesting of all equity awards, with the options remaining exercisable for the remainder of the original term, except that any outstanding PBRSUs granted with a performance period commencing after January 1, 2014 will only become fully vested at the end of the applicable performance period, and then only to the extent that the Company achieved the applicable performance goals for that performance period; (v) continued life insurance coverage through the end of term; and (vi) one year of financial planning benefits.

Other Employment Agreements

Under the employment agreement of Mr. Jablin, if the Company terminates the agreement without “cause” or the executive terminates it for “good reason” (other than within two years following a change in control), he is entitled to a lump sum payment equal to: (i) 2.5 times the executive’s annual salary and target annual incentive; (ii) the pro-rated annual incentive opportunity for the year based on actual performance; (iii) 18 months of the COBRA premium in effect at the time of termination for continued medical coverage; (iv) full vesting of restricted stock awards; (v) one year of financial planning benefits; and (vi) life insurance for 30 months following termination.

Under the employment agreements for Ms. Hickok, Ms. Gibson and Mr. Hale, if the Company terminates the agreement without “cause” or the executive terminates it for “good reason” (other than within two years following a change in control), each of them is entitled to a lump sum payment equal to (i) 1.5 times the executive’s annual salary and target annual incentive; (ii) the pro-rated annual incentive opportunity for the year based on actual performance; (iii) 18 months of the COBRA premium in effect at the time of termination for continued medical coverage; (iv) continued life insurance coverage for 1.5 years following the date of termination; (v) one year of financial planning benefits; and (vi) for Ms. Hickok, the value of the additional accruals under the pension plan and SERP for the period from the date of termination through the date the executive would have reached age 55 with at least 10 years of service and additional non-elective contributions to the 401K Savings Plan and Deferred Compensation Plan for the same period

For purposes of each of these employment agreements, the term “cause” generally includes embezzlement, fraud or a felony; unauthorized disclosure of confidential information; a material breach of the agreement; gross misconduct or gross neglect of duties; failure to cooperate with an internal or regulatory investigation; or a violation of the Company’s written conduct policies or ethics code. The term “good reason” generally includes a material reduction in duties or compensation; relocation outside principal place of employment; or a material breach of the employment agreement by the Company.

In exchange for the benefits described above, Mr. Lowe agreed not to (i) disclose the Company’s confidential information; (ii) compete against the Company for 6 months after termination (12 months if terminated for “cause”); (iii) solicit the Company’s employees or customers for 12 months after termination; or (iv) disparage the Company for 12 months after termination. With respect to Ms. Hickok, Mr. Jablin, Ms. Gibson and Mr. Hale, they agree not to (i) disclose the Company’s confidential information; (ii) compete against the Company for 12 months after termination (iii) solicit the Company’s employees or customers for 12 months after termination; or (iv) disparage the Company for 12 months after termination.

Death or Disability

Employment Agreement for Mr. Lowe. Under Mr. Lowe’s employment agreement, if he dies or suffers a “permanent disability,” the executive, his estate and/or his family become entitled to the following benefits:

•	A lump sum payment equal to 2.0 times annual salary (subject to reduction for any proceeds received under any life insurance policy or the Company’s disability plans).
•	Annual payments equal to 60 percent of his base salary, commencing within 30 days after the date of his permanent disability and ending at age 65.
•	Continued medical and dental benefits for 29 months in the case of permanent disability.
•	A lump sum payment equal to a pro-rated target annual incentive from January 1 of the year of death or permanent disability through the first anniversary of that event.

The term “permanent disability” has the meaning as defined under the Company’s disability plan.

Other Employment Agreements. Under the employment agreements for each of Ms. Hickok, Mr. Jablin, Ms. Gibson and Mr. Hale, if the executive dies or becomes disabled (as defined under and covered by the Company disability plan), the executive (or their estate) would receive the same benefits as if the Company had terminated the agreement without “cause” or if executive terminated for “good reason”.

Long-Term Incentive Plan. If a NEO dies or becomes disabled, any equity awards issued under the Company’s 2008 Long-Term Incentive Plan and 2015 Long-Term Incentive Plan will become fully vested, and in the case of stock options, be exercisable until their expiration date.

Change in Control

Upon a change in control, all outstanding equity awards held by the NEOs will vest, with the options remaining exercisable for the remainder of the original terms. A change in control generally means (i) the acquisition of a majority of the Company’s common voting shares by someone other than a party to the Scripps Family Agreement; (ii) the disposition of assets accounting for 90 percent or more of the Company’s revenues, unless the parties to the Scripps Family Agreement have a direct or indirect controlling interest in the acquiring entity, or (iii) a change in the membership of the Company’s Board, such that the current incumbents and their approved successors no longer constitute a majority.

Qualifying Termination Following a Change in Control

Senior Executive Change in Control Plan

Each NEO participates in the Senior Executive Change in Control Plan. Under this plan, if the executive’s employment is terminated by the Company without “cause,” or if the executive resigns for “good reason,” within two years after a “change in control,” then the Company or its successor will be obligated to pay or provide the following benefits:

•

A lump sum payment equal to 3.0 times for Mr. Lowe, 2.5 times for Mr. Jablin, 2.0 times for Ms. Hickok, Ms. Gibson and Mr. Hale of the executive’s annual base salary and annual incentive. For this purpose, annual incentive generally means the greater of (i) target in the year of termination or (ii) the highest annual incentive earned in the prior three years.

•	A pro-rated target annual incentive for the year of termination.
•	Continued medical, dental, disability, life and accidental death insurance coverage for 36 months for Mr. Lowe, 30 months for Mr. Jablin, and 24 months for Ms. Hickok, Ms. Gibson and Mr. Hale.

•

A lump sum payment equal to the actuarial value of the additional benefits under the Company’s qualified and supplemental defined benefit plans and defined contribution plans the executive would have received if his/her age and years of service at the time of termination were increased by 3.0 years for Mr. Lowe, 2.5 years for Mr. Jablin, and 2.0 years for Ms. Hickok, Ms. Gibson and Mr. Hale (supplemental defined contribution plan only).

•	A tax gross-up for any excise taxes imposed on excess parachute payments.

Under the change in control plan, the term “cause” generally includes a commission of a felony or an act that impairs the Company’s reputation; willful failure to perform duties; or breach of any material term, provision or condition of employment. The term “good reason” generally includes a reduction in compensation or duties; relocation outside of principal place of employment; or a material breach of the employment terms by the Company.

In addition to the benefits under the Executive Change in Control Plan, Mr. Lowe’s employment agreement provides that he is entitled to receive reasonable outplacement services for a period of 18 months as well as reimbursement for reasonable legal expenses (up to $75,000) if he is required to enforce the agreement in the event of a qualifying termination following a change in control.

In exchange for these benefits, the executives agree not to compete against the Company or its successors, or solicit their employees, customers, vendors or advertisers for a period of one year after termination.

Retirement

Messrs. Lowe, Jablin and Hale were eligible for retirement as of December 31, 2016. Under certain of their equity award agreements, if they voluntarily terminate employment with the Company, all outstanding equity awards granted pursuant to their employment agreement will vest with the options remaining exercisable for the remainder of the original terms. Their PBRSUs will be earned subject to actual performance results for the applicable period.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2017, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock units or other rights to acquire shares of the Company’s common stock may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)(4)
Equity compensation plans approved by security holders(1)	3,130,478	$62.08	6,382,395
Equity compensation plans not approved by security holders	0	0	0
Total	3,130,478	$62.08	6,382,395

(1)

Includes the following plans: 2008 Employee Stock Purchase Plan, 2008 Deferred Compensation and Stock Plan for Directors, 2008 Long-Term Incentive Plan and 2015 Long-Term Incentive Plan, which encompass the issuance of stock options, restricted shares, PBRSUs, RSUs and employee stock purchase plan. The 2015 Long-Term Incentive Plan replaced the 2008 Long-Term Incentive Plan as per the Form S-8 filed November 30, 2015, and no further awards will be made under the 2008 Long-Term Incentive Plan.

(2)	Includes an aggregate of 1,065,079 RSUs and PBRSUs.
(3)	Weighted average exercise price of outstanding options; excludes RSUs and PBRSUs.
(4)	Includes 90,087 shares reserved for future issuance of shares related to the Employee Stock Purchase Plan and 2,926 shares reserved for the 2008 Deferred Compensation and Stock Plan for Directors.

DIRECTOR COMPENSATION

The following table sets forth information regarding the compensation earned in 2017 by our non-employee directors for services provided to the Company:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Stock Awards ($)(2)	Change in Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(5)	Total ($)
Gina L. Bianchini	86,500		150,000			236,500
Michael R. Costa(1)	102,500		150,000	20		252,520
Don Meihaus	94,000		150,000			244,000
Jarl Mohn	100,000		150,000			250,000
Richelle P. Parham	90,000		150,000			240,000
Nicholas B. Paumgarten(1)	99,000		150,000	62		249,062
Mary M. Peirce	74,000		150,000			224,000
Jeffrey Sagansky	104,000		150,000			254,000
Wesley W. Scripps	74,000		150,000			224,000
Ronald W. Tysoe	122,500		150,000			272,500
Phil Kent	80,000		150,000			230,000

(1)	Messrs. Costa and Paumgarten deferred their 2017 fees into the Company’s Deferred Compensation and Stock Plan for Directors.
(2)

Reflects the aggregate grant date fair value of the stock options and RSUs granted our non-employee directors in 2017. The aggregate grant date fair value was determined in accordance with FASB ASC Topic 718. See Note of the Consolidated Financial Statements contained in this Annual Report on Form 10-K for an explanation of the assumptions made in valuing these awards. The following table reflects the number of Class A Common Shares subject to stock award and stock options held by the Company’s non-employee directors as of December 31, 2017.

Name	Aggregate Number of Company Shares Underlying Stock Awards (#)	Aggregate Number of Company Shares Underlying Stock Options Award (#)
Gina L. Bianchini	1,949	24,051
Michael R. Costa	1,949	-
David A. Galloway	1,949	32,916
David E. Meihaus	1,949	10,742
Jarl Mohn	1,949	48,147
Richelle P. Parham	1,949	15,118
Nicholas B. Paumgarten	1,949	44,286
Mary M. Peirce	1,949	48,147
Jeffrey Sagansky	1,949	18,955
Wesley W. Scripps	1,949	15,118
Ronald W. Tysoe	1,949	33,576

(3)	Reflects the above-market earnings on non-qualified deferred compensation.
(4)	Matching charitable contributions through Company’s matching gift program.

Description of Director Compensation Program

The Company’s director compensation program is designed to enhance its ability to attract and retain highly qualified directors and to align their interests with the long-term interests of its shareholders. The program includes a cash component, which is designed to compensate non-employee directors for their service on the Board and an equity component, which is designed to align the interests of non-employee directors and shareholders. The Company also provides certain other benefits to non-employee directors, which are described below. Directors who are employees of the Company receive no additional compensation for their service on the Boards.

Cash Compensation

Each non-employee director is entitled to receive an annual cash retainer of $70,000. Committee chairs also receive an annual retainer as described in the table below. The retainers are paid in equal quarterly installments. Each non-employee director is also entitled to receive a fee for each committee meeting attended, as follows:

Fees
Audit Committee per meeting fee	$2,500
Compensation Committee per meeting fee	$2,500
Nominating and Governance Committee per meeting fee	$2,000
Pricing Committee per meeting fee	$2,500
Audit Committee annual chair fee	$20,000
Compensation Committee annual chair fee	$20,000
Nominating & Governance Committee annual chair fee	$10,000
Lead Independent Director Annual Fee	$25,000

Equity Compensation

Each non-employee director is entitled to receive annual RSU grant with a value of $150,000. The awards are payable on the first anniversary of the date of grant, but may be forfeited upon removal from the Board for “cause”.

Other Benefits

In addition to the above compensation, the Company’s matching gift program, matches, on a dollar-for-dollar basis up to $5,000 annually, charitable contributions made by non-employee directors to qualifying organizations. Additional matching contributions are made for disaster relief contributions. This program is also available to all of the Company’s employees.

Deferred Compensation and Stock Plan for Directors

A non-employee director may elect to defer payment of a designated percentage of the cash compensation received as a director under the Company’s Deferred Compensation and Stock Plan for Directors. The director may allocate the deferrals between a phantom stock account that credits earnings including dividends, based on Class A Common Shares, or to a fixed income account that credits interest based on the twelve month average of the 10-year treasury rate (as of November of each year), plus 1 percent. The deferred amounts (as adjusted for earnings, interest and losses) are paid to the director at the time he or she ceases to serve as a director or upon a date predetermined by the director, either in a lump sum or annual installments over a specified number of years (not to exceed 15) as elected by the director. Payments generally are made in the form of cash, except that the director may elect to receive all or a portion of the amounts credited to his or her phantom stock account in the form of Class A Common Shares.

Director Stock Ownership Guidelines

Effective August 2011, the Board adopted director stock ownership guidelines that require each non-employee director to hold a specified amount of our Class A Common Shares, based on a multiple of three times the director’s then-current annual retainer for board service. Each director is expected to satisfy the stock ownership guidelines within three years from the date the director is appointed as a director of the Company. The Board determined that any shares of our Class A Common Shares beneficially owned by the director, as well as awards of RSUs and deferred phantom stock, would be counted for purposes of satisfying the stock ownership guidelines. Once a director meets the target, the director is expected to maintain his or her stock ownership pursuant to the guidelines for as long as he or she remains a member of the Board. All non-employee directors who have served as directors of the Company for three years or more have reached and maintained the stock ownership target.

CEO PAY RATIO DISCLOSURE

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, we are providing the following information with respect to our last completed fiscal year.  The pay ratio information provided below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For our 2017 fiscal year:

•	The annual total compensation of our median employee was $74,963;
•	The annual total compensation of our CEO was $16,403,268, which is inclusive of an additional $13,352 in employer paid health and welfare benefits; and
•	The ratio of the annual total compensation of our CEO to the annual total compensation of our median employee was 219 to 1.

In determining the pay ratio information provided above, we first identified our median employee for the 2017 fiscal year by using the following methodology, assumptions, adjustments and estimates, as permitted by Item 402(u) of Regulation S-K:

•

We selected December 31, 2017 as the date upon which we would identify our median employee. From our Human Resources Information Systems, we compiled a list of all full-time, part-time, and temporary employees who were employed on that date, including employees working both within and outside of the U.S.

•	We did not exclude any employees via the data privacy, de minimus or merger/acquisition exemption.
•

We used base salary paid during the 2017 fiscal year as a consistently applied compensation measure to identify our median employee. For employees working outside of the U.S., we converted base salary to U.S. dollars using the exchange rate as of December 31, 2017.

•	Applying the methodology described above, we determined that our median employee for fiscal 2017 was a Networks Operations Technician located in Knoxville, Tennessee.

Once our median employee was identified in the manner described above, we calculated the annual total compensation of the median employee using the same methodology that we used to determine the annual total compensation of the CEO, as reported in the Summary Compensation Table.

The $74,963 annual total compensation of our median employee, as reported above, includes $54,461 in base and overtime wages and $20,502 in employer paid benefits consisting of health and welfare and all matching and age plus service contributions earned under the Company’s 401K Plan.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for filing with the Securities and Exchange Commission.

Respectfully submitted,

Jarl Mohn, Chair
Gina L. Bianchini
Michael R. Costa
Philip I. Kent
Ronald W. Tysoe

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is a current or former employee of the Company. None of our executive officers served as a member of the compensation committee or a director of another company where such company’s executive officers served on our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

REPORT ON THE SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to persons known to management to be the beneficial owners, as of January 31, 2018, unless indicated otherwise in the footnotes below, of more than 5 percent of the Company’s outstanding Class A Common Shares or Common Voting Shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown therein as being beneficially owned by them.

	Total Shares to be Beneficially Owned		Percentage of Total(1)
Name and Address of Beneficial Owner	Class A Common Shares	Common Voting Shares	Class A Common Shares	Common Voting Shares
GREATER THAN FIVE PERCENT SHAREHOLDERS
Signatories to Scripps Family Agreement(2)	—	31,066,422	—	91.8%
c/o Tracy Tunney Ward Miramar Services, Inc. 250 Grandview Ave., Suite 400 Fort Mitchell, KY 41017
Southeastern Asset Management, Inc.(3)	13,064,835	—	13.8%	—
6410 Poplar Ave., Suite 900 Memphis, TN 38119
BlackRock, Inc.(4)	7,358,656	—	7.8%	—
55 East 52nd Street New York, NY 10022
The Vanguard Group(5)	6,891,877	—	7.3%	—
100 Vanguard Blvd. Malvern, Pennsylvania 19355

(1)

Percentage of class is based on 95,530,861 Class A Common Shares and 33,850,481 Common Voting Shares outstanding as of January 31, 2017. Subject to the Scripps Family Agreement, each Common Voting Share is convertible at no cost and at any time into one Class A Common Share. The Percentage of Total Class A Common Shares does not give effect to the conversion of any Common Voting Shares into Class A Common Shares.

(2)

Certain descendants of Robert P. Scripps, descendants of John P. Scripps, certain trusts of which descendants of John P. Scripps or Robert P. Scripps are trustees or beneficiaries and an estate of a descendent of Robert P. Scripps are signatories to the Amended and Restated Scripps Family Agreement, dated May 19, 2015 (the “Scripps Family Agreement”), which governs the transfer and voting of all Common Voting Shares held by such signatories. The information in the table and this footnote is based on Amendment No. 12 to a Schedule 13D filed with the SEC on August 1, 2017 by the signatories to the Scripps Family Agreement. The signatories to the Scripps Family Agreement report shared voting power with each other with respect to the Common Voting Shares shown in the table because such shares will be voted as instructed by a vote conducted in accordance with the procedures set forth in the Scripps Family Agreement. The shares shown in the table do not include the following Common Voting Shares (the “Minors’ Shares”) that are held on behalf of persons who were minors at the time such shares were distributed from The Edward W. Scripps Trust (each, a “Minor”), and are not parties or subject to the Scripps Family Agreement: (a) 1,604,000 Common Voting Shares held by two signatories to the Scripps Family Agreement as co-guardians for a Minor and (b) 801,999 Common Voting Shares held by trusts for the benefit of Minors with respect to which another signatory to the Scripps Family Agreement serves as trust advisor.

The signatories to the Scripps Family Agreement also report that they individually beneficially own, in the aggregate, an additional 8,136,623 Class A Common Shares (10.20% of the outstanding Class A Common Shares), including an additional 48,147 Class A Common Shares, 15,118 Class A Common Shares and 37,405 Class A Common Shares, respectively, that Mary McCabe Peirce and Wesley W. Scripps (each of whom is a director of the Company) and Nackey Scagliotti have the right to acquire within 60 days pursuant to outstanding stock options. None of the Class A Common Shares are subject to the Scripps Family Agreement.

If the Scripps Family Agreement is not considered, none of the signatories to the Scripps Family Agreement currently beneficially owns more than 5% of the Company’s outstanding Class A Common Shares or Common Voting Shares, other than: (i) Virginia S. Vasquez and Rebecca Scripps Brickner, who beneficially own 2,405,650 and 2,405,850 Common Voting Shares, respectively (7.1% of the outstanding Common Voting Shares each), including for each of them all the shares held by the Estate of Robert P. Scripps, Jr., of which they are co-executors, (ii) Mary McCabe Peirce, who beneficially owns 2,404,000 Common Voting Shares (7.1% of the outstanding Common Voting Shares), including 1,604,000 Minor’s Shares as to which she and Elizabeth A. Logan may be deemed to share beneficial ownership as co-guardians (which are not subject to the Scripps Family Agreement), (iii) Eaton M. Scripps, who beneficially owns 2,283,289 Common Voting Shares (6.7% of the outstanding Common Voting Shares), (iv) Charles Kyne McCabe, who beneficially owns 2,269,000 Common Voting Shares (6.7% of the outstanding Common Voting Shares), and (v) Edward W. Scripps, Jr., who beneficially owns 1,713,211 Common Voting Shares (5.1% of outstanding Common Voting Shares).

The signatories to the Scripps Family Agreement filing the Amendment No. 12 to Schedule 13D were Adam R. Scripps, Anne La Dow, Anne M. La Dow Trust under Agreement dated 10/27/2011, Anthony S. Granado, Austin S. Heidt, Barbara Victoria Scripps Evans, Careen Cardin, Charles E. Scripps, Jr., Charles Kyne McCabe, Charles L. Barmonde, Cody Dubuc, Corina S. Granado, Crystal Vasquez Lozano, Cynthia J. Scripps, Douglas A. Evans, Douglas A. Evans 1983 Trust, Eaton M. Scripps, Edward W. Scripps, Jr., Eli W. Scripps, Elizabeth A. Logan, Elizabeth Scripps, Ellen B. Granado, Ellen M. Scripps Kaheny, Ellen M. Scripps Kaheny Revocable Trust dated April 17, 2014, Estate of Robert P. Scripps, Jr., Eva Scripps Attal, Gerald J. Scripps, Geraldine Scripps Granado, J. Sebastian Scripps, James Bryce Vasquez, Jenny Sue Scripps Mitchell, Jessica L. Scripps, Jimmy R. Scripps, John P. Scripps, John P. Scripps Trust Exempt Trust under agreement dated 2/10/77, John P. Scripps Trust under agreement dated 2/10/77 FBO Barbara Scripps Evans, John P. Scripps Trust FBO Douglas A. Evans under agreement dated 12/28/84, John P. Scripps Trust FBO Ellen McRae Scripps under agreement dated 12/28/84, John P. Scripps Trust FBO Paul K. Scripps under agreement dated 2/10/77, John P. Scripps Trust under agreement dated 2/10/77 FBO Peter M. Scripps, John Patrick Scripps, John Peter Scripps 2013 Revocable Trust dated December 30, 2013, Jonathan L. Scripps, Julia Scripps Heidt, Kendall S. Barmonde, Keon Korey Vasquez, La Dow Family Trust under agreement dated 6/29/2004, Manuel E. Granado, Margaret Scripps Klenzing, Marilyn J. Scripps, Mary Ann S. Sanchez, Mary Peirce, Maxwell Christopher Logan, Megan Scripps Tagliaferri, R. Michael Scagliotti, Molly E. McCabe, Monica Holcomb, Nackey E. Scagliotti, Nathaniel W. Heidt, Paul K. Scripps, Peggy Scripps Evans, Peter M. Scripps, Peter R. La Dow, Raymundo H. Granado, Jr., Rebecca Scripps Brickner, Robert S. Heidt III, Samantha J. Brickner, Savannah Brickner, The Marital Trust of the La Dow Family Trust (subtrust of La Dow Family Trust), The Paul K. Scripps Family Revocable Trust, The Peter M. Scripps Trust under agreement dated 11/13/2002, Thomas S. Evans, Thomas S. Evans Irrevocable Trust under agreement dated 11/13/12, Victoria S. Evans Trust under agreement dated 5/19/2004, Virginia S. Vasquez, Wendy E. Scripps, William A. Scripps, William H. Scripps, Kathy Scripps, Scripps Family 1992 Revocable Trust, dated 06-09-92, Sam D.F. Scripps, Samuel Joseph Logan, Welland H. Scripps, Wesley W. Scripps, William A. Scripps Jr., Vanessa L. Sanchez, Veronica E. Sanchez, Shannon L. Howard and Brittany J. Scripps.

(3)

This information is based on a Schedule 13G/A filed with the SEC by Southeastern Asset Management, Inc. on February 14, 2017. According to the filing, Southeastern Asset Management, Inc. holds sole voting power with respect to 4,629,182 Class A Common Shares, shared voting power with respect to 5,002,112 Class A Common Shares, sole dispositive power with respect to 5,063,721 Class A Common Shares and shared dispositive power with respect to 5,002,112 Class A Common Shares.

(4)

This information is based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on January 27, 2017. According to the filing, BlackRock, Inc. holds sole voting power with respect to 6,426,917 Class A Common Shares and sole dispositive power with respect to 7,162,185 Class A Common Shares.

(5)

This information is based on a Schedule 13G/A filed with the SEC by The Vanguard Group on February 13, 2017. According to the filing, The Vanguard Group holds sole voting power with respect to 146,285 Class A Common Shares, sole dispositive power with respect to 7,730,327 Class A Common Shares, shared voting power with respect to 12,616 Class A Common Shares, and shared dispositive power with respect to 154,308 Class A Common Shares.

The Scripps Family Agreement

General.     The Edward W. Scripps Trust (the “Trust”), the former controlling shareholder of the Company, ended on October 18, 2012 upon the death of Robert P. Scripps, a grandson of the founder. He was the last of Edward W. Scripps’ grandchildren upon whom the duration of the Trust was based. In March and September of 2013, the Trust distributed the Class A Common Shares and Common Voting Shares held by the Trust to the beneficiaries of the Trust and to trust and guardian arrangements on behalf of the Minors.

Certain beneficiaries of the Trust and their descendants and certain members of the John P. Scripps family and trusts for their benefit are signatories to the Scripps Family Agreement, which governs the transfer and voting of Common Voting Shares.

The Minors’ Shares are not subject to the Scripps Family Agreement, and the Minors may or may not become parties in the future.

Voting Provisions of the Scripps Family Agreement.    Section 9 of the Scripps Family Agreement provides that the Company will call a meeting of the signatories to the Scripps Family Agreement (the “Signatories”) prior to each annual or special meeting of the shareholders of the Company. At each of these meetings, the Company will discuss with the Signatories each matter, including election of directors, that the Company will submit to the holders of Common Voting Shares at the annual meeting or special meeting with respect to which the meeting under the Scripps Family Agreement has been called. Each Signatory is entitled, either in person or by proxy, to cast one vote for each Common Voting Share owned of record or beneficially by the Signatory on each matter brought for a vote at the meeting. Each Signatory is bound by the decision reached by majority vote with respect to each such matter, and at the related annual or special meeting of the shareholders of the Company each Signatory is required to vote the Signatory’s Common Voting Shares in accordance with the decisions reached at the meeting of the Signatories.

Transfer Restrictions of the Scripps Family Agreement.    Signatories cannot dispose of any Common Voting Shares (except as otherwise summarized below) without first giving other Signatories and the Company the opportunity to purchase the shares. Signatories cannot convert Common Voting Shares into Class A Common Shares except after giving other Signatories and the Company the opportunity to purchase such shares and in certain other limited circumstances.

Signatories are permitted to transfer Common Voting Shares to (a) their lineal descendants, and (b) certain charitable organizations, trusts and entities that are controlled by, or for which the power to vote and dispose of the Common Voting Shares is directed by, descendants of Robert P. Scripps or John P. Scripps.  Descendants to whom the shares are sold or transferred outright, and trustees and other persons with voting and dispositive power with respect to charitable organizations, trusts and entities into which such shares are transferred, must become parties to the Scripps Family Agreement or the shares will be deemed to be offered for sale pursuant to the Scripps Family Agreement. Signatories also are permitted to transfer Common Voting Shares by testamentary transfer to their spouses provided the shares are converted to Class A Common Shares and to pledge the shares as collateral security provided that the pledgee agrees to be bound by the terms of the Scripps Family Agreement. If title to any such shares subject to any trust is transferred to anyone other than a descendant of Robert P. Scripps or John P. Scripps, or if a person who is a descendant of Robert P. Scripps or John P. Scripps acquires outright any such shares held in trust but is not or does not become a party to the Scripps Family Agreement, such shares will be deemed to be offered for sale pursuant to the Scripps Family Agreement. Any valid transfer of Common Voting Shares made by Signatories without compliance with the Scripps Family Agreement will result in automatic conversion of such shares to Class A Common Shares.

Duration of the Scripps Family Agreement.    The provisions restricting transfer of Common Voting Shares under the Scripps Family Agreement will continue until 21 years after the death of the last survivor of the descendants of Robert P. Scripps and John P. Scripps alive when the Trust terminated. The provisions of the Scripps Family Agreement governing the voting of Common Voting Shares will be effective for a 10-year period after termination of the Trust and may be renewed for additional 10-year periods.

Beneficial Ownership by Executive Officers and Directors

The following table sets forth certain information with respect to the beneficial ownership of Class A Common Shares and Common Voting Shares by the Company’s executive officers and directors as of January 31, 2018.*

							Percentage of
							Total(1)
	Class A	Exercisable	Vested	Total Class A	Common	Class A		Common
	Common	Options(2)	Restricted	Common	Voting	Common		Voting
Name of Beneficial Owner:	Shares(1)		Stock	Shares	Shares(1)	Shares		Shares
			Units(3)	(4)
Gina L. Bianchini	5,873	24,051	1,949	31,873	0	*		*
Michael R. Costa	9,198	0	1,949	11,147	0	*		*
Philip I. Kent	0	0	1,949	1,949	0	*		*
Cynthia L. Gibson	22,132	74,665	3,727	100,524	0	*		*
Mark S. Hale	26,972	92,340	6,495	125,807	0	*		*
Lori A. Hickok	28,004	101,406	4,116	133,526	0	*		*
Burton F. Jablin	53,088	183,173	21,696	257,957	0	*		*
Kenneth W. Lowe	250,167	565,366	41,016	856,549	0	1%		*
Donald E. Meihaus	2,236	10,742	1,949	14,927	0	*		*
Jarl Mohn(5)	24,535	48,147	1,949	74,631	0	*		*
Richelle P. Parham	3,619	15,118	1,949	20,686	0	*		*
Nicholas B. Paumgarten(6)	27,342	44,286	1,949	73,577	0	*		*
Mary McCabe Peirce(7)	211,514	48,147	1,949	261,610	32,670,422	*		96.5%
Jeffrey Sagansky	7,520	18,955	1,949	28,424	0	*		*
Wesley W. Scripps(7)	3,435	15,118	1,949	20,502	31,066,422	*		91.8%
Ronald W. Tysoe	5,873	33,576	1,949	41,398		*		*
All directors & executive	681,508	1,275,090	98,489	2,055,087	32,670,422	2.1%		96.5%
officers as a group (16 persons)

*	Shares owned represent less than 1% of the outstanding shares of such class of stock.
(1)

The shares listed for each of the officers and directors represent his or her direct or indirect beneficial ownership of Class A Common Shares and Common Voting Shares. None of the shares listed for any officer or director is pledged as security for any obligation, such as pursuant to a loan arrangement or agreement or pursuant to any margin account agreement. Percentage of class is based on 96,248,924 Class A Common Shares and 33,850,481 Common Voting Shares outstanding as of January 31, 2018. Subject to the Scripps Family Agreement, each Common Voting Share is convertible at no cost and at any time into one Class A Common Share. The Percentage of Total Class A Common Shares does not give effect to the conversion of any Common Voting Shares into Class A Common Shares.

(2)

The shares listed for each of the executive officers and directors include Class A Common Shares underlying exercisable options at January 31, 2018, options that will be exercisable within 60 days after January 31, 2018 and options that will vest upon retirement.

(3)

The shares listed for each of the executive officers and directors include Class A Common Shares underlying RSUs at January 31, 2018, RSUs that will be vested within 60 days of January 31, 2018 and RSUs that will vest upon retirement.

(4)

The shares listed do not include any phantom share units held by a director in a phantom share account under the 2008 Deferred Compensation Plan for Directors. The following directors have been credited with the following number of phantom share units in such accounts as of December 31, 2017: Mr. Paumgarten — 20,119.93 and Mr. Tysoe — 28,697.51. The directors do not have voting or investment power with respect to any of these phantom share units.

(5)	The shares for Mr. Mohn include 100 shares held in an S corporation that is 100 percent controlled by The Mohn Family Trust.
(6)	The shares listed for Mr. Paumgarten include 1,700 shares owned by his wife. Mr. Paumgarten disclaims beneficial ownership of such shares.
(7)

The shares listed for Ms. Peirce include 1,604,000 Common Voting Shares held as co-trustee of a trust for the benefit of a family member, and 147,000 shares owned by her husband. Ms. Peirce and Mr. Scripps are signatories to the Scripps Family Agreement. See “The Scripps Family Agreement” and footnote (2) to the preceding table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Related Party Transactions

Under its charter, the Audit Committee generally is responsible for reviewing any proposed related party transactions. The Audit Committee has approved a “Statement of Policy with Respect to Related Party Transactions” which recognizes that related party transactions can present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). This policy defines a “related party,” requires that executive officers and directors (or nominees for director) report any related party transactions (or potential related party transactions) to the Company’s chief legal officer, who will then report each transaction that the chief legal officer determines is a related party transaction (or potential related party transaction) to the Audit Committee for its approval or ratification, and defines disclosure procedures.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDITOR INDEPENDENCE AND FEE DISCLOSURES

Independence of the External Auditors

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company’s financial statements is not impaired.

Service Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees for all professional services rendered by Deloitte to the Company for the years ended December 31, 2017 and 2016.

	2017	2016
Audit fees(1)	$2,695,000	$2,400,000
Audit-related fees(2)	227,000	143,000
Tax fees(3)	230,000	155,000
Total fees	$3,152,000	$2,698,000

(1)	Audit fees include the audit of the parent company and certain subsidiary companies, quarterly reviews and accounting consultations.
(2)

Audit-related fees include fees for audits of due diligence assistance, audits in connection with dispositions, and other attestations by Deloitte, including those that are required by statute or regulation.

(3)	Tax fees include fees for tax compliance and consultation.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee has reviewed and discussed with the Company’s management and Deloitte, the Company’s independent registered public accounting firm, the audited financial statements of the Company for the fiscal year ended December 31, 2017. The Audit Committee has also discussed with Deloitte all matters required by generally accepted auditing standards to be discussed. The Audit Committee has received the written disclosures and the letter from Deloitte required by the applicable regulations of the Public Accounting Oversight Board regarding Deloitte’s communications with the Audit Committee concerning independence, has discussed with Deloitte the independent public accountant’s independence, and has concluded that Deloitte is independent.

Based on the review and discussions noted above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for filing with the Securities and Exchange Commission.

Respectfully submitted,

Ronald W. Tysoe, Chair
Michael R. Costa
Richelle P. Parham
Jeffrey Sagansky
Donald E. Meihaus

mportant Notice Regarding the Internet Availability of Proxy Materials for the Annual Meeting of Shareholders: The Notice and Proxy Statement and the 2016 Annual Report to Shareholders are available at www.proxyvote.com. E18313-P85635 PROXY FOR CLASS A COMMON SHARES — SCRIPPS NETWORKS INTERACTIVE, INC. THIS PROXY IS SOLICITED BY THE BOARD OF DIRECTORS OF THE COMPANY. The undersigned hereby appoints KENNETH W. LOWE, LORI A. HICKOK and CYNTHIA L. GIBSON, and each of them, as the undersigned's proxies, with full power of substitution, to attend the Annual Meeting of Shareholders of Scripps Networks Interactive, Inc., to be held at 502 E. Lamar Alexander Parkway, Maryville, TN 37804, on Tuesday, May 9, 2017, at 2:30 p.m., local time, and any adjournment or adjournments thereof, and to vote thereat the number of Class A Common shares which the undersigned would be entitled to vote, with all the power the undersigned would possess if present in person, as specified on the reverse side. The proxies will vote as specified on the reverse, or if a choice is not specified, they will vote FOR the nominees listed in Item 1. Receipt of the Notice of Meeting of Shareholders and related Proxy Statement dated March 29, 2017 is hereby acknowledged. (Continued, and to be signed, on the other side.)

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

An index to exhibits has been filed as part of this Amendment No. 1 and is incorporated herein by reference.

SCRIPPS NETWORKS INTERACTIVE, INC. INDEX TO EXHIBITS

Exhibit Number	Description of Item
31(a)	Section 302 Certifications, as amended **
31(b)	Section 302 Certifications, as amended **

        ** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCRIPPS NETWORKS INTERACTIVE, INC.

Dated: March 6, 2018	By:	/s/ Lori A. Hickok
Lori A. Hickok
Executive Vice President,
Chief Financial and Development Officer (Principal Financial and Accounting Officer)